Form 10-Q
period 2017-03-31
Elevate Credit, Inc.
filed 2017-05-18
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-37680

 ELEVATE CREDIT, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-4714474
State or Other Jurisdiction of Incorporation or Organization		I.R.S. Employer Identification Number

4150 International Plaza, Suite 300 Fort Worth, Texas 76109		76109
Address of Principal Executive Offices		Zip Code
(817) 928-1500
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒*
* The registrant became subject to such requirements on April 6, 2017, and it has filed all reports so required since that date.
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	☒	No	☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2017
Common Shares, $0.0004 par value	41,693,473

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

➢
our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, operating margins, ability to generate cash flow and ability to achieve and maintain future profitability;

➢	the availability of debt financing, funding sources and disruptions in credit markets;

➢	the intention to create an additional SPV as another funding source for the Elastic line of credit product;

➢	the expectation that this additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds;

➢	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

➢	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

➢	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;
➢ our expectations with respect to trends in our average portfolio effective APR;

➢	our anticipated growth and growth strategies and our ability to effectively manage that growth;

➢	our anticipated expansion of relationships with strategic partners; customer demand for our product and our ability to rapidly scale our business in response to fluctuations in demand;

➢	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

➢	the ability of customers to repay loans;

➢	interest rates and origination fees on loans;

➢	the impact of competition in our industry and innovation by our competitors;

➢	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

➢	our reliance on third-party service providers;

➢	our access to the automated clearinghouse system;

➢	the efficacy of our marketing efforts and relationships with marketing affiliates;

➢	our anticipated direct marketing costs and spending;

➢	the evolution of technology affecting our products, services and markets;

➢	continued innovation of our analytics platform;

➢
our ability to prevent security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

➢	our ability to detect and filter fraudulent or incorrect information provided to us by our customers or by third parties;

➢	our ability to adequately protect our intellectual property;

➢	our compliance with applicable local, state, federal and foreign laws;

➢	our compliance with current or future applicable regulatory developments and regulations, including developments or changes from the CFPB;

➢	regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;

➢	public perception of our business and industry;

➢	the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;

➢	the anticipated effect on our business of natural or man-made catastrophes;

➢	the increased expenses and administrative workload associated with being a public company;

➢	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

➢	our liquidity and working capital requirements;

➢	the estimates and estimate methodologies used in preparing our consolidated financial statements;

➢	the utility of non-GAAP financial measures;

➢	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

➢	our anticipated development and release of certain products and applications and changes to certain products;

➢	our anticipated investing activity;

➢	trends anticipated to continue as our portfolio of loans matures; and
➢ expectations regarding our debt facilities, including:

•	our expectation that the $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date will be extended to a July 1, 2021 maturity date;

•	our expectation that the $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date will be extended to a February 1, 2021 maturity date;

•	our expectation that another lender will be added for the remaining $20 million under the VPC Facility during the second quarter of 2017; and

•
our expectation that during the second quarter of 2017, an additional SPV will be created as another funding source for the Elastic line of credit product, which would provide additional funding, diversified funding sources and further lower the cost of funds.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents*	$97,231	$53,574
Restricted cash	1,686	1,785
Loans receivable, net of allowance for loan losses of $69,798 and $77,451, respectively*	367,312	392,663
Prepaid expenses and other assets*	11,716	11,314
Receivable from CSO lenders	22,993	26,053
Receivable from payment processors*	18,789	19,105
Deferred tax assets, net	33,874	31,197
Property and equipment, net	17,601	16,159
Goodwill	16,027	16,027
Intangible assets, net	2,259	2,304
Total assets	$589,488	$570,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($21 payable to Think Finance at March 31, 2017 and December 31, 2016)*	$29,936	$31,390
State and other taxes payable	953	1,026
Deferred revenue	23,640	28,970
Notes payable, net*	511,265	493,478
Derivative liability	4,400	1,750
Total liabilities	570,194	556,614
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock; $0.0004 par value; 41,676,750 authorized shares; 13,309,954 and 13,001,217 issued and outstanding, respectively	5	5
Convertible preferred stock; Series A, $0.001 par value; 2,957,059 shares authorized, issued and outstanding, liquidation preference of $22,850 for both periods	3	3
Convertible preferred stock; Series B, $0.001 par value; 2,682,351 shares authorized, issued and outstanding, liquidation preference of $40,000 for both periods	3	3
Accumulated other comprehensive income, net of tax benefit of $2,347 for both periods	1,010	1,087
Additional paid-in capital	89,627	88,854
Accumulated deficit	(71,354)	(76,385)
Total stockholders’ equity	19,294	13,567
Total liabilities and stockholders’ equity	$589,488	$570,181
* These balances include certain assets and liabilities of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE. All assets of the Company are pledged as security for the Company’s outstanding debt, including debt held by the VIE. For further information regarding the assets and liabilities included in our consolidated accounts, see Note 4—Variable Interest Entity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands except share and per share amounts)	2017	2016
Revenues	$156,367	$130,722
Cost of sales:
Provision for loan losses	82,793	59,089
Direct marketing costs	10,488	9,606
Other cost of sales	4,108	3,583
Total cost of sales	97,389	72,278
Gross profit	58,978	58,444
Operating expenses:
Compensation and benefits	20,528	16,100
Professional services	7,576	7,249
Selling and marketing	2,478	2,505
Occupancy and equipment	3,257	2,735
Depreciation and amortization	2,608	2,633
Other	915	706
Total operating expenses	37,362	31,928
Operating income	21,616	26,516
Other income (expense):
Net interest expense	(19,246)	(13,500)
Foreign currency transaction gain (loss)	568	(1,358)
Non-operating expense	(133)	—
Total other expense	(18,811)	(14,858)
Income before taxes	2,805	11,658
Income tax expense	1,137	5,866
Net income	$1,668	$5,792

Basic earnings per share	$0.13	$0.45
Diluted earnings per share	$0.06	$0.20
Basic weighted average shares outstanding	13,138,951	12,797,458
Diluted weighted average shares outstanding	28,735,749	28,806,417

Pro forma basic earnings per share	$0.06	$0.22
Pro forma diluted earnings per share	$0.06	$0.20
Pro forma basic weighted average shares outstanding	27,237,470	26,895,977
Pro forma diluted weighted average shares outstanding	28,735,749	28,806,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Net income	$1,668	$5,792
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(77)	125
Total other comprehensive income, net of tax	(77)	125
Total comprehensive income	$1,591	$5,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2017 and 2016

(Dollars in thousands except share amounts)	Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015	12,796,856	5	2,957,059	$3	2,682,351	3	87,090	(54,012)	286	33,375
Stock-based compensation	—	—	—	—	—	—	166	—	—	166
Exercise of stock options	2,602	—	—	—	—	—	13	—	—	13
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	—	—
Comprehensive income:										—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	125	125
Net income	—	—	—	—	—	—	—	5,792	—	5,792
Balances at March 31, 2016	12,799,458	$5	2,957,059	$3	2,682,351	$3	$87,269	$(48,220)	$411	$39,471

Balances at December 31, 2016	13,001,216	5	2,957,059	3	2,682,351	3	88,854	(76,385)	1,087	13,567
Stock-based compensation	—	—	—	—	—	—	702	—	—	702
Exercise of stock options	308,738	—	—	—	—	—	(2)	—	—	(2)
Tax benefit of equity issuance costs	—	—	—	—	—	—	73	—	—	73
Comprehensive loss:										—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	(77)	(77)
Cumulative effect of change in accounting	—						—	3,363	—	3,363
Net income	—	—	—	—	—	—	—	1,668	—	1,668
Balances at March 31, 2017	13,309,954	$5	2,957,059	$3	2,682,351	$3	$89,627	$(71,354)	$1,010	$19,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,668	$5,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,608	2,633
Provision for loan losses	82,793	59,089
Stock-based compensation	702	166
Amortization of debt issuance costs	70	71
Amortization of loan premium	1,228	439
Amortization of convertible note discount	735	—
Deferred income tax expense, net	759	5,612
Unrealized (gain) loss from foreign currency transactions	(568)	1,259
Non-operating expense	133	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(262)	(1,069)
Reserve deposits	—	(713)
Receivables from payment processors	375	2,363
Receivables from CSO lenders	3,060	464
Interest receivable	(17,725)	(16,924)
State and other taxes payable	189	(107)
Deferred tax assets	—	272
Deferred revenue	(5,330)	3,880
Accounts payable and accrued liabilities	1,766	(5,942)
Net cash provided by operating activities	72,201	57,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(232,576)	(164,430)
Principal collections and recoveries on loans receivable	188,680	135,978
Participation premium paid	(1,358)	(439)
Change in restricted cash	95	—
Purchases of property and equipment	(3,093)	(1,727)
Net cash used in investing activities	(48,252)	(30,618)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$19,500	$18,000
Payment of capital lease obligations	(21)	(59)
Equity issuance costs paid	(187)	(759)
Proceeds from stock option exercises	765	13
Taxes paid related to net share settlement of equity awards	(422)	—
Net cash provided by financing activities	19,635	17,195
Effect of exchange rates on cash	73	(41)
Net increase in cash and cash equivalents	43,657	43,821
Cash and cash equivalents, beginning of period	53,574	29,050
Cash and cash equivalents, end of period	$97,231	72,871

Supplemental cash flow information:
Interest paid	$18,699	$13,087
Taxes paid	$13	$14

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$3,279	$118
Derivative debt discount on convertible term notes	$2,517	$—
Property and equipment accrued but not yet paid	$884	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$3,363	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2017 and 2016

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. The Company uses advanced technology and proprietary risk analytics to provide more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans and lines of credit in the United States (the “US”) and the United Kingdom (the “UK”). The Company’s products, Rise, Elastic and Sunny, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the UK, the Company directly offers unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International (UK), Limited, (“ECI”) under the brand name of Sunny.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s registration statement on Form S-1 (File No. 333-207888), as amended (the "Registration Statement"), for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC") on April 6, 2017 (the "Registration Statement"). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. See Note 13 - Subsequent Events.
Initial Public Offering and Stock-Based Compensation
On April 6, 2017, the Company completed its initial public offering (“IPO”) in which it issued and sold 12,400,000 shares of common stock at a price of $6.50 per share to the public. In connection with the closing, the underwriters exercised their option to purchase in full for an additional 1,860,000 shares. On April 6, 2017, the Company's stock began trading on the New York Stock Exchange ("NYSE") under the symbol “ELVT.” The aggregate net proceeds received by the Company from the IPO, net of underwriting discounts and commissions and estimated offering expenses, was approximately $81 million.
Immediately prior to the closing of the IPO, all then outstanding shares of the Company's convertible preferred stock, were converted into 14,098,519 shares of common stock. The related carrying value of shares of preferred stock, in the aggregate amount of approximately $6 thousand, was reclassified as common stock. Additionally, the Company amended and restated its certificate of incorporation, effective April 11, 2017 to, among other things, change the authorized number of shares of common stock to 300,000,000 and the authorized number of shares of preferred stock to 24,500,000, each with a par value of $0.0004 per share.
Stock options granted to certain employees vest upon the satisfaction of the earlier of either a service condition or a liquidity condition. The service condition for these awards is generally satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as the completion of the IPO, which occurred on April 6, 2017. The satisfaction of this vesting condition accelerated the expense attribution period for those stock options, and the Company recognized a cumulative share-based compensation expense for the portion of those stock options that met the liquidity condition.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Restricted stock units (RSUs) granted to both employees and non-employee directors vest upon the satisfaction of a service condition. The service condition for these awards is generally satisfied over one year for non-employee directors or four years for employees.
See Note 13—Subsequent Events.
Retroactive Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of March 31, 2017:

•
Convertible Preferred Stock: In April 2017 as a result of the IPO, all then outstanding shares of the Company's convertible preferred stock (5,639,410), were converted on a one-to-one basis without additional consideration into an aggregate of 5,639,410 shares of common stock and, thereafter, into 14,098,519 shares of common stock after the application of the 2.5-for-1 forward stock split. The unaudited condensed consolidated financial statements and related notes, including share and per share amounts, do not give effect to the conversion of the convertible preferred stock into shares of common stock. See Note 2—Earnings per Share for unaudited pro forma basic and diluted net income per share, which has been computed to give effect to the conversion of the convertible preferred stock into shares of common stock as though the conversion had occurred as of the beginning of the period.

•
Common Stock: The IPO and resulting stock split caused an adjustment to the par value for the common stock, from $0.001 per share to $0.0004 per share, and caused a two-and-a-half times increase in the number of authorized and outstanding shares of common stock. The number of shares of common stock and per share common stock data in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect a 2.5-for-1 forward stock split for all periods presented.

•
Stock-Based Compensation: The IPO and resulting stock split decreased the exercise price for stock options by two-and-a-half times per share, and reflected a two and a half times increase in the number of stock options and RSUs outstanding. The number of stock options and RSUs and per share common stock data in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to reflect a 2.5-for-1 forward stock split for all periods presented.

See Note 13—Subsequent Events.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Significant items subject to such estimates and assumptions include the valuation of the allowance for loan losses, goodwill, long-lived and intangible assets, deferred revenues, contingencies, the fair value of derivatives, the income tax provision, valuation of stock-based compensation and the valuation allowance against deferred tax assets. The Company bases its estimates on historical experience, current data and assumptions that are believed to be reasonable. Actual results could differ from those estimates.
Equity Issuance Costs
Costs incurred related to the Company's IPO have been deferred and included in Prepaid expenses and other assets in the unaudited condensed consolidated financial statements, and will be charged against the gross proceeds of the IPO (i.e., charged against additional paid-in capital in the accompanying unaudited condensed consolidated financial statements) as of the closing of the IPO on April 11, 2017. The balance of these equity issuance costs at March 31, 2017 was approximately $5.2 million and is included in Prepaid expenses and other assets in the unaudited Condensed Consolidated Balance Sheet. The cumulative balance of these equity issuance costs as of the date of the Company's IPO on April 11, 2017, was approximately $6.0 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.4 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $690 thousand in earnings for the three months ended March 31, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

•
Modified its computation of potentially dilutive shares for earnings per share using the treasury stock method by excluding excess tax benefits (deficiencies) as a component of assumed proceeds; as excess tax benefits are no longer recognized within additional paid-in capital.

•
Included excess tax benefits for stock-based compensation in cash flows from operating activities rather than cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

•	Presented employee taxes paid as a financing activity on the Condensed Consolidated Statements of Cash Flows on a retrospective basis.
Accounting Standards to be Adopted in Future Periods
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is still assessing the potential impact of ASU 2017-04 on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-18 on the Company's condensed consolidated financial statements; however, the Company's preliminary assessment of the impact of the adoption of ASU 2016-18 is that, upon adoption, the Company will include any restricted cash balances as part of cash and cash equivalents in its condensed statements of cash flows and not present the change in restricted cash balances as a separate line item under investing activities as it currently presented.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-15 on the Company's condensed consolidated financial statements. The Company does not currently expect that the adoption of ASU 2016-15 will have a material effect on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-09, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. Upon adoption of the new revenue recognition guidance, the Company anticipates using the alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company completed its initial assessment in evaluating the potential impact on its condensed consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its condensed financial statement disclosures.

NOTE 2 - EARNINGS PER SHARE

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO, which has been retroactively applied to previously reported share and earnings per share amounts.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no fully vested stock and unit awards not issued as common stock at March 31, 2017 and 2016.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted and vested unexercised stock options using the treasury stock method but only to the extent that these instruments dilute earnings per share. The dilutive effect of convertible preferred stock and convertible debt is reflected in diluted earnings per share using the if-converted method. Conversion of the preferred stock and convertible debt is not assumed for purposes of calculating diluted earnings per share if the effect is anti-dilutive. Tax-effected interest expense (including the amortization of issuance costs) related to the convertible debt is added back to net income for purposes of the calculation, except for periods where the effect would be anti-dilutive.
The computation of earnings per share was as follows for three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands except per share amounts)	2017	2016
Numerator (basic):
Net income	$1,668	$5,792

Numerator (diluted):
Net income	$1,668	$5,792
Tax-effected interest expense attributable to Convertible Term Notes	—	—
Net income assuming dilution	$1,668	$5,792

Denominator (basic):
Basic weighted average number of shares outstanding	13,138,951	12,797,458

Denominator (diluted):
Basic weighted average number of shares outstanding	13,138,951	12,797,458
Effect of potentially dilutive securities:
Convertible Preferred Stock	14,098,519	14,098,519
Employee stock plans (options and RSUs)	1,498,279	1,910,440
Convertible Term Notes	—	—
Diluted weighted average number of shares outstanding	28,735,749	28,806,417

Basic and diluted earnings per share:
Basic earnings per share	$0.13	$0.45
Diluted earnings per share	$0.06	$0.20

For the three months ended March 31, 2017 and 2016, the Company excluded the following potential common shares, respectively, from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	420 thousand and 133 thousand common shares issuable upon exercise of the Company's stock options and vesting of its RSUs; and

•	4 million and 0 common shares issuable upon conversion of the Convertible Term Notes. (See Note 5—Notes Payable—VPC Facility for more information regarding the Convertible Term Notes).

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three month periods ended March 31, 2017 and 2016.

Unaudited Pro Forma Earnings Per Share

Unaudited pro forma basic and diluted net income per share has been computed to give effect to the automatic conversion of the convertible preferred stock into shares of common stock upon the completion of a the IPO using the if converted method as though the conversion had occurred as of the beginning of the period.

The following table sets forth the computation of the Company’s unaudited pro forma basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands except per share amounts)	2017	2016
Numerator (basic):
Net income	$1,668	$5,792

Numerator (diluted):
Net income	$1,668	$5,792
Tax-effected interest expense attributable to Convertible Term Notes	—	—
Net income assuming dilution	$1,668	$5,792

Denominator (basic):
Basic weighted average number of shares outstanding	13,138,951	12,797,458
Pro forma adjustment to reflect assumed conversion of convertible preferred stock into common stock	14,098,519	14,098,519
Pro forma basic weighted average number of shares outstanding	27,237,470	26,895,977

Denominator (diluted):
Basic weighted average number of shares outstanding	27,237,470	26,895,977
Effect of potentially dilutive securities:
Employee stock plans (Options and RSUs)	1,498,279	1,910,440
Convertible Term Notes	—	—
Pro forma diluted weighted average number of shares outstanding	28,735,749	28,806,417

Pro forma basic and diluted earnings per share:
Pro forma basic earnings per share	$0.06	$0.22
Pro forma diluted earnings per share	$0.06	$0.20

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Finance charges	$98,071	$96,243
CSO fees	16,010	18,471
Lines of credit fees	41,771	15,838
Other	515	170
Total revenues	$156,367	$130,722
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at March 31, 2017 and December 31, 2016. The following reflects the credit quality of the Company’s loans receivable as of March 31, 2017 and December 31, 2016 as delinquency status has been identified as the primary credit quality indicator. Loans are determined to be past due when they are one day past due without a payment. All impaired loans as of March 31, 2017 and December 31, 2016 have been charged off.

	March 31, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans	$209,400	$164,509	$373,909
Past due loans	44,635	16,569	61,204
Total loans receivable	254,035	181,078	435,113
Net unamortized loan premium	—	1,997	1,997
Less: Allowance for loan losses	(49,711)	(20,087)	(69,798)
Loans receivable, net	$204,324	$162,988	$367,312

	December 31, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans[1]	$235,794	$156,717	$392,511
Past due loans[1]	57,822	17,857	75,679
Total loans receivable	293,616	174,574	468,190
Net unamortized loan premium	—	1,924	1,924
Less: Allowance for loan losses	(58,062)	(19,389)	(77,451)
Loans receivable, net	$235,554	$157,109	$392,663

1.
A reclassification of approximately $1.0 million from Current loans to Past due loans within Installment was made in order to conform to the current period presentation. This reclassification had no effect on previously reported total loans receivable balances in the consolidated balance sheet at December 31, 2016.

Total loans receivable includes approximately $21.4 million and $25.6 million of interest receivable at March 31, 2017 and December 31, 2016, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

The changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$62,987	$19,389	$82,376
Provision for loan losses	60,720	22,073	82,793
Charge-offs	(76,262)	(22,994)	(99,256)
Recoveries of prior charge-offs	5,709	1,619	7,328
Effect of changes in foreign currency rates	122	—	122
Total	53,276	20,087	73,363
Accrual for CSO lender owned loans	(3,565)	—	(3,565)
Balance end of period	$49,711	$20,087	$69,798

	Three Months Ended March 31, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$55,768	$10,016	$65,784
Provision for loan losses	51,944	7,145	59,089
Charge-offs	(66,581)	(8,100)	(74,681)
Recoveries of prior charge-offs	5,671	—	5,671
Effect of changes in foreign currency rates	(271)	—	(271)
Total	46,531	9,061	55,592
Accrual for CSO lender owned loans	(4,296)	—	(4,296)
Balance end of period	$42,235	$9,061	$51,296

As of March 31, 2017 and December 31, 2016, respectively, estimated losses of approximately $3.6 million and $4.9 million for the CSO owned loans receivable guaranteed by the Company of approximately $31.6 million and $40.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

NOTE 4—VARIABLE INTEREST ENTITY

The Company is involved with three entities that are deemed to be a VIE - Elastic SPV, Ltd. and two CSO lenders. Under ASC 810-10-15, Variable Interest Entities., a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Elastic SPV, Ltd.
On July 1, 2015, the Company entered into several agreements with a third-party lender and Elastic SPV, Ltd. (“ESPV”), an entity formed by third party investors for the purpose of purchasing loan participations from the third-party lender. On that date, approximately $20.2 million of loan participations in the Elastic lines of credit outstanding held by the Company were transferred to ESPV for no gain or loss. Per the terms of the agreements, the Company provides customer acquisition services to drive the volume of loan applications submitted to the third-party lender. In addition, the Company provides loan underwriting software and services to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. ESPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the lines of credit acquired meet the criteria of a participation interest.
Once the third-party lender originates the loan, ESPV has the right, but not the obligation, to purchase a 90% interest in each Elastic line of credit. Victory Park Management, LLC (“VPC”) entered into an agreement (the "ESPV Facility") under which it loans ESPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 5—Notes Payable—ESPV Facility). The Company entered into a separate credit default protection agreement with ESPV whereby the Company agreed to provide credit protection to the investors in ESPV against Elastic loan losses in return for a credit premium. The Company does not hold a direct ownership interest in ESPV, however, as a result of the credit default protection agreement, ESPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$19,651	$15,096
Loans receivable, net of allowance for loan losses of $20,087 and $19,389, respectively	162,988	157,109
Prepaid expenses and other assets ($0 and $52, respectively, eliminates upon consolidation)	—	52
Receivable from payment processors	7,324	7,351
Total assets	$189,963	$179,608
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued liabilities ($9,697 and $4,856, respectively, eliminates upon consolidation)[1]	$17,730	$12,580
Reserve deposit liability ($22,500 and $21,825, respectively, eliminates upon consolidation)	22,500	21,825
Notes payable, net	149,733	145,203
Members' equity	—	—
Total liabilities and members’ equity	$189,963	$179,608

1.
In the course of preparing its condensed consolidated financial statements as of and for the three months ended March 31, 2017, the Company identified a disclosure error related to the amount of accounts payable and accrued liabilities that was eliminated upon consolidation at December 31, 2016 associated with credit default premiums. The actual amount eliminated at December 31, 2016 was $4.9 million as opposed to $1.1 million that was previously disclosed. The Company has determined that the error was not material to its consolidated financial statements and the correction of this error resulted in a revision to the amount disclosed only and had no impact on accounts payable and accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2016.

CSO Lenders
The two CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

NOTE 5—NOTES PAYABLE
The Company has two debt facilities with VPC. The Rise SPV, LLC ("RSPV," a subsidiary of the Company) credit facility (the "VPC Facility") and the ESPV Facility.
VPC Facility
On January 30, 2014, RSPV entered into an agreement with VPC providing a credit facility with a maximum borrowing amount of $250 million. On May 20, 2015, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $335 million to RSPV, ECI and Elevate Credit Service, LLC ("ELCS"), all subsidiaries of the Company. On February 11, 2016, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $345 million to RSPV, ECI and ELCS. On June 30, 2016, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $395 million to RSPV, ECI and ELCS. On January 5, 2017, the VPC Facility was amended to extend the required draw-down date of the $15 million remaining undrawn principal on the Convertible Term Notes from December 31, 2016 to January 5, 2017. On February 1, 2017, the VPC Facility was amended to increase the maximum borrowing on the US Term Note from $250 million to $350 million, lower the interest rate on the US Term Note to a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%, extend the maturity date for the US Term Note to February 1, 2021, excluding $75 million currently outstanding under the note which is subject to an August 13, 2018 maturity date and permanently reduce the book value of equity covenant from $10 million to $5 million.
This facility provides the following term notes at March 31, 2017:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The effective interest rate on the outstanding balance at March 31, 2017 and December 31, 2016 was 12.05% and 14.01%, respectively.

•
A maximum borrowing amount of $50 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the UK Sunny loan portfolio (“UK Term Note”). The effective interest rate at March 31, 2017 and December 31, 2016 was 17.05% and 16.93%, respectively.

•
A maximum borrowing amount of $45 million at a base rate (defined as the 3-month LIBOR rate) plus 18% used to fund working capital (“ELCS Sub-debt Term Note”). The effective interest rate at March 31, 2017 and December 31, 2016 was 19.05% and 18.93%, respectively.

•
A maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17% (“4th Tranche Term Note”). The effective interest rate at March 31, 2017 and December 31, 2016 was 18.05% and 18.00%, respectively.

•
A maximum borrowing amount of $25 million bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The effective interest rate at March 31, 2017 and December 31, 2016 was 10.05% and 10.00%, respectively.

The US Term Note has a maturity date of February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. The Company expects the $75 million will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date as well. All other notes have a maturity date of January 30, 2018. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2017 and December 31, 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

The Convertible Term Notes were convertible, at the lender's option, into common stock upon the completion of specific defined liquidity events, including certain equity financings, certain mergers and acquisitions or the sale of substantially all of the Company's assets, or during the period from the receipt of notice of the anticipated commencement of a roadshow in connection with the Company's IPO until immediately prior to the effectiveness of the Registration Statement in connection with such IPO. The Convertible Term Notes were convertible into common stock at the market value (or a set discount to market value) of the shares on the date of conversion and since the Convertible Term Notes included a conversion option that continuously reset as the underlying stock price increased or decreased and provided a fixed value of common stock to the lender, it was considered share-settled debt. The Company did not elect and was not required to measure the Convertible Term Notes at fair value; as such, the Company measured the Convertible Term Notes at the accreted value, determined using the effective interest method.

Subsequent to March 31, 2017, during the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into that number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert; however, VPC purchased 2.3 million shares in the offering at the IPO price, and the Company used the proceeds from that purchase, approximately $14.9 million, to reduce an equivalent amount of indebtedness under the Convertible Term Notes. Additionally, upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes are no longer convertible in whole or in part into shares of the Company's common stock. Furthermore, VPC agreed to waive approximately $3 million of the redemption premium feature associated with the $14.9 million of Convertible Term Notes the Company repaid.

Share-settled debt may settle by providing the holder with a variable number of shares with an aggregate fair value equaling the debt principal outstanding. Share-settled debt may use a discount to the fair value of the share price to determine the number of shares to be delivered, resulting in settlement at a premium, and is analyzed to determine whether the share settled debt contains a beneficial conversion feature or contingent beneficial conversion feature. Share-settled debt may be measured at fair value or at its accreted value depending on the specific terms of the settlement provisions of the debt instrument. The Company evaluates the embedded features within debt instruments to determine if embedded features are required to be bifurcated and recognized as a derivative instrument. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of a single compound derivative is recognized as a derivative liability and a debt discount. The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). The debt discount is amortized to non-cash interest expense using the effective interest method over the life of the associated debt. In connection with the conversion (i.e.: settlement) of share-settled debt into common stock, the Company will recognize a gain or loss for the change in fair value of the associated derivative liabilities on conversion and a loss on extinguishment of debt from the acceleration of the unamortized balance of the debt discount and issuance costs. See Note 8—Fair Value Measurements for additional information.

The Convertible Term Notes contained embedded features that were required to be assessed as derivatives. The Company determined that two of the features it assessed were required to be bifurcated and accounted for under derivative accounting as follows: (i) An embedded redemption feature upon conversion into common shares of the Company's stock ("share-settlement feature") that includes a provision for the adjustment to the conversion price to a price less than the transaction-date fair value price per share if the Company is a party to certain qualifying liquidity or equity financing transactions. The incremental undiscounted present value of the embedded redemption feature is $6.25 million. (ii) An embedded redemption feature that requires the Company to pay an amount up to $5 million ("redemption premium feature") upon a cash redemption at maturity or upon a redemption caused by certain events of default.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a probability-weighted valuation scenario model. The assumptions included in the calculations are highly subjective and subject to interpretation. The fair value of the single compound derivative was recognized as principal draw-downs were made and in proportion to the amount of principal draw-downs to the maximum borrowing amount. The initial fair value of the single compound derivative is recognized and presented as a debt discount and a derivative liability. The debt discount is amortized using the effective interest method from the principal draw-down date(s) through the maturity date. The derivative liability is accounted for in the same manner as a freestanding derivative pursuant to Accounting Standards Codification 815—Derivatives and Hedging ("ASC 815"), with subsequent changes in fair value recorded in earnings each period.

ESPV Facility

On July 13, 2015, ESPV, entered into an agreement with VPC, providing a credit facility with a maximum borrowing amount of $50 million (the “ESPV Facility”). On October 21, 2015, the ESPV Facility was amended, providing a credit facility with a maximum borrowing amount of $100 million. On July 14, 2016, the ESPV Facility was further amended, increasing the credit facility to a maximum borrowing amount of $150 million. Interest is charged at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million and plus 13.5% for any amounts in excess of $100 million.

On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019, and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for a portion of the ESPV Facility to July 1, 2021, excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. The Company expects this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date as well. The ESPV Facility is used to purchase loan participations from the third party bank partner. The blended interest rate at March 31, 2017 and December 31, 2016 was 13.89% and 13.81%, respectively.
There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of March 31, 2017 and December 31, 2016.

VPC and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
US Term Note bearing interest at 3-month LIBOR +11% (2017) + 13-15% (2016)	$222,000	$222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	47,800	47,800
ELCS Sub-debt Term Note bearing interest at 3-month LIBOR + 18%	45,000	45,000
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	25,000	10,000
ESPV Term Note bearing interest at 1% per annum + 12-13.5%	150,000	145,500
Debt discount and issuance costs	(3,535)	(1,822)
Total	$511,265	$493,478
Subsequent to March 31, 2017, the Company used the net IPO proceeds to pay off the $45 million of the ELCS Sub-debt Note and $25 million of the UK Term Note. In addition, as disclosed above, approximately $14.9 million of the Convertible Term Notes were paid down using proceeds from the IPO.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

As noted above, subsequent to March 31, 2017, the maturity date of the $150 million ESPV term note was extended to July 2021, excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date, and approximately $85.0 million of the $142.8 million of notes that mature in January 2018 were paid off or paid down with the net IPO proceeds. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value. See Note 13—Subsequent Events for additional information on the impact of the subsequent payments and subsequent amendment to our future debt maturities.
Future debt maturities as of March 31, 2017 are as follows:

Year (dollars in thousands)	March 31, 2017
Remainder of 2017	$—
2018	266,800
2019	—
2020	—
2021	248,000
Total	$514,800

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at March 31, 2017 and December 31, 2016 was approximately $16 million. There were no changes to goodwill during the three months ended March 31, 2017. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.6 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of March 31, 2017, is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,825)	1,579
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(2,897)	$2,259
The carrying value of acquired intangible assets as of December 31, 2016, is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,780)	1,624
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
	$5,156	$(2,852)	$2,304

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Total amortization expense recognized for the three months ended March 31, 2017 and 2016 was approximately $45 thousand for both periods. The weighted average remaining amortization period for the intangible assets was 8.75 years at March 31, 2017.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2018	$180
2019	180
2020	180
2021	180
2022	180

NOTE 7—STOCK-BASED COMPENSATION

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO. Reported share amounts have been retroactively restated for the forward stock split.
Stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016 totaled approximately $0.7 million and $0.2 million, respectively.

2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved for issuance under the 2016 Plan shares of common stock equal to (i) 3,150,000 shares, plus (ii) up to 3,064,027 shares that would otherwise return to the 2014 Equity Incentive Plan as a result of forfeiture, termination or expiration of awards previously granted under the 2014 Equity Incentive Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it becomes effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
2014 Equity Incentive Plan
The Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) on May 1, 2014. The 2014 Plan permitted the grant of incentive stock options, nonstatutory stock options, and restricted stock. On April 27, 2017 the Company's Board of Directors terminated the 2014 Plan as to future awards and confirmed that underlying shares corresponding to awards under the 2014 Plan that were outstanding at the time the 2016 Plan became effective, that are forfeited, terminated or expire, will increase the number of shares available under the 2016 Plan.
In conjunction with the 2016 and 2014 Plans, as of March 31, 2017, the Company had granted stock options and RSUs which are described in more detail below.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

Stock Options
Stock options are awarded to encourage ownership of the Company's common stock by key employees and to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. The Company's stock options permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the Board of Directors. The Company's stock options generally have a 10-year contractual term and vest over a 4-year period from the grant date.
During the three months ended March 31, 2017, the Company granted 111,177 incentive stock options with a weighted average exercise price of $8.08 per share and a weighted average fair value of $2.88 per share. These options have a contractual term of 10 years and vest 25% on the first anniversary of the effective date and 2.083% each month thereafter until full vesting on the fourth anniversary of the effective date; vesting accelerated upon the completion of the IPO (see Note 1 - Basis of Presentation and Accounting Changes - Initial Public Offering and Stock-Based Compensation).
A summary of stock option activity as of and for the three months ended March 31, 2017 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	3,501,412	$4.18
Granted	111,177	8.08
Exercised(1)	(419,915)	2.14
Forfeited	(17,471)	5.44
Outstanding at March 31, 2017	3,175,203	4.58	6.19
Options exercisable at March 31, 2017	2,250,364	3.67	5.26
Available for grant at March 31, 2017(2)	2,690,881

(1)
During the three months ended March 31, 2017, certain exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 111,177 shares which had a value equivalent to the aggregate exercise price of approximately $476 thousand plus the employees' minimum statutory obligation of approximately $422 thousand for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld was based on the fair value of the options on their exercise date as determined by the Company. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise have been issued.

(2)	Includes shares available for grant under the 2016 Plan and the 2014 Plan.
At March 31, 2017, there was approximately $1.8 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of options exercised for the three months ended March 31, 2017 was $2.5 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted during the three months ended March 31, 2017 was $8.08. These RSUs have a contractual term of 10 years and vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

A summary of RSU activity as of and for the three months ended March 31, 2017 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	$425,260	$8.12
Granted	20,831	$8.08
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	$446,091	$8.12
At March 31, 2017, there was approximately $1.9 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 1.9 years. No RSUs vested during the three months ended March 31, 2017, and, as such, the total vest-date fair value of RSUs vested for the three months ended March 31, 2017 was $0.

NOTE 8—FAIR VALUE MEASUREMENTS
The accounting guidance on fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The Company groups its assets and liabilities measured at fair value in three levels of the fair value hierarchy, based on the fair value measurement technique, as described below:
Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets and liabilities in active exchange markets that the Company has the ability to access at the measurement date.
Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3—Valuation is derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of pricing models, discounted cash flow models and similar techniques.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2017 and 2016, there were no significant transfers between levels.
The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is most significant to the fair value measurement in its entirety. In the determination of the classification of assets and liabilities in Level 2 or Level 3 of the fair value hierarchy, the Company considers all available information, including observable market data, indications of market conditions, and its understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances, judgments are made regarding the significance of the Level 3 inputs to the fair value measurements of the respective assets and liabilities in their entirety. If the valuation techniques that are most significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data, the asset or liability is classified as Level 3.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

The Company has evaluated Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors and Accounts payable and accrued expenses, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable approximates the fair value. The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).

The Convertible Term Notes contained embedded features that were required to be recognized as a derivative liability. See Note 5—Notes Payable for additional information. Upon the initial $10 million draw on the Convertible Term Notes in October 2016, a derivative liability of approximately $1.7 million was recorded at fair value and was included as debt discount in Notes Payable and as a Derivative Liability on the Condensed Consolidated Balance Sheets at December 31, 2016. Upon the $15 million draw on the Convertible Term Notes in January 2017, an additional derivative liability of approximately $2.5 million was recorded at fair value and was included as a debt discount in Notes Payable and as a Derivative Liability. The weighted-average effective interest rate associated with the debt discount was approximately 27%. The change in the fair value of the derivative liability of $133 thousand and $0 was recognized as Non-operating expense for the three month periods ended March 31, 2017 and 2016, respectively, in the unaudited Condensed Consolidated Income Statements. This liability is considered to be Level 3 in accordance with ASC 820-10 and is measured at fair value on a recurring basis. The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets.

The table below summarizes the changes in the fair value of the liabilities categorized as Level 3 instruments for the three month periods ended March 31, 2017 and 2016:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2015	$—
Issuance	—
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	—
Balance, March 31, 2016	$—

Balance, December 31, 2016	$1,750
Issuance	2,517
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	133
Balance, March 31, 2017	$4,400

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

The Company’s derivative liability associated with its Convertible Term Notes is measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations are highly subjective and subject to interpretation and include highly subjective inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors include (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes will be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder will opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate is based on the three-month LIBOR rate. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs could result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes are as follows:

March 31, 2017
Expected life (months)	10
Conversion discount percentage	20%
Floating rate	10.15% - 10.59%
Risk-free rate	1.01%
Market yield	23.64%
Non-marketability discount	8%
Non-marketability discount volatility	50.8%

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into a number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert, and an unpaid balance on the Convertible Term Notes remained outstanding after the IPO. Upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes are no longer convertible in whole or part into shares of the Company's common stock; as a result, the share-settlement ceased to be an embedded derivative feature requiring separate recognition and disclosure. However, a pro-rata portion of the redemption premium feature to be paid upon the cash redemption at maturity, or upon a redemption caused by certain events of default, remains an embedded derivative feature that the Company will be required to assess and recognize as a derivative liability.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

NOTE 9—INCOME TAXES
Income tax expense for the three months ended March 31, 2017 and 2016 consists of the following:

	March 31,
(Dollars in thousands)	2017	2016
Current income tax expense:
Federal	$143	$129
State	235	125
Total current income tax expense	378	254

Deferred income tax expense (benefit):
Federal	1,276	5,169
State	173	443
2016 stock options	(690)	—
Total deferred income tax expense	759	5,612

Total income tax expense	$1,137	$5,866

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.
The Company’s income tax expense was $1.1 million and $5.9 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s US effective tax rates for the three months ended March 31, 2017 and 2016, adjusted for discrete items, were 46% and 45%, respectively. For the three months ended March 31, 2017, the Company’s US effective tax rate differed from the standard corporate federal income tax rate of 35% primarily due to its corporate state tax obligations in the states where it has lending activities and its permanent non-deductible items. The Company's US cash effective tax rate was approximately 6%.
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for both the domestic and foreign deferred tax assets, net.

US deferred tax assets, net
At March 31, 2017 and December 31, 2016, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized NOL carryforward from US operations at March 31, 2017 and December 31, 2016 was approximately $28.6 million. The NOL carryforward expires beginning in 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:
➢ The Company had taxable income for the three months ended March 31, 2017. For 2017 the Company is forecasting US taxable income as it continues to scale its business and generate even greater operating income.
➢ The 2017 forecast used to determine the realizability of the deferred tax assets did not consider the completion of the IPO. Completion of the IPO in 2017 will generate even greater US taxable income than what was in the Company's existing forecast. If the IPO is considered as part of the forecast, the proceeds from the IPO that were used to pay down debt would further reduce interest expense. This would result in even higher taxable income and utilize a majority of the NOL in 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

➢
In 2016 the Company continued to grow its operating income (from $9 million in 2015 to $48 million in 2016). If the Company had not postponed its IPO in early January 2016 due to market conditions, the Company would have had US taxable income in 2016 and begun utilizing its NOL (in 2016 the Company also planned to use the IPO proceeds to pay down debt and reduce interest expense).

➢ Management’s success in developing accurate forecasts and management’s track record of launching new and successful products at Think Finance, which generated significant taxable income, is another source of positive evidence which was evaluated. The Company believes that the unique circumstance of the 2014 spin-off from a successful company provides it with several positive objectively verifiable factors that would not normally be available to a new company with a limited operating history.
Significant negative factor included:
➢ The Company has cumulative losses and a lack of taxable income from the 2014 spin-off through 2016. A net taxable loss was incurred for the years ended December 31, 2016 and 2015 due to the establishment of an infrastructure for the Company separate from Think Finance while the Company was scaling the growth of the relatively new products of Rise and Elastic. Additionally, the Company originally forecasted US taxable income for the year ended December 31, 2016 based upon the completion of an IPO in early 2016. With the postponement of the IPO due to market conditions the additional interest expense incurred associated with higher debt balances was a significant contributor to the net taxable loss for the year ended December 31, 2016 as compared to the forecasted results for 2016.
The Company has given due consideration to all the factors and believes the positive evidence outweighs the negative evidence and has concluded that the US deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income over the next three to five years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change.
The Company also had a US stock option deduction carryforward of approximately $8.9 million at March 31, 2017 and December 31, 2016, for which the tax benefit would be applied as a credit directly to additional paid-in capital. The stock option deduction carryforward expires in 2034.
UK deferred tax assets, net
At March 31, 2017 and December 31, 2016, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on an annual basis, and, as a result, there have been no changes as of March 31, 2017. Regardless of the deferred tax valuation allowance recognized at March 31, 2017 and December 31, 2016, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $31.5 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $31.5 million at March 31, 2017 and December 31, 2016 can be carried forward indefinitely.

NOTE 10—COMMITMENTS, CONTINGENCIES AND GUARANTEES
Contingencies
Currently and from time to time, the Company may become a defendant in various legal and regulatory actions. While the Company cannot determine the ultimate outcome of these actions, it believes their resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company is cooperating with the Consumer Financial Protection Bureau (“CFPB”) related to a civil investigative demand (“CID”) received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. The CFPB has not made any specific allegation of violation(s) of law or initiated litigation in connection with the CID as of this date.

Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $135.6 million and $110.7 million in available and unfunded credit lines at March 31, 2017 and December 31, 2016, respectively. While these amounts represented the total available unused credit lines, ESPV has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. ESPV has not recorded a loan loss reserve for unfunded credit lines as ESPV has the ability to cancel commitments within a relatively short timeframe.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

NOTE 11—OPERATING SEGMENT INFORMATION
The Company determines operating segments based on how its chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is its Chief Executive Officer, who reviews its operating results on a consolidated basis.
The Company has one reportable segment, which provides online credit products for non-prime consumers, which is composed of the Company’s operations in the United States and the United Kingdom. The Company has aggregated all components of its business into a single reportable segment based on the similarities in the products, the distribution methods, the type of customers, and the nature of the regulatory environments.
The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Revenues
United States	$131,521	$107,273
United Kingdom	24,846	23,449
Total	$156,367	$130,722

	March 31, 2017	December 31, 2016
Long-lived assets
United States	$24,280	$23,141
United Kingdom	11,607	11,349
Total	$35,887	$34,490

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2017 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $0.2 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Statements of Operations. Total payments for equipment were approximately $42 thousand and $63 thousand for the three months ended March 31, 2017 and 2016, respectively, and were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Statements of Operations.
At March 31, 2017 and December 31, 2016, the Company had approximately $21 thousand for both periods due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2017 and 2016, the Company incurred board of director fees and travel expense reimbursements of approximately $185 thousand and $94 thousand, respectively, associated with certain board members. Stock compensation expense of $93 thousand and $8 thousand was also recorded for certain board members for the three months ended March 31, 2017 and 2016, respectively. These expenses are included in Professional services and Other operating expenses within the Condensed Consolidated Statements of Operations. In addition, during the three months ended March 31, 2017 and 2016, the Company incurred consulting costs of approximately $75 thousand and $78 thousand, respectively, related to a consulting agreement with a related party. These expenses are included in Professional services within the Condensed Consolidated Statements of Operations.

NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there has been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
ESPV Facility
On April 27, 2017, the ESPV Facility was amended to increase the borrowing base to $250 million, decrease each of the base rates by 1.0% effective July 1, 2019 and add a base rate of 12.75% for borrowing amounts greater than $150 million, which will decrease to 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility to July 1, 2021, with the exception of $49 million of the ESPV Facility which matures on August 13, 2018.
The Company made draws on the ESPV Facility of $11 million subsequent to March 31, 2017.
Initial Public Offering:
On April 6, 2017, the Company completed its IPO in which it issued and sold 14,260,000 shares of common stock at a price of $6.50 per share to the public. The Company used the net IPO proceeds to pay off the $45 million ELCS Sub-debt Note, pay down approximately $14.9 million of the Convertible Term Notes and pay down $25 million of the UK Term Note.
The financial statements as of March 31, 2017 and 2016 including share and per share amounts, do not include the effects of the IPO, except for the retroactive stock split as required by GAAP. Additionally, for the three months ended March 31, 2017, basic and diluted earnings per share on a pro forma basis, would have been $0.04 per share, after including the effect of the following: (i) the 2.5 to 1 stock split, (ii) the conversion of all preferred stock into common stock upon the IPO and (iii) the inclusion of the 14.3 million common shares issued in the IPO. See Note 1—Basis of Presentation and Accounting Changes.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2017 and 2016

The balance sheet data below presents, on a pro forma basis, the impact on certain balance sheet items of the IPO, specifically: (i) the conversion of all of the Company’s outstanding shares of its Series A and Series B convertible preferred stock into an aggregate of 14,098,519 shares of common stock, (ii) the aggregate net proceeds received by us from the IPO, net of underwriting discounts and commissions and estimated offering expenses, was approximately $81.0 million from the sale of 12,400,000 shares of common stock at a price of $6.50 per share to the public and the exercise by the underwriters to purchase an additional 1,860,000 shares, (iii) the reclassification of approximately $6.0 million of offering costs attributable to the IPO from prepaid expenses and other assets to additional paid in capital, and (iv) the use of approximately $84.9 million of the IPO proceeds to pay off a portion of the Company's debt.

(dollars in thousands)	Actual as of March 31, 2017	Pro Forma as of March 31, 2017

Selected Balance Sheet Data:

Cash, cash equivalents	$97,231	$98,980
Prepaid expenses and other assets	11,716	5,716
Total assets	$589,488	$585,237

Notes payable, net	$511,265	$426,315
Total liabilities	570,194	485,244
Convertible preferred stock, Series A and Series B	6	—
Common stock	5	16
Additional paid-in capital	89,627	170,326
Accumulated deficit	(71,354)	(71,354)
Total stockholders' equity	19,294	99,993
Total liabilities and stockholders' equity	$589,488	$585,237

The following table presents the impact the payments made subsequent to March 31, 2017 would have on our future debt maturities:

Year (dollars in thousands)	March 31, 2017	Subsequent IPO Repayments	March 31, 2017 adjusted
Remainder of 2017	$—	$—	$—
2018	266,800	(84,950)	181,850
2019	—	—	—
2020	—	—	—
2021	248,000	—	248,000
Total	$514,800	$(84,950)	$429,850

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” and "Note About Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic and Sunny as Elevate’s loans, customers, information and data, irrespective of whether Elevate directly originates the credit to the customer or whether such credit is originated by a third party.
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving approximately 1.7 million customers with $4.2 billion in credit. Our current online credit products, Rise, Elastic and Sunny, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We earn revenues on the Rise and Sunny installment loans and on the Elastic lines of credit. For all three products, our revenues, which primarily consist of finance charges, are driven by our average loan balances outstanding and by the average annual percentage rate, or “APR,” associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and loans originated by Republic Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through March 31, 2017, Rise, Elastic and Sunny, together, have provided approximately $2.7 billion in credit to approximately 838 thousand customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2016 grew 34% compared to revenues for 2015 and revenues for the three months ended March 31, 2017 grew 20% compared to the three months ended March 31, 2016. Our combined loan principal balances grew 35% in 2016, from $356.1 million as of December 31, 2015 to $481.2 million as of December 31, 2016, and grew 39% from $320.7 million as of March 31, 2016 to $444.5 million as of March 31, 2017. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available. On August 15, 2014, the original amount of $250 million for the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $315 million and further amended on May 20, 2015 to $335 million, on February 11, 2016 to $345 million, on June 30, 2016 to $395 million and on February 1, 2017 to $495 million. See “—Liquidity and Capital Resources—Debt facilities.”

The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. We purchased these loan participations ourselves through June 30, 2015 and thus earned 90% of the revenues and incurred 90% of the losses associated with the Elastic product through that date. Due to the significant growth in Elastic, commencing July 1, 2015, a new structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) Elastic SPV receives its funding from VPC in a separate $50 million financing facility, (the “ESPV Facility”), which was finalized on July 13, 2015.
This facility was further increased to $100 million on October 21, 2015 and to $150 million on July 14, 2016. On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility to July 1, 2021. We do not own Elastic SPV but, effective July 1, 2015, we entered into a credit default protection agreement with Elastic SPV whereby we agreed to provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a variable interest entity in its consolidated financial results beginning July 1, 2015. The consolidation of Elastic SPV did not change the presentation of the Company's consolidated financial statements, as the Company's consolidated financial statements continued to present revenue and losses on 90% of the Elastic lines of credit originated by Republic Bank and sold to Elastic SPV.

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.    In 2016, our total revenues were $580.4 million, which represented a 34% increase over 2015 total revenues of $434.0 million. For the three months ended March 31, 2017, our total revenues increased 20% as compared to the same prior year period, increasing from $130.7 million to $156.4 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

•
Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this MD&A, we have continued to maintain stable credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

•
Margin expansion.    We expect that our operating margins will continue to expand over the near term as we lower our direct marketing costs and operating expense as a percentage of revenues while continuing to maintain our stable credit quality levels. Over the next several years, as we continue to scale our loan portfolio, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will decline to approximately 10% of revenues and our operating expenses will decline to approximately 20% of revenues. We aim to manage our business to achieve a long-term operating margin of 20%, and do not expect our operating margin to increase beyond that level, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.

KEY FINANCIAL AND OPERATING METRICS
As discussed above, we regularly monitor a number of metrics in order to measure our current performance and project our future performance. These metrics aid us in developing and refining our growth strategies and in making strategic decisions.
Certain of our metrics are non-GAAP financial measures. We believe that such metrics are useful in period-to-period comparisons of our core business. However, non-GAAP financial measures are not an alternative to any measure of financial performance calculated and presented in accordance with GAAP. See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP metrics to GAAP.

Revenue growth

	As of and for the three months ended March 31,
Revenue growth metrics (dollars in thousands, except as noted)	2017	2016
Revenues	$156,367	$130,722
Period-over-period revenue growth	20%	46%
Ending combined loans receivable – principal(1)	444,549	320,682
Average combined loans receivable – principal(1)(2)	465,213	343,532
Total combined loans originated – principal	252,409	188,989
Average customer loan balance (in dollars)(3)	1,648	1,595
Number of new customer loans	52,961	40,717
Number of loans outstanding	269,739	201,076
Customer acquisition costs (in dollars)	198	235
Effective APR of combined loan portfolio	136%	153%
_________

(1)
Combined loans receivable is defined as loans owned by the Company plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP financial measures” for more information and for a reconciliation of combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with GAAP.

(2)	Average combined loans receivable – principal is calculated using an average of daily principal balances.

(3)
Average customer loan balance is a weighted average of all three products and is calculated for each product by dividing the ending combined loans receivable – principal by the number of loans outstanding at period end.

Revenues.    Our revenues are composed of finance charges, CSO acquisition fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide) and non-sufficient funds fees (which were discontinued at the beginning of the fourth quarter of 2015) on Rise installment loans, finance charges on Sunny installment loans and revenues earned on the Elastic lines of credit. See “—Components of our Results of Operations—Revenues.”
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank), but include the full loan balances on CSO loans, which are not presented on our balance sheet.
Total combined loans originated- principal.    The amount of loans originated in a period is driven primarily by loans to new customers as well as new loans to prior customers, including refinancings of existing loans to customers in good standing.

Average customer loan balance and effective APR of combined loan portfolio.    The average loan amount and its related APR are based on the product and the underlying credit quality of the customer. Generally, better credit quality customers are offered higher loan amounts at lower APRs. Additionally, new customers have more potential risk of loss than prior or existing customers due to lack of payment history and the potential for fraud. As a result, newer customers typically will have lower loan amounts and higher APRs to compensate for that additional risk of loss. The effective APR is calculated based on the actual amount of finance charges generated from a customer loan divided by the average outstanding balance for the loan, and can be lower than the stated APR on the loan due to waived finance charges and other reasons. For example, a Rise customer may receive a $2,000 installment loan with a term of 24 months and a stated rate of 180%. In this example, the customer’s monthly installment loan payment would be $310.86. As the customer can prepay the loan balance at any time with no additional fees or early payment penalty, the customer pays the loan in full in month eight. The customer’s loan earns interest of $2,337.81 over the eight month period and has an average outstanding balance of $1,948.17. The effective APR for this loan is 180% over the eight month period calculated as follows:

($2,337.81 interest earned / $1,948.17 average balance outstanding) x 12 months per year = 180%
8 months
In addition, as an example for Elastic, if a customer makes a $2,500 draw on the customer’s line of credit and this draw required bi-weekly minimum payments of 5% (equivalent to 20 bi-weekly payments), and if all minimum payments are made, the draw would earn finance charges of $1,148. The effective APR for the line of credit in this example is 109% over the payment period and is calculated as follows:

($1,148.00 fees earned / $1,369.05 average balance outstanding) x 26 bi-weekly periods per year =  109%
20 payments
The actual amount of revenue we realize on a loan portfolio is also impacted by the amount of prepayments and charged-off customer loans in the portfolio. For a single loan, on average, we typically expect to realize approximately 60% of the revenues that we would otherwise realize if the loan were to fully amortize at the stated APR. From the Rise example above, if we waived $400 of interest for this customer, the effective APR for this loan would decrease to 149%.
Number of new customer loans.    We define a new customer loan as the first loan made to a customer for each of our products (so a customer receiving a Rise installment loan and then at a later date taking their first cash advance on an Elastic line of credit would be counted twice). The number of new customer loans is subject to seasonal fluctuations. New customer acquisition is typically slowest during the first six months of each calendar year, primarily in the first quarter, compared to the latter half of the year, as our existing and prospective US customers usually receive tax refunds during this period and, thus, have less of a need for loans from us. Further, many US customers will use their tax refunds to prepay all or a portion of their loan balance during this period, so our overall loan portfolio typically decreases during the first quarter of the calendar year. Overall loan portfolio growth and the number of new customer loans tends to accelerate during the summer months (typically June and July), at the beginning of the school year (typically late August to early September) and during the winter holidays (typically late November to early December). The following tables summarize the changes in customer loans by product for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	12,365	20,471	32,836	20,125	52,961
Former customer loans originated	14,403	—	14,403	—	14,403
Attrition	(48,879)	(15,461)	(64,340)	(22,478)	(86,818)
Ending number of combined loans outstanding	99,885	94,163	194,048	75,691	269,739
Customer acquisition cost	$306	$150	$209	$181	$198
Average customer loan balance	$2,288	$1,852	$2,076	$523	$1,648

	Three Months Ended March 31, 2016
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	118,222	36,487	154,709	68,014	222,723
New customer loans originated	16,757	7,792	24,549	16,168	40,717
Former customer loans originated	17,375	45	17,420	—	17,420
Attrition	(51,883)	(5,816)	(57,699)	(22,085)	(79,784)
Ending number of combined loans outstanding	100,471	38,508	138,979	62,097	201,076
Customer acquisition cost	$275	$167	$241	$226	$235
Average customer loan balance	$2,087	$1,968	$2,054	$581	$1,595
_________

(1)	Represents loan activity attributable to Rise for the periods ended March 31, 2017 and 2016.

(2)	Represents loan activity attributable to Elastic for the periods ended March 31, 2017 and 2016.

(3)	Represents loan activity attributable to Sunny for the periods ended March 31, 2017 and 2016.
Customer acquisition costs.    A key expense metric we monitor related to loan growth is our CAC. This metric is the amount of direct marketing costs incurred during a period divided by the number of new customer loans originated during that same period. New loans to former customers are not included in our calculation of CAC (except to the extent they receive a loan through a different product) as we believe we incur no material direct marketing costs to make additional loans to a prior customer through the same product.
Recent trends.    Our revenues for the three months ended March 31, 2017 totaled $156.4 million, up 20% versus the three months ended March 31, 2016. This growth in revenues was driven by a 35% increase in our average combined loans receivable -principal balance as we continued to expand our customer base, with customer loans outstanding increasing 34% over the prior year amount. In particular our Elastic line of credit product has more than twice as many customer loans outstanding as compared to a year ago. We were able to continue to grow our customer base while having a CAC that was at a historical low for us. As discussed above, our customer acquisition is seasonal in nature and we typically do not acquire a lot of customers during the first quarter of each fiscal year. We expect the CAC in future quarters to increase to our targeted range of $250 - $300 as we ramp up our customer acquisition marketing efforts in the second quarter of 2017, primarily by running TV advertising in addition to our direct mail campaigns. The average customer loan balance also increased 3% from the prior year period, totaling approximately $1,648. We expect this trend in average customer loan balance to continue as our loan portfolio continues to grow and mature with more existing and repeat customers, who typically have higher loan amounts.

The growth in loan balances drove the increase in revenues for the three months ended March 31, 2017, offset in part by a decrease in the average APR on the loan portfolio, which declined to 136% during the three months ended March 31, 2017 from 153% during the three months ended March 31, 2016. This decrease in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 96% during the three months ended March 31, 2017 compared to Rise, which has an average APR of approximately 147% during the same period, contributing to the overall reduction in the consolidated APR. Further, as the loan portfolios for Rise and Sunny installment loans continue to mature, their respective average APR will also continue to drop. See “Risk factors—Risks Related to Our Business and Industry—Our recent growth rate may not be indicative of our ability to continue to grow, if at all, in the future.”
Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands)	2017	2016
Net charge-offs(1)	$91,928	$69,010
Additional provision for loan losses(1)	(9,135)	(9,921)
Provision for loan losses	$82,793	$59,089
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	12%	12%
Net charge-offs as a percentage of revenues(1)	59%	53%
Total provision for loan losses as a percentage of revenues	53%	45%
Combined loan loss reserve(3)	$73,363	$55,592
Combined loan loss reserve as a percentage of combined loans receivable(3)	16%	16%
_________

(1)
Net charge-offs and additional provision for loan losses are not financial measures prepared in accordance with GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to provision for loan losses, the most directly comparable financial measure calculated in accordance with GAAP.

(2)
Combined loans receivable is defined as loans owned by the Company plus loans originated and owned by third-party lenders. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with GAAP.

(3)
Combined loan loss reserve is defined as the loan loss reserve for loans originated and owned by the Company plus the loan loss reserve for loans owned by third-party lenders and guaranteed by the Company. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to allowance for loan losses, the most directly comparable financial measure calculated in accordance with GAAP.

In reviewing the credit quality of our loan portfolio, we break out our total provision for loan losses that is presented on our income statement under GAAP into two separate items—net charge-offs and additional provision for loan losses. Net charge-offs are indicative of the credit quality of our underlying portfolio, while additional provision for loan losses is subject to more fluctuation based on loan portfolio growth and the effect of normal seasonality on our business. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the amount of gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric. Historically, we have generally incurred net charge-offs as a percentage of revenues of between 42% and 59%.

Net charge-offs as a percentage of revenues can vary based on several factors, such as whether or not we experience significant growth or lower the APR of our products. Additionally, although a more seasoned portfolio will typically result in lower net charge-offs as a percentage of revenues, we do not intend to drive down this ratio significantly below our historical ratios and would instead seek to offer our existing products to a broader new customer base to drive additional revenues.
Additional provision for loan losses.    Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology.
Additional provision for loan losses relates to an increase in future inherent losses in the loan portfolio as determined by our loan loss reserve methodology. This increase could be due to a combination of factors such as an increase in the size of the loan portfolio or a worsening of credit quality or increase in past due loans. It is also possible for the additional provision for loan losses for a period to be a negative amount, which would reduce the amount of the combined loan loss reserve needed (due to a decrease in the loan portfolio or improvement in credit quality). The amount of additional provision for loan losses is seasonal in nature, mirroring the seasonality of our new customer acquisition and overall loan portfolio growth, as discussed above. The combined loan loss reserve typically decreases during the first quarter or first half of the calendar year due to a decrease in the loan portfolio from year end. Then, as the rate of growth for the loan portfolio starts to increase during the second half of the year, additional provision for loan losses is typically needed to increase the reserve for future losses associated with the loan growth. Because of this, our provision for loan losses can vary significantly throughout the year without a significant change in the credit quality of our portfolio.
The following provides an example of the application of our loan loss reserve methodology and the break out of the provision for loan losses between the portion associated with replenishing the reserve due to net charge-offs and the amount related to the additional provision for loan losses. If the beginning combined loan loss reserve were $25 million, and we incurred $10 million of net charge-offs during the period and the ending combined loan loss reserve needed to be $30 million according to our loan loss reserve methodology, our total provision for loan losses would be $15 million, comprising $10 million in net charge-offs (provision needed to replenish the combined loan loss reserve) plus $5 million of additional provision related to an increase in future inherent losses in the loan portfolio identified by our loan loss reserve methodology.

Example (dollars in thousands)
Beginning combined loan loss reserve		$25,000
Less: Net charge-offs		(10,000)
Provision for loan losses:
Provision for net charge-offs	10,000
Additional provision for loan losses	5,000
Total provision for loan losses		15,000
Ending combined loan loss reserve balance		$30,000

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise (for non-CSO and CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, we have historically seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 16% and 24% depending on the overall mix of new, former and past due customer loans.

Recent trends.    For the three months ended March 31, 2017, net charge-offs as a percentage of revenues was 59%. In balancing the growth, mix and credit quality of our loan portfolio, we aim to manage this ratio between 45% and 55% on an annual basis. Our historical range of net charge-offs as a percentage of revenues is generally from 42% to 59%. The net charge-offs as a percentage of revenues for the three months ended March 31, 2017 was at the high end of our historical range, primarily due to an increase in losses associated with Rise installment loans that were originated during the third and fourth quarters of 2016 associated with the rollout of a new credit score. Many of the Rise loans that charged off in the first quarter of 2017 were past due at December 31, 2016 and had significant loan loss reserves as of year-end 2016. As a result, total loan loss provision for the three months ended March 31, 2017 was only 53% of revenues, which was within our targeted range of 45% to 55%. We also expect net charge-offs as a percentage of revenues to decline during the second quarter of 2017 as combined loans receivable - principal past due loans declined almost $13 million, or 20%, at March 31, 2017 as compared to December 31, 2016.

The combined loan loss reserve as a percentage of combined loans receivable totaled 16% as of March 31, 2017, December 31, 2016 and March 31, 2016 reflecting continued stable credit quality within our loan portfolio.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through March 31, 2017 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range.

Cumulative Loss Rates by Loan Vintage
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2014
2013
2015
2016
2017
2013 2014 2015 2016 2017

Margins

	For the three months ended March 31,
Margin metrics (dollars in thousands)	2017	2016

Revenues	$156,367	$130,722
Net charge-offs(1)	(91,928)	(69,010)
Additional provision for loan losses(1)	9,135	9,921
Direct marketing costs	(10,488)	(9,606)
Other cost of sales	(4,108)	(3,583)
Gross profit	58,978	58,444
Operating expenses	(37,362)	(31,928)
Operating income	$21,616	$26,516
As a percentage of revenues:
Net charge-offs	59%	53%
Additional provision for loan losses	(6)	(8)
Direct marketing costs	7	7
Other cost of sales	3	3
Gross margin	38	45
Operating expenses	24	24
Operating margin	14%	20%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to increase as we continue to scale our business.
Recent operating margin trends.    For the three months ended March 31, 2017 our operating margin was 14%, which was higher than the 8% for the full year 2016 but down from the 20% as compared to the prior year period due to the previously discussed increase in net charge-offs.
Direct marketing costs remained flat at 7% of revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Direct marketing expense increased slightly year-over-year as the number of new customer loans was up 30% in the first three months of 2017 compared to the first three months of 2016, offset by the CAC decreasing to $198 from $235 during those respective periods. As discussed above, our customer acquisition is seasonal in nature and we typically do not acquire a lot of customers during the first quarter of each fiscal year. We expect marketing expenses to increase significantly in future quarters and the CAC to increase to our targeted range of $250 - $300 as we ramp up our customer acquisition marketing efforts in the second quarter of 2017, primarily by running TV advertising in addition to our direct mail campaigns. This will result in marketing expenses increasing above 10% of revenues.
Although operating expenses were up $5.4 million for the first three months of 2017 as compared to the first three months of 2016, operating expenses as a percentage of revenue stayed flat at 24% in the first three months of 2017 and increased slightly from 23% for all of 2016. As we continue to further scale our business, we believe our operating expenses as a percentage of revenues should continue to decline to approximately 20% of revenues.

NON-GAAP FINANCIAL MEASURES
We believe that the inclusion of the following non-GAAP financial measures in this Quarterly Report on Form 10-Q can provide a useful measure for period-to-period comparisons of our core business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP financial measures differently than we do.
Adjusted EBITDA
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund our loans;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Stock-based compensation;

•	Fair value gains and losses included in non-operating income (expenses); and

•	Income taxes.
Management believes that Adjusted EBITDA is a useful supplemental measure in analyzing the operating performance of the business and provides greater transparency into the results of operations of our core business.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect expected cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•
Adjusted EBITDA does not reflect interest associated with notes payable used for funding our customer loans, for other corporate purposes or tax payments that may represent a reduction in cash available to us.

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2017	2016
Net income	$1,668	$5,792
Adjustments:
Net interest expense	19,246	13,500
Stock-based compensation	702	166
Foreign currency transaction (gains) losses	(568)	1,358
Depreciation and amortization	2,608	2,633
Income tax expense	1,137	5,866
Non-operating expense	133	—
Adjusted EBITDA	$24,926	$29,315

Free cash flow
Free cash flow, or “FCF,” represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2017	2016

Net cash provided by operating activities(1)	$72,201	$57,285
Adjustments:
Net charge-offs – combined principal loans	(69,903)	(49,370)
Capital expenditures	(3,093)	(1,727)
FCF	$(795)	$6,188
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
Net charge-offs and additional provision for loan losses
We break out our total provision for loan losses into two separate items—first, the amount related to net charge-offs, and second, the additional provision for loan losses needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss provision methodology. We believe this presentation provides more detail related to the components of our total provision for loan losses when analyzing the gross margin of our business.

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the amount of gross charge-offs.
Additional provision for loan losses.    Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology.

	For the three months ended March 31,
(dollars in thousands)	2017	2016

Net charge-offs	$91,928	$69,010
Additional provision for loan losses	(9,135)	(9,921)
Provision for loan losses	$82,793	$59,089

Combined loan information
The information presented in the tables below on a combined basis are non-GAAP measures based on a combined portfolio of loans, which includes the total amount of outstanding loans receivable that we own and that are on our balance sheet plus outstanding loans receivable originated and owned by third parties that we guarantee pursuant to CSO programs in which we participate. See “—Basis of Presentation and Critical Accounting Policies—Allowance and liability for estimated losses on consumer loans” and “—Basis of Presentation and Critical Accounting Policies—Liability for estimated losses on credit service organization loans.”
We believe these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the combined loan portfolio on an aggregate basis. We also believe that the comparison of the combined amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenues and cost of sales as reflected in our financial statements are impacted by the aggregate amount of loans we own and those CSO loans we guarantee.
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2016		2017
(dollars in thousands)	March 31	December 31	March 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$254,607	$380,062	$363,336
Loans receivable – principal, past due, company owned	35,407	64,422	52,415
Loans receivable – principal, total, company owned	290,014	444,484	415,751
Loans receivable – finance charges, company owned	19,045	25,630	21,359
Loans receivable – company owned	309,059	470,114	437,110
Allowance for loan losses on loans receivable, company owned	(51,296)	(77,451)	(69,798)
Loans receivable, net, company owned	$257,763	$392,663	$367,312
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$28,556	$33,637	$26,888
Loans receivable – principal, past due, guaranteed by company	2,112	3,089	1,910
Loans receivable – principal, total, guaranteed by company(1)	30,668	36,726	28,798
Loans receivable – finance charges, guaranteed by company(2)	1,541	3,772	2,754
Loans receivable – guaranteed by company	32,209	40,498	31,552
Liability for losses on loans receivable, guaranteed by company	(4,296)	(4,925)	(3,565)
Loans receivable, net, guaranteed by company(3)	$27,913	$35,573	$27,987
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$283,163	$413,699	$390,224
Combined loans receivable – principal, past due	37,519	67,511	54,325
Combined loans receivable – principal	320,682	481,210	444,549
Combined loans receivable – finance charges	20,586	29,402	24,113
Combined loans receivable	$341,268	$510,612	$468,662

	2016		2017
(dollars in thousands)	March 31	December 31	March 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(51,296)	$(77,451)	$(69,798)
Liability for losses on loans receivable, guaranteed by company	(4,296)	(4,925)	(3,565)
Combined loan loss reserve	$(55,592)	$(82,376)	$(73,363)
Combined loans receivable – principal, past due(3)	$37,519	$67,511	$54,325
Combined loans receivable – principal(3)	320,682	481,210	444,549
Percentage past due	12%	14%	12%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	16%	16%
Allowance for loan losses as a percentage of loans receivable – company owned	17%	16%	16%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of finance charges, CSO acquisition fees and non-sufficient funds fees on Rise installment loans (which were discontinued in the fourth quarter of 2015), finance charges on Sunny installment loans, cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from the third-party lender related to the Elastic product. See “—Overview” above for further information on the structure of Elastic.
Cost of sales
Provision for loan losses.    Provision for loan losses consists of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
Direct marketing costs.    Direct marketing costs consist of online marketing costs such as sponsored search and advertising on social networking sites, and other marketing costs such as purchased television and radio air time and direct mail print advertising. In addition, direct marketing cost includes affiliate costs paid to marketers in exchange for referrals of potential customers. All direct marketing costs are expensed as incurred.
Other cost of sales.    Other cost of sales includes data verification costs associated with the underwriting of potential customers and automated clearinghouse (“ACH”) transaction costs associated with customer loan funding and payments.
Operating expenses
Operating expenses consist of compensation and benefits, professional services, selling and marketing, occupancy and equipment, depreciation and amortization as well as other miscellaneous expenses.
Compensation and benefits.    Salaries and personnel-related costs, including benefits, bonuses and stock-based compensation expense, comprise a majority of our operating expenses and these costs are driven by our number of employees.
Professional services.    These operating expenses include costs associated with legal, accounting and auditing, recruiting and outsourced customer support and collections.

Selling and marketing.    Selling and marketing costs include costs associated with the use of agencies that perform creative services and monitor and measure the performance of the various marketing channels. Selling and marketing costs also include the production costs associated with media advertisements that are expensed as incurred over the licensing or production period. These expenses do not include direct marketing costs incurred to acquire customers, which comprises CAC.
Occupancy and equipment.    Occupancy and equipment includes rent expense on our leased facilities, as well as telephony and web hosting expenses.
Depreciation and amortization.    We capitalize all acquisitions of property and equipment of $500 or greater as well as certain software development costs. Costs incurred in the preliminary stages of software development are expensed. Costs incurred thereafter, including external direct costs of materials and services as well as payroll and payroll-related costs, are capitalized. Post-development costs are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income.    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	For the three months ended March 31,
Consolidated statements of operations data (dollars in thousands)	2017	2016

Revenues	$156,367	$130,722
Cost of sales:
Provision for loan losses	82,793	59,089
Direct marketing costs	10,488	9,606
Other cost of sales	4,108	3,583
Total cost of sales	97,389	72,278
Gross profit	58,978	58,444
Operating expenses:
Compensation and benefits	20,528	16,100
Professional services	7,576	7,249
Selling and marketing	2,478	2,505
Occupancy and equipment	3,257	2,735
Depreciation and amortization	2,608	2,633
Other	915	706
Total operating expenses	37,362	31,928
Operating income	21,616	26,516
Other income (expense):
Net interest expense	(19,246)	(13,500)
Foreign currency transaction gain (loss)	568	(1,358)
Non-operating expense	(133)	—
Total other expense	(18,811)	(14,858)
Income before taxes	2,805	11,658
Income tax expense	1,137	5,866
Net income	$1,668	$5,792

	For the three months ended March 31,
As a percentage of revenues	2017	2016

Cost of sales:
Provision for loan losses	53%	45%
Direct marketing costs	7	7
Other cost of sales	3	3
Total cost of sales	62	55
Gross profit	38	45
Operating expenses:
Compensation and benefits	13	12
Professional services	5	6
Selling and marketing	2	2
Occupancy and equipment	2	2
Depreciation and amortization	2	2
Other	1	1
Total operating expenses	24	24
Operating income	14	20
Other income (expense):
Net interest expense	(12)	(10)
Foreign currency transaction gain (loss)	—	(1)
Non-operating expense	—	—
Total other expense	(12)	(11)
Income before taxes	2	9
Income tax expense	1	5
Net income	1%	4%
Comparison of the three months ended March 31, 2017 and 2016
Revenues

	Three months ended March 31,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$155,852	100%	$130,552	100%	$25,300	19%
Other	515	—%	170	—%	345	203%
Revenues	$156,367	100%	$130,722	100%	$25,645	20%
Revenues increased by $25.6 million, or 20%, from $130.7 million for the three months ended March 31, 2016 to $156.4 million for the three months ended March 31, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time.

The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Three Months Ended March 31, 2017
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$245,629	$175,617	$421,246	$43,967	$465,213
Effective APR	147%	96%	126%	229%	136%
Finance charges	$89,235	$41,771	$131,006	$24,846	$155,852
Other	156	359	515	—	515
Total revenue	$89,391	$42,130	$131,521	$24,846	$156,367

	Three Months Ended March 31, 2016
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$229,133	$74,991	$304,124	$39,408	$343,532
Effective APR	160%	85%	142%	239%	153%
Finance charges	$91,265	$15,838	$107,103	$23,449	$130,552
Other	33	137	170	—	170
Total revenue	$91,298	$15,975	$107,273	$23,449	$130,722
 _________

(1)	Represents loans and revenue related to our Rise product. Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents loans and revenue related to our Elastic product.

(3)	Represents loans and revenue related to our Sunny product.

(4)	Average combined loans receivable – principal is calculated using daily principal balances.
During the three months ended March 31, 2017, our average combined loans receivable – principal increased $121.7 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $25.3 million during the three months ended March 31, 2017 compared to the same prior year period. This increase was partially offset by a decrease in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of increasing combined loans receivable – principal year-over-year and lower average APR to continue.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$82,793	53%	$59,089	45%	$23,704	40%
Direct marketing costs	10,488	7	9,606	7	882	9
Other cost of sales	4,108	3	3,583	3	525	15
Total cost of sales	$97,389	62%	$72,278	55%	$25,111	35%
Provision for loan losses.    Provision for loan losses increased by $23.7 million, or 40%, from $59.1 million for the three months ended March 31, 2016 to $82.8 million for the three months ended March 31, 2017 primarily due to a $22.9 million increase in net charge-offs primarily resulting from an increase in the overall loan portfolio.
The tables below break out these changes by loan product:

	Three Months Ended March 31, 2017
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(59,630)	(21,375)	(81,005)	(10,923)	(91,928)
Provision for loan losses	48,708	22,073	70,781	12,012	82,793
Effect of foreign currency	—	—	—	122	122
Ending balance	$42,414	$20,087	$62,501	$10,862	$73,363
Combined loans receivable(4)(5)	$244,739	$181,077	$425,816	$42,846	$468,662
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	11%	15%	25%	16%
Net charge-offs as a percentage of revenues	67%	51%	62%	44%	59%
Provision for loan losses as a percentage of revenues	54%	52%	54%	48%	53%

	Three Months Ended March 31, 2016
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$46,635	$10,016	$56,651	$9,133	$65,784
Net charge-offs	(50,218)	(8,100)	(58,318)	(10,692)	(69,010)
Provision for loan losses	42,504	7,145	49,649	9,440	59,089
Effect of foreign currency	—	—	—	(271)	(271)
Ending balance	$38,921	$9,061	$47,982	$7,610	$55,592
Combined loans receivable(4)(5)	$224,785	$77,224	$302,009	$39,259	$341,268
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	12%	16%	19%	16%
Net charge-offs as a percentage of revenues	55%	51%	54%	46%	53%
Provision for loan losses as a percentage of revenues	47%	45%	46%	40%	45%
 _________

(1)	Represents loan loss reserve attributable to Rise for the three months ended March 31, 2017 and 2016.

(2)	Represents loan loss reserve attributable to Elastic for the three months ended March 31, 2017 and 2016.

(3)	Represents loan loss reserve attributable to Sunny for the three months ended March 31, 2017 and 2016.

(4)
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

(5)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $22.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to loan growth in all three products during 2017. Net charge-offs as a percentage of revenues for the three months ended March 31, 2017 was 59%, an increase from 53% for the comparable period in 2016 and at the higher end of our historical range, primarily due to an increase in losses associated with Rise installment loans that were originated during the third and fourth quarters of 2016 associated with the rollout of a new credit score. Many of the Rise loans that charged off in the first quarter of 2017 were past due at December 31, 2016 and had significant loan loss reserves as of year-end 2016. As a result, total loan loss provision for the three months ended March 31, 2017 was only 53% of revenues, which was within our targeted range of 45% to 55%. We also expect net charge-offs as a percentage of revenues to decline during the second quarter of 2017 as combined loans receivable - principal past due loans declined over $13 million, or 20%, at March 31, 2017 as compared to December 31, 2016.
Direct marketing costs.    Direct marketing costs remained relatively consistent, increasing by $0.9 million, or 9%, from $9.6 million for the three months ended March 31, 2016 to $10.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, the number of new customers acquired increased to 52,961 compared to 40,717 during the three months ended March 31, 2016. The resulting CAC decreased $37, or 16%, dropping to $198, from $235 in the prior year period due to the strong growth in the Elastic product, which generally has a lower CAC as compared to Rise and Sunny. As discussed above, our customer acquisition is seasonal in nature and we typically do not acquire a lot of customers during the first quarter of each fiscal year. We expect marketing expenses to increase significantly in future quarters and the CAC to increase to our targeted range of $250 - $300 as we ramp up our customer acquisition marketing efforts in the second quarter of 2017, primarily by running TV advertising in addition to our direct mail campaigns. We anticipate that, as a result, our marketing expenses will increase to above 10% of revenues.

Other cost of sales.    Other cost of sales increased by $0.5 million, or 15%, from $3.6 million for the three months ended March 31, 2016 to $4.1 million for the three months ended March 31, 2017 due to increased data verification, ACH transactions and other costs associated with the continued growth of our loan portfolio.

Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$20,528	13%	$16,100	12%	$4,428	28%
Professional services	7,576	5%	7,249	6%	327	5%
Selling and marketing	2,478	2%	2,505	2%	(27)	(1)%
Occupancy and equipment	3,257	2%	2,735	2%	522	19%
Depreciation and amortization	2,608	2%	2,633	2%	(25)	(1)%
Other	915	1%	706	1%	209	30%
Total operating expenses	$37,362	24%	$31,928	24%	$5,434	17%
Compensation and benefits.    Compensation and benefits increased by $4.4 million, or 28%, from $16.1 million for the three months ended March 31, 2016 to $20.5 million for the three months ended March 31, 2017 primarily due to an increase in the number of employees as we continue to scale our business.
Professional services.     Professional services increased by $0.3 million, or 5%, from $7.2 million for the three months ended March 31, 2016 to $7.6 million for the three months ended March 31, 2017 due to increased other outside services costs associated with our outsourced customer and collection services costs and recruiting costs due to the growth in our overall loan portfolio and business.
Selling and marketing.    Changes in selling and marketing expenses were not material.
Occupancy and equipment.    Occupancy and equipment increased by $0.5 million, or 19%, from $2.7 million for the three months ended March 31, 2016 to $3.3 million for the three months ended March 31, 2017 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Changes in depreciation and amortization expenses were not material.
Other expenses.    Other expenses increased by $0.2 million, or 30%, from $0.7 million for the three months ended March 31, 2016 to $0.9 million for the three months ended March 31, 2017 due to costs associated with scaling our business.

 Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$19,246	12%	$13,500	10%	$5,746	43%

Net interest expense increased $5.7 million, or 43%, during the three months ended March 31, 2017 versus the three months ended March 31, 2016 as we expanded the debt facility with our third party lender, VPC, to continue to fund Rise and Sunny loan growth, as well as working capital for general corporate purposes. The ESPV Facility was also expanded to fund the strong growth in Elastic lines of credit product. At March 31, 2016, we had $357.8 million in notes payable outstanding under these debt facilities, which increased to $514.8 million at March 31, 2017 primarily related to growth in our loan portfolio. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense.
Foreign currency transaction gain (loss)
During the three months ended March 31, 2017, we realized a $0.6 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the three months ended March 31, 2016 was $1.4 million.
Non-operating income (expense)
During the three months ended March 31, 2017, we recognized $133 thousand in non-operating expenses related to the change in fair value on the embedded derivative in the Convertible Term Notes. There was no non-operating expense recognized in the prior year period as the Convertible Term Notes were not entered into until June 30, 2016.

Income tax expense (benefit)

	Three Months Ended March 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$1,137	1%	$5,866	5%	$(4,729)	(81)%
Our income tax expense decreased $4.7 million, or 81%, from $5.9 million for the three months ended March 31, 2016 to $1.1 million for the three months ended March 31, 2017. Our US effective tax rates for the three months ended March 31, 2017 and 2016 was 46% and 45%, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 35% primarily due to our corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 6% for the first quarter of 2017. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the three months ended March 31, 2017 and 2016.
Net income

	Three Months Ended March 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$1,668	1%	$5,792	4%	$(4,124)	(71)%
Our net income decreased $4.1 million, or 71%, from $5.8 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017. This decrease was due to a decrease in pre-tax profit that resulted from an increase in net charge-offs and net interest expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We principally rely on our working capital, funds from third party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

Debt Facilities

VPC Facility
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of March 31, 2017:

➢
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. In addition to VPC, which has committed $290 million to this facility, there are currently two other lenders that have committed $20 million each to this facility and we expect to add another lender for the remaining $20 million during the second quarter of 2017. In the event that the expected new lender does not commit to the remaining $20 million, VPC will increase its commitment by a corresponding amount.

➢	UK Term Note with a maximum borrowing amount of $50 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the Sunny loan portfolio.

➢	ELCS Sub-debt Term Note with a maximum borrowing amount of $45 million at a base rate (defined as the 3-month LIBOR rate) plus 18% used to fund working capital.

➢
4th Tranche Term Note with a maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 17% used to fund working capital.

➢
Convertible Term Notes with a maximum borrowing amount of $25 million bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 9%. The Company was required to draw-down the maximum borrowing amount of $25 million prior to January 5, 2017. The Company made an initial draw in October 2016 of $10 million and a subsequent draw in January 2017 of $15 million, bringing the total amount drawn-down on the Convertible Term Notes to $25 million. Pursuant to the terms of the Convertible Term Notes, if any amount of the Convertible Term Notes was repaid in cash rather than converted into shares of our common stock upon maturity, we would have been required to pay a premium to VPC, up to $5 million, based on the aggregate amount of the Convertible Term Notes that is repaid in cash in relation to the amount of debt outstanding under the Convertible Term Notes. The conversion feature terminated upon the Company’s IPO in April 2017.

There are no principal payments due or scheduled under the VPC Facility until the maturity date of January 30, 2018 for the UK Term Note, ELCS Sub-debt Term Note and 4th Tranche Term Note. The maturity date of the US Term Note is February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date. Subsequent to March 31, 2017 and using the proceeds from the IPO, the Company paid off the $45 million ELCS Sub-debt Term Note and paid down $25 million on the UK Term Note. In addition, approximately $14.9 million was paid down on the Convertible Term Notes using proceeds from our IPO and a pro-rata portion of the exit premium was waived by VPC. The remaining $10.1 million and the associated $2 million premium under these Convertible Term Notes is due on January 30, 2018.

All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. The book value of equity covenant was temporarily amended to be $5 million for the December 31, 2016 date and was permanently lowered to $5 million effective February 1, 2017. We were in compliance with all covenants as of March 31, 2017.
ESPV Facility

Elastic funding
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. We purchased such loan participations ourselves through June 30, 2015. As detailed below, beginning July 1, 2015, such participations are being sold to Elastic SPV.
Elastic SPV structure
As of July 1, 2015, loan participations are sold by Republic Bank to Elastic SPV. We do not own Elastic SPV, but effective July 1, 2015 we entered into a credit default protection agreement with Elastic SPV whereby we agreed to provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of the agreement, under GAAP, the Company qualifies as the primary beneficiary of Elastic SPV and we are required to consolidate the financial results of Elastic SPV as a variable interest entity in our consolidated financial results. Accordingly, the presentation of this structure will not differ from the presentation of the previous structure reflected in our financial statements, as we continue to earn revenues and incur losses on 90% of the Elastic lines of credit originated by Republic Bank that are sold to Elastic SPV.
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015. The ESPV Facility provides for a maximum borrowing amount of $50 million at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million. To continue to fund Elastic growth, as of October 21, 2015, the maximum borrowing amount was expanded to $100 million at a base rate plus 12% for any outstanding balance greater than $50 million. On July 14, 2016, the ESPV Facility was further amended, providing a credit facility with a maximum borrowing amount of $150 million. Interest is charged at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, 12% for the outstanding balance greater than $50 million, and 13.5% for the outstanding balance greater than $100 million.
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. As of March 31, 2017, the base rate of the ESPV Facility was 1.054% per annum for the outstanding balance up to $150 million. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021 excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date.

All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of March 31, 2017.
During the second quarter of 2017, we expect an additional SPV will be created as another funding source for the Elastic line of credit product. This additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds.
Outstanding Notes Payable
The outstanding balance of notes payable as of March 31, 2017 is as follows:

(dollars in thousands)	March 31, 2017
US Term Note bearing interest at 3-month LIBOR + 11%	$222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	47,800
ELCS Sub-debt Term Note bearing interest at 3-month LIBOR + 18%	45,000
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	25,000
ESPV Term Note bearing interest at 1% per annum + 12-13.5%	150,000
Total	$514,800
Subsequent to March 31, 2017, the Company used the net IPO proceeds to pay off the $45 million of the ELCS Sub-debt Note and $25 million of the UK Term Note. In addition, as disclosed above, approximately $14.9 million of the Convertible Term Notes were paid down using proceeds from the IPO.
As noted above, subsequent to March 31, 2017, the maturity date of the $150 million ESPV term note was extended to July 2021 (excluding $49 million currently outstanding under the ESPV Facility, which has an August 13, 2018 maturity date) and approximately $85 million of the $142.8 million of notes that mature in January 2018 were paid off or paid down with the net IPO proceeds.
The following table presents the impact the payments made subsequent to March 31 2017 would have on future debt maturities:

Year (dollars in thousands)	March 31, 2017	Subsequent IPO Repayments	March 31, 2017 adjusted
Remainder of 2017	$—	$—	$—
2018	266,800	(84,950)	181,850
2019	—	—	—
2020	—	—	—
2021	248,000	—	248,000
Total	$514,800	$(84,950)	$429,850

Cash and cash equivalents, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(dollars in thousands)	2017	2016

Cash and cash equivalents	$97,231	$72,871
Loans receivable, net	367,312	257,763
Cash provided by (used in):
Operating activities	72,201	57,285
Investing activities	(48,252)	(30,618)
Financing activities	19,635	17,195
Our cash and cash equivalents at March 31, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $72.2 million in cash from our operating activities for the three months ended March 31, 2017, primarily from revenues derived from our loan portfolio. This was up $14.9 million from the $57.3 million of cash provided by operating activities during the three months ended March 31, 2016. This increase was the result of the growth in our loan portfolio in 2017, which contributed to the $25.6 million increase in our revenues for the three months ended March 31, 2017 compared to the same prior year period.

Net cash used in investing activities
For the three months ended March 31, 2017 and 2016, cash used in investing activities was $48.3 million and $30.6 million, respectively. The following table summarizes cash used in investing activities for the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2017	2016

Cash used in investing activities
Net loans issued to consumers, less repayments	$(43,896)	$(28,452)
Participation premium paid	(1,358)	(439)
Purchases of property and equipment	(3,093)	(1,727)
Change in restricted cash	95	—
	$(48,252)	$(30,618)
For the three months ended March 31, 2017, cash used in investing activities was $48.3 million versus $30.6 million for the comparable 2016 period, primarily due to an increase in net loans issued to consumers.

Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable and related repayments of those notes payable. For the three months ended March 31, 2017 and 2016, cash provided by financing activities was $19.6 million and $17.2 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2017	2016

Cash provided by financing activities
Proceeds less repayment of notes payable	$19,479	$17,941
Other activities	156	(746)
	$19,635	$17,195
The increase in cash provided by financing activities for the three months ended March 31, 2017 versus the comparable period of 2016 was due to increased borrowings in 2017.
Free Cash Flow
In addition to the above, we also review FCF when analyzing our cash flows from operations. We calculate free cash flow as cash flows from operating activities, adjusted for the principal loan net charge-offs and capital expenditures incurred during the period. While this is a non-GAAP measure, we believe it provides a useful presentation of cash flows derived from our core operating activities.

	For the three months ended March 31,
(dollars in thousands)	2017	2016

Net cash provided by operating activities	$72,201	$57,285
Adjustments:
Net charge-offs – combined principal loans	(69,903)	(49,370)
Capital expenditures	(3,093)	(1,727)
FCF	$(795)	$6,188
Our FCF was negative $0.8 million for the first three months of 2017 compared to a positive $6.2 million for the comparable prior year period. The decrease in our FCF was the result of the increase in net charge-offs - combined principal loans during the first quarter of 2017, as discussed previously.
Operating and capital expenditure requirements
We believe that our existing cash balances, together with the available borrowing capacity under our VPC Facility and ESPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We intend to further diversify our funding sources. If our loan growth exceeds our expectations, our available cash balances and net proceeds from our IPO may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2016, with the exception of additional debt amendments discussed previously. See “—Liquidity and Capital Resources.”

OFF-BALANCE SHEET ARRANGEMENTS
We provide services in connection with installment loans originated by independent third-party lenders, or “CSO lenders,” whereby we act as a credit service organization/credit access business on behalf of consumers in accordance with applicable state laws through our “CSO program.” The CSO program includes arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. Under the CSO program, we guarantee the repayment of a customer’s loan to the CSO lenders as part of the credit services we provide to the customer. A customer who obtains a loan through the CSO program pays us a fee for the credit services, including the guaranty, and enters into a contract with the CSO lenders governing the credit services arrangement. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We realize revenues in connection with the consumer loans we offer for each of our products, including finance charges, line of credit fees and fees for services provided through CSO programs. We have also historically realized a small amount of non-sufficient fund fees ("NSF fees") on Rise installment loans and may recognize other fees or charges as permitted by applicable laws and pursuant to the agreement with the borrower. We discontinued Rise NSF fees in the fourth quarter of 2015 and now generally all of our revenues consist of finance charges on Rise and Sunny installment loans, cash advance fees associated with the Elastic line of credit product, and fees for services provided through CSO programs associated with Rise installment loans in Texas and Ohio. The Company also recorded revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the Company or its CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and from CSO acquisition fees related to the Rise product. Revenue related to these fees is recognized when service is performed.
We recognize finance charges on installment loans on a constant yield basis over their terms. We realize fees such as CSO acquisition fees and cash advance fees as they are earned over the term of the loan. We do not recognize finance charges or other fees on installment loans or lines of credit more than 60 days past due based on management’s historical experience that such past due loans and lines of credit are unlikely to be repaid and thus the loans are charged off. Installment loans and lines of credit are considered past due for accounting purposes if a scheduled payment is not paid on its due date. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. When payments are received, they are first applied to accrued charges and fees, then interest, and then to the loan balance.
Allowance and liability for estimated losses on consumer loans
Credit losses are an inherent part of outstanding loans receivable. We maintain an allowance for loan losses for loans and interest receivable at a level estimated to be adequate to absorb such losses based primarily on our analysis of historical loss rates by product, stratified by delinquency ranges. We also consider recent collection and delinquency trends, as well as macro-economic conditions that we believe may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, we adjust our estimates as needed, with the result that the allowance for loan losses is subject to change in the near-term, which could significantly impact our condensed consolidated financial statements. If a loan is deemed to be uncollectible before it is fully reserved based on information we become aware of (e.g., receipt of customer bankruptcy notice), we charge off such loan at that time. As noted above, we believe that loans and lines of credit more than 60 days past due have a low probability of being repaid. We charge off such overdue loans and reduce the allowance accordingly. Any recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Liability for estimated losses on credit service organization loans
Under the CSO program, we guarantee the repayment of a customer’s loan to the CSO lenders as part of the credit services we provide to the customer. A customer who obtains a loan through the CSO program pays us a fee for the credit services, including the guaranty, and enters into a contract with the CSO lenders governing the credit services arrangement. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We perform an impairment review of goodwill and intangible assets with an indefinite life annually at October 31 and between annual tests if we determine that an event has occurred or circumstances changed in a way that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such a determination may be based on our consideration of macro-economic and other factors and trends, such as current and projected financial performance, interest rates and access to capital.
Our impairment evaluation of goodwill is based on comparing the fair value of the respective reporting unit to its carrying value. The fair value of the reporting unit is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses our projections of financial performance for a six- to nine-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the respective reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
We completed our annual test and determined that there was no evidence of impairment of goodwill for the two reporting units that have goodwill. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.
Internal-use software development costs
We capitalize certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our technology platform. Costs incurred in the preliminary development and post-development stages are expensed. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally three years.
Income taxes
Our income tax expense and deferred income tax balances in the condensed consolidated financial statements have been calculated on a separate tax return basis. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense based on various factors and assumptions, together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in net deferred tax assets and are included within the Condensed Consolidated Balance Sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the Condensed Consolidated Income Statements for any increase or decrease in the valuation allowance for a given period.

We perform an evaluation of the recoverability of our deferred tax assets on a quarterly basis. We establish a valuation allowance if it is more likely than not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. We analyze several factors, including the nature and frequency of operating losses, our carryforward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets. We have established a full valuation allowance for our UK deferred tax assets due to the lack of sufficient objective evidence supporting the realization of these assets in the foreseeable future.
We account for uncertainty in income taxes in accordance with applicable guidance, which requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the condensed consolidated financial statements and prescribes how such benefit should be measured. We must evaluate tax positions taken on our tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.
Our judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Our judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition.
Stock-Based Compensation
In accordance with applicable accounting standards, all stock-based compensation made to employees is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). The determination of fair value of share-based payment awards on the date of grant using option-pricing models is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term. The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the grant-date fair value of stock options. The Company uses an equity valuation model to estimate the grant-date fair value of restricted stock units. Additionally, the recognition of stock-based compensation expense requires an estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.
Derivative Financial Instruments
All derivatives are recorded as assets or liabilities at fair value, and the changes in fair value are immediately included in earnings. The Company’s derivative financial instruments include bifurcated embedded derivatives that were identified within the Convertible Term Notes.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act, or “JOBS Act,” we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.4 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $690 thousand in earnings for the three months ended March 31, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

•
Modified its computation of potentially dilutive shares for earnings per share using the treasury stock method by excluding excess tax benefits (deficiencies) as a component of assumed proceeds; as excess tax benefits are no longer recognized within additional paid-in capital.

•
Included excess tax benefits for stock-based compensation in cash flows from operating activities rather than cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

•	Presented employee taxes paid as a financing activity on the Condensed Consolidated Statements of Cash Flows on a retrospective basis.
Accounting Standards to be Adopted in Future Periods
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is still assessing the potential impact of ASU 2017-04 on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a Consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-18 on the Company's condensed consolidated financial statements; however, the Company's preliminary assessment of the impact of the adoption of ASU 2016-18 is that, upon adoption, the Company will include any restricted cash balances as part of cash and cash equivalents in its condensed statements of cash flows and not present the change in restricted cash balances as a separate line item under investing activities as it currently presented.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-15 on the Company's condensed consolidated financial statements. The Company does not currently expect that the adoption of ASU 2016-15 will have a material effect on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-09, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. Upon adoption of the new revenue recognition guidance, the Company anticipates using the alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company completed its initial assessment in evaluating the potential impact on its consolidated financial statements and based on its initial assessment determined that its financial contracts are excluded from the scope of ASU 2014-09. As a result of the scope exception for financial contracts, the Company's management has determined that there will be no material changes to the recognition timing and classification of revenues and expenses; additionally, the Company's management does not expect the adoption of ASU 2014-09 to have a significant impact to pretax income upon adoption. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its initial assessment continues to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2017 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at March 31, 2017 was $364.8 million and the balance at December 31, 2016 was $349.8 million. The outstanding balance of our ESPV Facility was $150.0 million and $145.5 million at March 31, 2017 and December 31, 2016, respectively. Based on the average outstanding indebtedness through the three months ended March 31, 2017, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.2 million for the three months ended March 31, 2017.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in British pounds, or “GBP.” Fluctuations in exchange rate of the US dollar, or “USD,” against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains of approximately $0.6 million during the three months ended March 31, 2017 and foreign currency transaction losses of $1.4 million during the three months ended March 31, 2016, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At March 31, 2017, our net GBP-denominated assets were approximately $50.0 million (which excludes the $47.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $5.0 million. During the three months ended March 31, 2017, the GBP-denominated pre-tax loss was approximately $1.1 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax loss of approximately $0.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Securities and Exchange Commission has adopted rules that generally require every company that files reports with the Commission to evaluate its effectiveness of internal controls over financial reporting. Our management, with the participation of our principal executive and principal financial officers, will not be required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our Annual Report on Form 10-K for the annual period ending December 31, 2018, due to a transition period established by Commission rules applicable to new public companies.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the matters discussed below, in the normal course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows.
Civil Investigative Demand
Prior to the spin-off on June 12, 2014 and after the spin-off, TFI received Civil Investigative Demands from the CFPB. The purpose of the Civil Investigative Demands was to determine whether small-dollar online lenders or other unnamed persons engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of Section 1036 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. While TFI’s business is distinct from our business, we cannot predict the final outcome of the Civil Investigative Demands or to what extent any obligations arising out of such final outcome will be applicable to our company or business, if at all. We understand that TFI cooperated with the CFPB. As of May 8, 2017, there are no probable or estimable losses related to this matter.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below supplement, or to the extent inconsistent, supersede those disclosed in our Registration Statement. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects.
We were incorporated as a wholly owned subsidiary of Think Finance, Inc. (“TFI”) in January 2014 and became a stand-alone company in May 2014 following the spin-off and, as such, have a three year history as a stand-alone company. Although our management team has many years of experience in the non-prime lending industry, we operate in an evolving industry that may not develop as expected. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in non-prime lending can be affected by a wide variety of factors including:

➢	Competition from other online and traditional lenders;

➢	Regulatory limitations that impact the non-prime lending products we can offer and the markets we can serve;

➢	An evolving regulatory and legislative landscape;

➢	Access to important marketing channels such as:

◦	Direct mail;

◦	TV and mass media;

◦	Search engine marketing; and

◦	Strategic partnerships with affiliates;

➢	Changes in consumer behavior;

➢	Access to adequate financing;

➢	Increasingly sophisticated fraudulent borrowing and online theft;

➢	Challenges with new products and new markets;

➢	Dependence on our proprietary technology infrastructure and security systems;

➢	Dependence on our personnel and certain third parties with whom we do business;

➢	Risk to our business if our systems are hacked or otherwise compromised;

➢	Evolving industry standards;

➢	Recruiting and retention of qualified personnel necessary to operate our business; and

➢	Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

Our historical information does not necessarily represent the results we would have achieved as a stand-alone company and may not be a reliable indicator of our future results.
We have a limited operating history as a stand-alone company. See “—We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects” above. As a result of the spin-off, TFI contributed the assets and liabilities associated with its direct lending and branded products business to us. The historical financial information prior to the spin-off may not reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during such prior periods. This is primarily because:

➢
our historical financial information reflects allocations for services historically provided to us by TFI, which allocations may not reflect the costs we will incur for similar services in the future as a stand-alone company; and

➢	our historical financial information does not reflect reduced economies of scale, including changes in the cost structure, personnel needs, financing and operations of our business.

We are also responsible for the additional costs associated with being a public company, including costs related to corporate governance and having listed and registered securities. Therefore, our historical financial information may not be indicative of our future performance as a stand-alone public company.
Our recent growth rate may not be indicative of our ability to continue to grow, if at all, in the future.
Our revenues grew to $156.4 million for the three months ended March 31, 2017 from $130.7 million for the three months ended March 31, 2016. It is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business or because we are not able to scale effectively as we grow. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We have a history of losses and may not maintain or achieve consistent profitability in the future.

While we had net income of $1.7 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively, we incurred net losses of $22.4 million and $19.9 million in the years ended December 31, 2016 and 2015, respectively. As of March 31, 2017, we had an accumulated deficit of $71.4 million. We will need to generate and sustain increased revenues in future periods in order to remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
As we grow, we expect to continue to expend substantial financial and other resources on:

➢	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

➢	marketing, including expenses relating to increased direct marketing efforts;

➢	product development, including the continued development of our proprietary scoring methodology;

➢	diversification of our funding sources;

➢	office space, as we increase the space we need for our growing employee base; and

➢	general administration, including legal, accounting and other compliance expenses related to being a public company.

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. In addition, we record our provision for loan losses as an expense to account for the possibility that some loans may not be repaid in full. We expect the aggregate amount of loan loss provision to grow as we increase the number and total amount of loans we make to new customers.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including the other risks described in this "Risk Factors" section, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.
The consumer lending industry continues to be subjected to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.
Both state and federal governments in the US and regulatory bodies in the UK may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable or impractical to continue.

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. If the CFPB issues final rules targeting payday and other small dollar consumer credit and installment lending in the US, it may significantly impact our US consumer lending business. See “—The CFPB has proposed new rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.”

We also expect that further new laws and regulations will be promulgated in the UK that could impact our business operations. See “—The UK has imposed, and continues to impose, increased regulation of the high-cost short-term credit industry with the stated expectation that some firms will exit the market” below for additional information.
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the US federal government or regulators in the UK impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness.

Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members) or attributable to matters not specific to our industry.
Any of these or other legislative or regulatory actions that affect our consumer loan business at the national, state, international and local level could, if enacted or interpreted differently, have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows and prohibit or directly or indirectly impair our ability to continue current operations.
Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.
When making loans in the US, we typically use the Automated Clearing House (“ACH”) system to deposit loan proceeds into our customers’ bank accounts. This includes loans that we originate as well as Elastic loans (originated by Republic Bank & Trust Company (“Republic Bank”) and Rise loans made through the credit services organization (“CSO”) programs. These products also depend on the ACH system to collect amounts due by withdrawing funds from customers’ bank accounts when the customer has provided authorization to do so. ACH transactions are processed by banks, and if these banks cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.

It has been reported that actions, referred to as Operation Choke Point, by the US Department of Justice (the “Justice Department”) the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain lenders that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both).
This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.
If we lost access to the ACH system because our payment processor was unable or unwilling to access the ACH system on our behalf we would experience a significant reduction in customer loan payments. Although we would notify consumers that they would need to make their loan payments via physical check, debit card or other method of payment a large number of customers would likely go into default because they are expecting automated payment processing. Similarly, if regulatory changes limited our access to the ACH system or reduced the number of times ACH transactions could be re-presented, we would experience higher losses.
If the information provided by customers or other third parties to us is incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and any inability to effectively identify, manage, monitor and mitigate fraud risk on a large scale could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
For the loans we originate through Rise and Sunny, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and Ohio and the Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data , and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

➢	become past due in the payment of an outstanding obligation;

➢	defaulted on a pre-existing debt obligation;

➢	taken on additional debt; or

➢	sustained other adverse financial events.
Our resources, technologies and fraud prevention tools, which are used to originate loans or lines of credit, as applicable, under Rise, Sunny and Elastic, may be insufficient to accurately detect and prevent fraud. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.

In addition, our proprietary credit and fraud scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Online lenders are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud the Company or consumers simply have no intent to repay the money they have borrowed the related portfolio of loans will exhibit higher loan losses. We have in the past and may in the future incur substantial losses and our business operations could be disrupted if we or the originating lenders are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.
Since fraud is often perpetrated by increasingly sophisticated individuals and “rings” of criminals, it is important for us to continue to update and improve the fraud detection and prevention capabilities of our proprietary credit and fraud scoring models. If these efforts are unsuccessful then credit quality and customer profitability will erode. If credit and/or fraud losses increased significantly due to inadequacies in underwriting or new fraud trends, new customer originations may need to be reduced until credit and fraud losses returned to target levels, and business could contract.
It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. Loan losses are currently the largest cost as a percentage of revenues across each of Rise, Sunny and Elastic. If credit or fraud losses were to rise, this would significantly reduce our profitability. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.
Any of the above risks could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs as a percentage of revenues, and our ability to price appropriately in response to this and other factors is essential. We rely on our proprietary credit and fraud scoring models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.
Our net charge-offs as a percentage of revenues for the three months ended March 31, 2017 and 2016 were 59% and 53%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs.
If our proprietary credit and fraud scoring models fail to adequately predict the creditworthiness of customers, or if they fail to assess prospective customers’ financial ability to repay their loans, or any or all of the other components of the credit decision process described herein fails, higher than forecasted losses may result. Furthermore, if we are unable to access the third-party data used in our proprietary credit and fraud scoring models, or access to such data is limited, the ability to accurately evaluate potential customers using our proprietary credit and fraud scoring models will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender, may consequently experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Additionally, if we make errors in the development and validation of any of the models or tools used to underwrite loans, such loans may result in higher delinquencies and losses. Moreover, if future performance of customer loans differs from past experience, which experience has informed the development of our proprietary credit and fraud scoring models, delinquency rates and losses could increase.

If our proprietary credit and fraud scoring models were unable to effectively price credit to the risk of the customer, lower margins would result. Either our losses would be higher than anticipated due to “underpricing” products or customers may refuse to accept the loan if products are perceived as “overpriced.” Additionally, an inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We depend in part on debt financing to finance most of the loans we originate. Our business could be adversely affected by a lack of sufficient debt financing at acceptable prices or disruptions in the credit markets, which could reduce our access to credit.
We depend in part on debt financing to support the growth of our originated portfolios, Rise and Sunny. However, we cannot guarantee that financing will continue to be available beyond the current maturity date of our debt facilities, on reasonable terms or at all. Presently our debt financing for Rise and Sunny primarily comes from a single source, Victory Park Management, LLC, or “VPC,” an affiliate of Victory Park Capital. Although our reliance on debt financing has decreased due to an increase in the Company's cash flow and the addition of two new lenders to the VPC Facility, if VPC became unwilling or unable to provide debt financing to us at prices acceptable to us we would need to secure additional debt financing or potentially reduce loan originations. Furthermore, as the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity on our existing debt facilities or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.
We may also experience the occurrence of events of default or breaches of financial or performance covenants under our debt agreements, which are currently secured by all our assets. Any such occurrence or breach could result in the reduction or termination of our access to institutional funding or increase our cost of funding. Certain of these covenants are tied to our customer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the US dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. Increases in the cost of capital would reduce our net profit margins.
Similarly, the loan portfolio for Elastic, which is originated by a third-party lender, gets funding as a result of the purchase of a participation interest in the loans it originates from Elastic SPV, Ltd. (“Elastic SPV”), a Cayman Islands entity that purchases such participations. Elastic SPV has a loan facility with VPC for its funding, for which we provide credit support, and we have entered into a credit default protection agreement with Elastic SPV that provides protection for loan losses. Although we plan to diversify our funding sources, any voluntary or involuntary halt to this existing program could result in the originating lender halting further loan originations until an additional financing partner could be identified.
In the event of a sudden or unexpected shortage of funds in the banking system, we cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets. If our cost of borrowing goes up, our net interest expense could increase, and if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail our origination of loans or recommend that the originating lenders curtail their origination of credit, all of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance and the volume of loans we make to our customers. These interest rates may also be affected by a change over time in the mix of the types of products we sell to our customers and a shift among our channels of customer acquisition. Our VPC funding facilities are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. Interest rate changes may also adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Regulatory or legislative changes may reduce our ability to charge our current rates in all states and products. Also, competitive threats may cause us to reduce our rates. This would reduce profit margins unless there was a commensurate reduction in losses. Any material reduction in our interest rate spread could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed.
In the future, we may seek to access the debt capital markets to obtain capital to finance growth. However, our future access to the debt capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. Disruptions and volatility in the capital markets could also cause banks and other credit providers to restrict availability of new credit. Due to the negative bias toward our industry, commercial banks and other lenders have restricted access to available credit to participants in our industry, and we may have more limited access to commercial bank lending than other businesses. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Any decrease in our access to preapproved marketing lists from credit bureaus or other developments impacting our use of direct mail marketing could adversely affect our ability to grow our business.
We market Rise and Sunny and provide marketing services to the originating lender in connection with Elastic. Direct mailings of preapproved loan offers to potential loan customers comprise one of the most important marketing channels for both the loans we originate, as well as those originated by third-party lenders. We estimate that approximately 57% and 100% of new Rise and Elastic loan customers, respectively, in the three months ended March 31, 2017 obtained loans as a result of receiving such preapproved loan offers. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
Similarly, federal or state regulators or legislators could limit access to these preapproved marketing lists with the same effect.
In addition, preapproved direct mailings may become a less effective marketing tool due to over-penetration of direct mailing-lists. Any of these developments could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We rely in part on relationships with marketing affiliates to originate our loans. These relationships are generally non-exclusive and subject to termination, and the growth of our customer base could be adversely affected if any of our marketing affiliate relationships are terminated or the number of referrals we receive from marketing affiliates is reduced.
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the three months ended March 31, 2017, loans issued to Rise customers referred to us by our strategic partners constituted 26% of total Rise new customer loans. Additionally, in the same period, loans issued to Sunny customers through strategic partners constituted 20% of total Sunny new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our success and future growth depend significantly on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.
We intend to continue to dedicate significant resources to marketing efforts, including for the Elastic product, particularly as we continue to grow, introduce new loan products and expand into new states. Our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include social media and the press, online affiliations, search engine optimization, search engine marketing, offline partnerships, preapproved direct mailings and television advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in website traffic and in the number of loans made by visitors to product websites, or if we discontinue our broad marketing campaigns, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We are dependent on third parties to support several key aspects of our business, and the failure of such parties to continue to provide services to us in the current manner and at the current rates would adversely affect our revenues and results of operations.
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 27% of our revenues for the three months ended March 31, 2017, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 10% of our revenues for the three months ended March 31, 2017, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems.
The loss of the relationship with any of these third-party lenders and service providers, and an inability to replace them or the failure of any of these third parties to provide its products or services, to maintain its quality and consistency or to have the ability to provide its products and services, could disrupt our operations, cause us to terminate product offerings, result in lost customers and substantially decrease the revenues and earnings of our business. Our revenues and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on or increase the price of their products or services.

Elevate uses third parties for the majority of its collections and recovery activities. If those parties were unable or unwilling to provide those services for Elevate products we would experience higher defaults until those functions could be outsourced to an alternative service provider or until we could bring those functions in-house and adequately staff and train internally.
Any of these events could result in a loss of revenues and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
The profitability of the line of credit product, Elastic, could be adversely affected by policy or pricing decisions made by the originating lender.
We do not originate and do not ultimately control the pricing or functionality of Elastic, the line of credit product. Instead, Republic Bank, which originates the loans, has licensed our technology and underwriting services and makes all key decisions regarding Elastic marketing, underwriting, product features and pricing. We generate revenues from the Elastic product through marketing and technology licensing fees paid by Republic Bank, and through a credit default protection agreement we entered into with Elastic SPV, which purchases participations in Elastic loans from Republic Bank. If Republic Bank changes its pricing, underwriting or marketing of Elastic in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced. Although this would not reduce the revenues that we receive for marketing and technology licensing services, it would reduce the revenues that we receive from our credit default protection agreement with Elastic SPV.
Any of the above changes could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our ability to continue to provide Elastic would be adversely affected by a degradation in our relationship with Republic Bank.
The structure of the Elastic product exposes us to risks associated with being reliant on Republic Bank as the originating lender. If our relationship with Republic Bank were to degrade, or if Republic Bank were to terminate the various agreements associated with the Elastic product, we may not be able to find another suitable originating lender and new arrangements, if any, may result in significantly increased costs to us. Because line of credit products are relatively more difficult to establish under state law, any inability to find another originating lender would adversely affect our ability to continue to provide Elastic, which in turn could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Decreased demand for non-prime loans as a result of increased savings or income could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes.
The demand for non-prime loan products in the markets we serve could decline due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing or alternative products or changes in customers’ financial conditions, particularly increases in income or savings. For instance, an increase in state or federal minimum wage requirements could decrease demand for non-prime loans. Additionally, a change in focus from borrowing to saving (such as has happened in some countries) would reduce demand. Should we fail to adapt to a significant change in our customers’ demand for, or access to, our products, our revenues could decrease significantly. Even if we make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. Such decreased demand could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

A decline in economic conditions could result in decreased demand for our loans or cause our customers’ default rates to increase, harming our operating results.
Uncertainty and negative trends in general economic conditions in the US and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may impact our consolidated results of operations or financial condition or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, rising living expenses, energy costs and interest rates, as well as major medical expenses, divorce or death that affect our borrowers. If we experience an economic downturn or if the US economy is unable to sustain its recovery from the most recent financial crisis, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments.
Credit quality is driven by the ability and willingness of customers to make their loan payments. If customers face rising unemployment or reduced wages, defaults may increase. Similarly, if customers experience rising living expenses (for instance due to rising gas, energy, or food costs) they may be unable to make loan payments. An economic slowdown could also result in a decreased number of loans being made to customers due to higher unemployment or an increase in loan defaults in our loan products. The underwriting standards used for our products may need to be tightened in response to such conditions, which could reduce loan balances, and collecting defaulted loans could become more difficult, which could lead to an increase in loan losses. If a customer defaults on a loan, the loan enters a collections process where, including as a result of contractual agreements with the originating lenders, our systems and collections teams initiate contact with the customer for payments owed. If a loan is subsequently charged off, the loan is generally sold to a third party collection agency and the resulting proceeds from such sales comprise only a small fraction of the remaining amount payable on the loan.
There can be no assurance that economic conditions will remain favorable for our business or that demand for loans or default rates by customers will remain at current levels. Reduced demand for loans would negatively impact our growth and revenues, while increased default rates by customers may inhibit our access to capital, hinder the growth of the loan portfolio attributable to our products and negatively impact our profitability. Either such result could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We are operating in a highly competitive environment and face increasing competition from a variety of traditional and new lending institutions, including other online lending companies. This competition could adversely affect our business, prospects, results of operations, financial condition or cash flows.
We have many competitors. Our principal competitors are consumer loan companies, CSOs, online lenders, credit card companies, consumer finance companies, pawnshops and other financial institutions that offer similar financial services. Other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund, resulting in lower levels of revenues and earnings in these categories. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we do.
Competitors of our business may operate, or begin to operate, under business models less focused on legal and regulatory compliance, which could put us at a competitive disadvantage. Additionally, negative perceptions about these models could cause legislators or regulators to pursue additional industry restrictions that could affect the business model under which we operate. To the extent that these models gain acceptance among consumers, small businesses and investors or face less onerous regulatory restrictions than we do, we may be unable to replicate their business practices or otherwise compete with them effectively, which could cause demand for the products we currently offer to decline substantially.

When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Elevate products compete at least partly based on rate comparison with other credit products used by non-prime consumers. However, non-prime consumers by definition have a higher propensity for default and as a result need to be charged higher rates of interest to generate adequate profit margins. If existing competitors significantly reduced their rates or lower-priced competitors enter the market and offer credit to customers at a lower rates, the pricing and credit terms we or the originating lenders offer could deteriorate if we or the originating lenders act to meet these competitive challenges. Any such action may result in lower customer acquisition volumes and higher costs per new customer.
We may be unable to compete successfully against any or all of our current or future competitors. As a result, our products could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations. Any such changes in our competition could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Customer complaints or negative public perception of our business could result in a decline in our customer growth and our business could suffer.
Our reputation is very important to attracting new customers to our platform as well as securing repeat lending to existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will continue to maintain a good relationship with customers or avoid negative publicity.
In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on non-bank consumer loans. Such consumer advocacy groups and media reports generally focus on the annual percentage rate for this type of consumer loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The finance charges assessed by us, the originating lenders and others in the industry can attract media publicity about the industry and be perceived as controversial. If the negative characterization of the types of loans we offer, including those originated through third-party lenders, becomes increasingly accepted by consumers, demand for any or all of our consumer loan products could significantly decrease, which could materially affect our business, prospects, results of operations, financial condition or cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to consumer loan products that could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents, or even if related to practices not specific to short-term loans, such as debt collection—could erode trust and confidence and damage our reputation among existing and potential customers, which would make it difficult to attract new customers and retain existing customers, significantly decrease the demand for our products, result in increased regulatory scrutiny, and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.
Our business is highly dependent upon customers’ ability to access our website and the ability of our employees and those of the originating lenders, as well as third-party service providers, to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities and processing and servicing of loans. Problems with the IQ technology platform running our systems, or a shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, cyber-attacks on, or sustained or repeated disruptions of, such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans (or support such functions with regard to Elastic lines of credit), provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could reduce new customer acquisition and negatively impact growth, which would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
In addition, our systems and those of third parties on whom we rely must consistently be capable of compliance with applicable legal and regulatory requirements and timely modification to comply with new or amended requirements. Any systems problems going forward could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and we may experience harm to our reputation and liability exposure from security breaches.
Our business involves the storage and transmission of consumers’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material cyber-attacks or security breaches to date, a number of other companies have disclosed cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications or expand into new countries. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems or those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. In addition, our applicants provide personal information, including bank account information when applying for loans. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach of our systems or by persons with whom we have commercial relationships that result in the unauthorized release of consumers’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. In addition, many of the third parties who provide products, services or support to us could also experience any of the above cyber risks or security breaches, which could impact our customers and our business and could result in a loss of customers, suppliers or revenues.
In addition, federal and some state regulators are considering promulgating rules and standards to address cybersecurity risks and many US states and the UK have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.
Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.
The automated nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan made involves our proprietary credit and fraud scoring models, and over 95% of loan applications are fully automated with no manual review required, any failure of our computer systems involving our proprietary credit and fraud scoring models and any technical or other errors contained in the software pertaining to our proprietary credit and fraud scoring models could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our platform and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for borrowers, delay introductions of new features or enhancements, result in errors or compromise our ability to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of borrowers, loss of revenues or liability for damages, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

To date, we have derived our revenues from a limited number of products and markets. Our efforts to expand our market reach and product portfolio may not succeed or may put pressure on our margins.
In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease company margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology or other costs which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although the Company outsources most of its customer support and collections staff, additional volumes would lead to increased costs in these areas.
When new customers are acquired, from an accounting point of view, we must recognize marketing costs and loan origination and data costs, and we incur a provision for loan losses, including with regard to Elastic loan participations that are purchased from the originating lender by a third party, which we protect from loan losses pursuant to a credit default protection arrangement. Because of this, new customer acquisition does not typically yield positive margins for at least six months. As a result, rapid growth tends to compress margins in the near-term until growth rates slow down.
Rise, a state-licensed product, offers different rates and terms based on state law. In states with lower maximum rates, we have more stringent credit criteria and generally lower initial customer profitability due to higher customer acquisition costs and higher losses as a percentage of revenues. While these states can have significant growth potential, they typically deliver lower profit margins.
We may elect to pursue aggressive growth over margin expansion in order to increase market share and long-term revenue opportunities.
There also can be no guarantee that we will be successful with respect to any new product initiatives or any further expansion beyond the US and the UK, if we decide to attempt such expansion, which may inhibit the growth of our business and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our allowance for loan losses is determined based upon both objective and subjective factors and may not be adequate to absorb loan losses. If we experience rising credit or fraud losses, our results of operations would be adversely affected.
We face the risk that customers will fail to repay their loans in full. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established a methodology designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience. As a result, there can be no assurance that our allowance for loan losses will be sufficient to absorb losses or prevent a material adverse effect on our business, financial condition and results of operations. Losses are the largest cost as a percentage of revenues across all of our products. Fraud and customers not being able to repay their loans are both significant drivers of loss rates. If we experienced rising credit or fraud losses this would significantly reduce our earnings and profit margins and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Increased customer acquisition costs and/or data costs would reduce our margins.
Although losses are our largest cost, if customer acquisition costs or other servicing costs increased this would reduce our profit margins. Marketing costs would be negatively affected by increased competition or stricter credit standards that would reduce customer fund rates. We could also experience increased marketing costs due to higher fees from credit bureaus for preapproved direct mail lists, search engines for search engine marketing, or fees for affiliates, and these increased costs would reduce our profit margins.

We purchase significant amounts of data to facilitate our proprietary credit and fraud scoring models. If there was an increase in the cost of data or if the Company elected to purchase from new data providers there would be a reduction in our profit margins.
Any such reduction in our profit margins could result in a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our success is dependent, in part, upon our officers and key employees, and if we are not able to attract and retain qualified officers and key employees, or if one of our officers or key employees is temporarily unable to fully contribute to our operations, our business could be materially adversely affected.
Our success depends, in part, on our officers, which comprise a relatively small group of individuals. Many members of the senior management team have significant industry experience, and we believe that our senior management would be difficult to replace, if necessary. Because the market for qualified individuals is highly competitive, we may not be able to attract and retain qualified officers or candidates. In addition, increasing regulations on, and negative publicity about, the consumer financial services industry could affect our ability to attract and retain qualified officers. Kenneth E. Rees, our Chief Executive Officer, is a competitive cyclist. Although we maintain key-man life insurance, such insurance may not be sufficient to compensate us for losses if Mr. Rees were injured in a cycling accident, or otherwise, and unable to be fully active in the business while recuperating, and, additionally, in the event we lose Mr. Rees' services, we could face an event of default under the VPC Facility, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able retain the services of any members of our senior management or other key employees. Our officers and key employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. While all key employees have signed non-disclosure, non-solicitation and non-compete agreements, they may still elect to leave the Company or even retire any time. Loss of key employees could result in delays to critical initiatives and the loss of certain capabilities and poorly documented intellectual property.
If we do not succeed in attracting and retaining our officers and key employees, our business could be materially and adversely affected.
Our US loan business is seasonal in nature, which causes our revenues and earnings to fluctuate.
Our US loan business is affected by fluctuating demand for the products and services we offer and fluctuating collection rates throughout the year. Demand for our consumer loan products in the US has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. This results in significant increases and decreases in portfolio sizes and profit margins from quarter to quarter. In particular, we typically experience a reduction in our credit portfolios and an increase in profit margins in the first quarter of the year. When we experience higher growth in the second quarter through fourth quarters, portfolio balances tend to grow and profit margins are compressed. Our cost of sales for the non-prime loan products we offer in the US, which represents our provision for loan losses, is lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

If internet search engine providers change their methodologies for organic rankings or paid search results, or our organic rankings or paid search results decline for other reasons, our new customer growth or volume from returning customers could decline.
Our new customer acquisition marketing and our returning customer relationship management is partly dependent on search engines such as Google, Bing and Yahoo! to direct a significant amount of traffic to our desktop and mobile websites via organic ranking and paid search advertising. We bid on certain keywords from search engines as well as use their algorithms to place our listings ahead of other lenders.
Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies. The volume of customers we receive through organic ranking and paid search could be adversely affected by any such changes in methodologies or policies by search engine providers, by:

➢	decreasing our organic rankings or paid search results;

➢	creating difficulty for our customers in using our web and mobile sites;

➢	producing more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; and

➢	resulting in higher costs for acquiring new or returning customers.
In addition, search engines could implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our online marketing efforts are also susceptible to actions by third parties that negatively impact our search results such as spam link attacks, which are often referred to as “black hat” tactics. Our sites have experienced meaningful fluctuations in organic rankings and paid search results in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our web and mobile sites could harm our business and operating results.
Finally, our competitors’ paid search, pay per click or search engine marketing activities may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us. We have little to no control over these potential changes in policy and methodologies relating to search engine results, and any of the changes described above could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Failure to keep up with the rapid technological changes in financial services and e-commerce, or changes in the uses and regulation of the internet could harm our business.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors.
Additionally, the business of providing products and services such as ours over the internet is dynamic and relatively new. We must keep pace with rapid technological change, consumer use habits, internet security risks, risks of system failure or inadequacy, and governmental regulation and taxation, and each of these factors could adversely impact our business. In addition, concerns about fraud, computer security and privacy and/or other problems may discourage additional consumers from adopting or continuing to use the internet as a medium of commerce. Also, to expand our customer base, we may elect to appeal to and acquire consumers who prove to be less profitable than our previous customers, and as a result we may be unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, and our business could be adversely impacted.

Any such failure to adapt to changes could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our ability to conduct our business and demand for our loans could be disrupted by natural or man-made catastrophes.
Catastrophes, such as fires, hurricanes and tornadoes, floods, earthquakes, or other natural disasters, terrorist attacks, computer viruses and telecommunications failures, could adversely affect our ability to market or service loans. Natural disasters and acts of terrorism, war, civil unrest, violence or human error could also cause disruptions to our business or the economy as a whole, which could negatively affect customers’ demand for our loans. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster that affects our offices or one of the data center facilities we lease. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to market our products, accept and underwrite applications, provide customer service and undertake collections activities and cause lengthy delays which could harm our business, results of operations and financial condition. We have implemented a disaster recovery program that allows us to move production to a backup data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each backup data center, and are not able to switch instantly to our backup center in the event of failure of the main server site. If our primary data center shuts down, there will be a period of time that our loan products or services, or certain of such loan products or services, will remain inaccessible to our users or our users may experience severe issues accessing such loan products and services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Any of these events could also cause consumer confidence to decrease in one or more of the markets we serve, which could result in a decreased number of loans being made to customers. As a result of these issues, any of these occurrences could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
The success of our business depends to a significant degree upon the protection of our proprietary technology, including our proprietary credit and fraud scoring models, which we use for pricing loans. We seek to protect our intellectual property with non-disclosure agreements and through standard measures to protect trade secrets. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If competitors learn our trade secrets (especially with regard to marketing and risk management capabilities) it could be difficult to successfully prosecute to recover damages. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage relative to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We are subject to intellectual property disputes from time to time, and such disputes may be costly to defend and could harm our business and operating results.
We have faced and may continue to face allegations that we have infringed the trademarks, copyrights, patents or other intellectual property rights of third parties, including from our competitors or non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products or product features, acquire licenses, which may not be available at a commercially reasonable price or at all, or modify such products, product features, processes or websites while we develop non-infringing substitutes.

In addition, we use open source software in our technology platform and plan to use open source software in the future. From time to time, we may face claims from parties claiming ownership of, or demanding release of, the source code, potentially including our valuable proprietary code, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Current and future litigation or regulatory proceedings could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. Additionally, our Chief Executive Officer is party to civil suits in Pennsylvania and Vermont alleging violations of several statutes, including the Consumer Financial Protection Act of 2010, Federal Trade Commission Act, Electronic Funds Transfer Act, Racketeer Influenced and Corrupt Organizations Act and others.
We may also be subject to litigation in the future and an adverse ruling in or a settlement of any such future litigation against us, our executive officers or another lender, or against our Chief Executive Officer in connection with either current litigation, could harm our reputation, cause us to have to refund fees and/or interest collected, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions.
Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. We and others are also subject to regulatory proceedings, and we could suffer losses as a result of interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if we are not a party to those proceedings. Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
At December 31, 2016, we had US and UK net operating loss carryforwards (“NOLs”) of $28.6 million and $31.5 million, respectively, available to offset future taxable income, due to prior period losses. If not utilized, the US NOLs will begin to expire in 2034. The UK NOLs can be carried forward indefinitely. Realization of these NOLs depends on future income, and there is a risk that our existing US NOLs could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through March 31, 2017. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

RISKS RELATED TO OUR ASSOCIATION WITH TFI
Third parties may seek to hold us responsible for liabilities of TFI that we did not assume in our agreements.
In connection with our separation from TFI, TFI has generally agreed to retain all liabilities that did not historically arise from our business. Third parties may seek to hold us responsible for TFI’s retained liabilities, including third-party claims arising from TFI’s business and retained assets. Under the separation and distribution agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses that we own and operate. Under our agreements with TFI, TFI has agreed to indemnify us for claims and losses relating to its retained liabilities. However, if any of those liabilities are significant and we are ultimately held liable for such liabilities, we cannot assure you that we will be able to recover the full amount of our losses from TFI.
Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations. For instance, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the distribution left TFI insolvent or with unreasonably small capital or that TFI intended or believed it would incur debts beyond its ability to pay such debts as they mature and that TFI did not receive fair consideration or reasonably equivalent value in the spin-off. The measure of insolvency for purposes of such fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. We do not know what standard a court would apply to determine insolvency; however, if a court were to conclude that the spin-off constituted a fraudulent conveyance, then such court could void the distribution as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to TFI, voiding our liens and claims (if any) against TFI, or providing TFI with a claim for money damages against us in an amount equal to the difference between the consideration received by TFI and the fair market value of our company at the time of the distribution.
Certain members of management, directors and stockholders may face actual or potential conflicts of interest as a result of owning shares of, or having positions as directors of TFI.
Some of our officers and directors own both TFI common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our officers and directors face decisions that could have different implications for us and TFI. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and TFI regarding the terms of the agreements governing the spin-off and our relationship with TFI thereafter or in the strategy for defending or resolving any litigation in which both TFI and Elevate are involved. Existing and past agreements between TFI and Elevate include, but are not limited to, the separation and distribution agreement, amended and restated intellectual property assignment agreement, data sharing and support agreement, tax sharing agreement and sublease agreements. Potential conflicts of interest may also arise because one of our directors, Stephen J. Shaper, is currently a member of the board of directors of TFI.
The CFPB has authority to investigate and issue Civil Investigative Demands to consumer lending businesses, and may issue fines or corrective orders.
The Consumer Financial Protection Bureau (the "CFPB") has authority to investigate and issue Civil Investigative Demands (“CIDs”) to consumer lending businesses, including us. In June 2012, prior to the spin-off, and after the spin-off, TFI received CIDs from the CFPB. The purpose of the CIDs purportedly was to determine whether TFI engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. While TFI’s business is distinct from our business, we cannot predict the final outcome of these CIDs or to what extent any obligations arising out of such final outcome will be applicable to our company, business or officers, if at all.

OTHER RISKS RELATED TO COMPLIANCE AND REGULATION
We, our marketing affiliates, our third-party service providers and Republic Bank, which originates Elastic, the line of credit product, are subject to complex federal, state and local lending and consumer protection laws, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.
We, our marketing affiliates, our third-party service providers and Republic Bank, which originates Elastic, the line of credit product, must comply with US federal, state and local regulatory regimes, including those applicable to consumer credit transactions. Certain US federal and state laws generally regulate interest rates and other charges and require certain disclosures. In particular, we may be subject to laws such as:

➢	local regulations and ordinances that impose requirements or restrictions related to certain loan product offerings and collection practices;

➢	state laws and regulations that impose requirements related to loan or credit service disclosures and terms, credit discrimination, credit reporting, debt servicing and collection;

➢
the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

➢
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and similar state laws that prohibit unfair and deceptive acts or practices;

➢
the Equal Credit Opportunity Act and Regulation B promulgated thereunder and state non-discrimination laws, which generally prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;

➢
the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

➢
the Fair Debt Collection Practices Act (the “FDCPA”) and similar state and local debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors and creditors in connection with the collection of consumer debts;

➢
the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder and similar state privacy laws, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and require financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;

➢	the Bankruptcy Code and similar state insolvency laws, which limit the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

➢
the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;

➢
the Military Lending Act, which limits the interest rate and fees that may be charged to military members and their dependents, requires certain disclosures and prohibits certain mandatory clauses among other restrictions;

➢
the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ asset accounts;

➢
the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically;

➢	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and

➢
the Telephone Consumer Protection Act (the "TCPA") and the regulations of the Federal Communications Commission (the "FCC"), which regulations include limitations on telemarketing calls, auto-dialed calls, prerecorded calls, text messages and unsolicited faxes.

While it is our intention to always be in compliance with these laws, it is possible that we may currently be, or at some time have been, inadvertently out of compliance with some or any such laws. Further, all applicable laws are subject to evolving regulatory and judicial interpretations, which further complicate real-time compliance. Lastly, compliance with these laws is costly, time-consuming and limits our operational flexibility.
Failure to comply with these laws and regulatory requirements applicable to our business may, among other things, limit our or a collection agency’s ability to collect all or part of the principal of or interest on loans. As a result, we may not be able to collect on unpaid principal or interest. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, which may harm our business and may result in borrowers rescinding their loans.

Where applicable, we seek to comply with state installment, CSO, servicing and similar statutes. In all US jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements by acquiring the necessary licenses or authorization and submitting appropriate registrations in connection therewith. Nevertheless, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain other licenses or authorizations in such jurisdiction, which may have an adverse effect on our ability to perform our servicing obligations or make products or services available to borrowers in particular states, which may harm our business.
Our products currently have usage caps and limitations on lending based on internally developed “responsible lending guidelines.” If those policies become more restrictive due to legislative or regulatory changes at either the local, state, US federal, or UK regulatory level these products would experience declining revenues per customer.
The CFPB may have examination authority over our US consumer lending business that could have a significant impact on our US business.
In July 2010, the US Congress passed the Dodd-Frank Act. Title X of the Dodd-Frank Act created the CFPB, which regulates US consumer financial products and services, and gave it regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services, including authority to examine such providers.

The CFPB is currently considering rules to define larger participants in markets for consumer installment loans for purposes of supervision. Once this rule and corresponding examination rules are established, we anticipate the CFPB will examine us. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers, and ask questions about their business practices. The examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default, consumer reporting activities and third-party relationships. As a result of these examinations, we could be required to change our products, our services or our practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could reduce profit margins for the company or otherwise materially adversely affect us.

Furthermore, the CFPB’s practices and procedures regarding civil investigations, examination, enforcement and other matters relevant to us and other CFPB-regulated entities are subject to further development and change. Where the CFPB holds powers previously assigned to other regulators or may interpret laws previously interpreted by other regulators, the CFPB may not continue to apply such powers or interpret relevant concepts consistent with previous regulators’ practice. This may adversely affect our ability to anticipate the CFPB’s expectations or interpretations in our interaction with the CFPB.

The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. In addition to having the authority to obtain monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief). Also, where a company is believed to have violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy such violations after consulting with the CFPB. If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Lastly, on May 4, 2017, the House Financial Services Committee passed the Financial CHOICE Act which would replace the Dodd-Frank Act. It calls for removal of authority to regulate small-dollar credit, repeals authority to restrict arbitration, and would eliminate CFPB’s authority to prohibit unfair, deceptive and abusive acts and practices. It is unknown what the outcome of this legislation will be or its impact to Elevate’s operations.

The CFPB has proposed new rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.
On January 20, 2017, President Donald Trump issued a memorandum to the heads of the executive departments and agencies instructing them to (i) send no new regulation to the Federal Register until a presidentially appointed or presidentially designated agency head has had an opportunity to review the regulation; (ii) immediately withdraw any regulation already sent to the Federal Register but not yet published; and (iii) postpone for 60 days any regulations that have been published in the Federal Register but have not yet taken effect.
On January 30, 2017, President Trump issued Executive Order 13771 (Reducing Regulation and Controlling Regulatory Costs), regarding offsetting the number and cost of new regulations by eliminating the number and cost of existing regulations, and on February 24, 2017, President Trump issued an Executive Order directing each agency to designate a Regulatory Reform Officer to implement the regulatory reform agenda previously set forth requiring certain agencies to create a Regulatory Reform Task Force to evaluate existing regulations and make recommendations to repeal, replace or modify existing regulations that eliminate or inhibit job creation, that are outdated, unnecessary or ineffective, that have costs that outweigh the benefits, that are inconsistent with the Trump Administration’s regulatory agenda, that rely on non-public information or that derive from or implement rescinded or substantially modified Executive Orders of other Presidents.
This memorandum and the aforementioned Executive Orders may not apply to the CFPB as an independent agency, but it is unclear what impact the Trump Administration will have on the CFPB proposed rules. Furthermore, it is possible that the Trump Administration will issue other Executive Orders that may impact financial services oversight and regulation. Additionally, if new rules are promulgated and finalized by the CFPB, it is possible that Congress will overturn them under Congressional Review Act powers.
On May 5, 2016, the CFPB released a proposed rule to prohibit certain providers of consumer financial products and services from including clauses in new arbitration agreements that bar a consumer from filing or participating in a class action with respect to the covered consumer financial product or service, and that would require such providers to include specific disclosure to that effect in any covered pre-dispute arbitration agreement. The proposal also requires a covered provider that uses pre-dispute arbitration agreements to submit certain arbitral records to the CFPB. The CFPB’s proposed rule to prohibit pre-dispute arbitration clauses, if finalized, is likely to increase class action exposure and litigation.
The CFPB proposed a "small dollar rule" on June 2, 2016 that addresses practices of certain providers of payday loans, vehicle title loans and certain installment lenders. The comment period closed on October 7, 2016 with a reported 1.6 million comments being issued about the rule. If the rules were adopted as proposed, we could be required to modify the manner in which we make a reasonable determination of a customer’s ability to repay and provide customers notice at least three days before a payment withdrawal attempt, as well as obtain a new ACH authorization from a customer following two failed ACH attempts and report certain information regarding covered loans, among other requirements.

On July 28, 2016, the CFPB issued its outline of proposals under consideration for the regulation of debt collection by third-party debt collectors. If a final rule is promulgated, Elevate intends to take the necessary steps to ensure that its management and oversight of third-party debt collectors is consistent with the rule to the extent that third-party debt collectors are used. The CFPB has indicated that it will issue a debt collection proposal in the future for other parties engaged in debt collection but not covered by the July 28th proposal, including creditors.
Lastly, a recent ruling by the US Court of Appeals for the DC circuit has held that the single-director structure of the CFPB is not constitutional. The CFPB has been granted an en banc hearing on this case. It is not clear what impact this case will have on the power and structure of the CFPB and the oversight of Elevate’s business.

The FDIC has issued examination guidance affecting banks, such as Republic Bank, which originates the Elastic product, and these or subsequent new rules and regulations could have a significant impact on the Elastic product.
The Elastic line of credit product is offered by Republic Bank using technology, underwriting and marketing services provided by Elevate. Republic Bank is supervised and examined by the FDIC. If the FDIC considers any aspect of the Elastic product to be inconsistent with its guidance, Republic Bank may be required to alter the product.
On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, such as Elastic.
The proposed guidance elaborates on previously issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform a significant aspect of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. Comments on the guidance were due October 27, 2016.
At this time, it is unclear what impact the Trump Administration will have on the policies of the FDIC and the FDIC's ability to issue rules applicable to Elastic.
The UK has imposed, and continues to impose, increased regulation of the high-cost short-term credit industry with the stated expectation that some firms will exit the market.
In the UK, we are subject to regulation by the Financial Conduct Authority (the "FCA") pursuant to the Financial Services and Markets Act 2000 (the “FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under such statutes, among other rules and regulations including the FCA Handbook, which collectively serve to transpose the obligations under the European Consumer Credit Directive into UK law.
The FSMA gives the FCA the power to authorize, supervise, examine, bring enforcement actions and impose fines and disciplinary sanctions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. The Consumer Credit Sourcebook (the ("CONC") incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of refinances, or “rollovers,” to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority ("CPA") (which provides a creditor the ability to directly debit a customer’s account for payment using their bank card details when authorized by the customer to do so) to pay off a loan. The UK also has strict regulations regarding advertising (including websites) and the presentation, form and content of loan agreements, including statutory warnings, the layout of prescribed financial information, as well as in relation to defaulted loans and collections activities.

In the period since the FCA acquired responsibility for the regulation of consumer credit in the UK in place of the Office of Fair Trading (the "OFT") in April 2014, there have been a large number of new regulations affecting our UK product offerings. These include the introduction of a rate cap, a prohibition on certain types of line of credit products, the establishment of a price comparison website, and restrictions on payment processing activities, among other changes. The rate cap imposes a maximum interest rate of 0.8% per day and maximum late payment fee of £15; the total amount charged for the loan, including all default charges, must not exceed 100% of the capital sum originally borrowed. This rule translates to a maximum rate of £24 for every £100 borrowed for a 30 day period, or 0.8% per day. The maximum fees that can be earned on the loan (through interest, default fees, and late interest) ensure that a consumer cannot pay back more than twice the amount of principal borrowed. The FCA has further indicated that it intends to review the price cap on high-cost short-term credit in the first part of 2017. In the meantime, the FCA is monitoring whether there are any unintended consequences of the price cap emerging for firms or consumers, including the impact on people no longer able to access high-cost short-term credit.
During the years ended December 31, 2016 and 2015, our UK operations represented 17% and 19%, respectively, of our consolidated total revenues. The results for the year ended December 31, 2016 do not include the full impact of the regulatory changes described above. The results for each of these periods are not indicative of our future results of operations and cash flows from our operations in the UK.
The changes that we have implemented or any changes we may be required to implement in the future as a result of such legislative and regulatory activities could have a material adverse effect on our UK business.
Additionally, in June 2013, the OFT referred the payday lending industry in the UK to the Competition Commission, which is now the Competition & Markets Authority, or the “CMA,” for a market investigation. The CMA gathered data from industry participants, including us, in connection with its review of the UK payday lending industry to determine whether certain features of the payday lending industry prevent, restrict or distort competition (which is also referred to as having an adverse effect on competition) and, if so, what remedial action should be taken. The CMA published its final report in February 2015; its recommendations were implemented under the Payday Lending Market Investigation Order 2015, under which:
•online lenders must provide details of their products on at least one FCA authorized price comparison website ("PCW”) and include a hyperlink from their website to the relevant PCW; and
•payday lenders must provide existing customers with a summary of their cost of borrowing.
These changes, which are reflected in FCA rules, came into effect on December 1, 2016.

If the FCA adopts rules that significantly restrict the conduct of our business, any such rules could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows or could make the continuance of all or part of our UK business impractical or unprofitable. Any new rules adopted by the FCA could also result in significant compliance costs.

In February 2016, the FCA issued full authorization to Elevate for our UK business. Similar to US federal and state regulatory regimes, the FCA has the power to revoke, suspend or impose conditions upon our authorization to conduct a consumer credit business if it determines we are out of compliance with applicable UK laws, high-cost short-term rules or other legal requirements ensuring fair treatment of consumers.

Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the UK.
In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole (see “—The consumer lending industry continues to be subjected to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations” above), our advertising and marketing materials have come under increased scrutiny. In the UK, for example, consumer credit firms are subject to the financial promotions regime set out in the FSMA (Financial Promotions) Order 2005 and specific rules in the CONC, part 3, such as the inclusion of a risk warning on all advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case by case basis. Our advertising and marketing materials in the UK are subject to review and regulation both by the FCA and the Advertising Standards Authority. We have in some cases been required to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. Going forward, there can be no guarantee that we will be able to advertise and market our business in the UK or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

The regulatory landscape in which we operate is continually changing due to new CFPB rules, regulations and interpretations, as well as various legal actions that have been brought against others in marketplace lending, including several lawsuits that have sought to re-characterize certain loans made by federally insured banks as loans made by third parties. If litigation on similar theories were brought against us when we work with a federally insured bank that makes loans, rather than making loans ourselves and were such an action to be successful, we could be subject to state usury limits and/or state licensing requirements, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
The case law involving whether an originating lender, on the one hand, or third-parties, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to Elastic, or Rise in Ohio or Texas, loans could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If Republic Bank or the CSO lenders in Ohio or Texas were subject to such a lawsuit, they may elect to terminate their relationship with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate the programs.
On August 31, 2016, the United States District Court for the Central District of California ruled in CFPB v. CashCall, Inc. et. al that CashCall was the “true lender” and consequently was engaged in deceptive practices by servicing and collecting on payday loans in certain states where the interest rate on the loans exceeded the state usury limit and/or where CashCall was not a licensed lender. The CashCall case is related to a tribally related lending program. In reaching its decision, the court adopted a “totality of the circumstances” test to determine which party to the transaction had the “predominant economic interest” in the transaction. Given the fact-intensive nature of a “totality of the circumstances” assessment, the particular and varied details of marketplace lending and other bank partner programs may lead to different outcomes to those reached in CashCall, even in those jurisdictions where courts adopt the “totality of the circumstances” approach. Notably, CashCall did not address the federal preemption of state law under the National Bank Act or any other federal statute. CashCall is appealing the decision in the Ninth Circuit.

On September 20, 2016, in Beechum v. Navient Solutions, Inc., the United States District Court for the Central District of California dismissed a class action suit alleging usurious interest rates on private student loans in violation of California law. In doing so, the court rejected the plaintiff’s arguments that the defendants were the de facto “true lenders” of loans made by a national bank under a bank partnership arrangement with a non-bank partner. Consistent with the controlling judicial authority for challenges to the applicability of statutory or constitutional exemptions to California’s usury prohibition, the court determined that “it must look solely to the face of the transaction” in determining whether an exemption applies and did not apply the “totality of the circumstances” test.
In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the US Supreme Court to deny certiorari, the US Solicitor General, joined by the OCC, noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the United States District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware's state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose.
The facts in CashCall, Navient and Madden are not directly applicable to Elevate's business, as Elevate does not engage in practices similar to those at issue in CashCall, Navient or Madden, and Elevate does not purchase whole loans or engage in business in states within the Second Circuit. However, to the extent that either the holdings in CashCall or Madden were broadened to cover circumstances applicable to Elevate’s business, or if other litigation on related theories were brought against us and were successful, or we were otherwise found to be the "true lender," we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
Most recently, the Colorado Attorney General recently filed complaints in state court against Marlette Funding LLC and Avant of Colorado LLC on behalf of the administrator of Colorado’s Uniform Consumer Credit Code (UCCC), alleging violations of the UCCC based on “true lender” and loan assignment cases with respect to lending programs sponsored by WebBank and Cross River Bank, respectively. The complaints allege that the non-bank service providers, Marlette Funding LLC and Avant of Colorado LLC - rather than WebBank and Cross River Bank- are the "true lenders," and therefore subject to Colorado usury limits. Both WebBank and Cross River Bank, responded to those actions by filing lawsuits seeking declaratory relief invalidating the administrator’s lawsuits and recognizing the banks’ continued legal ability to originate loans under interstate banking law. At this time, it is unknown what the outcome of these cases will be and whether any conclusions of law would be applied outside Colorado.
We use third-party collection agencies to assist us with debt collection. Their failure to comply with debt collection regulations could subject us to fines and other liabilities, which could harm our reputation and business.
The FDCPA regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that differ from jurisdiction to jurisdiction. We use third-party collections agencies to collect on debts incurred by consumers of our credit products. Regulatory changes could make it more difficult for collections agencies to effectively collect on the loans we originate.
Non-US jurisdictions also regulate debt collection. For example, in the UK, due to new rules under the CONC we have made adjustments to some of our business practices, including our collections processes, which could possibly result in lower collections on loans made by us and has resulted in a decrease in the number of new customers that we are able to approve. In addition, the concerns expressed to us by the OFT and the FCA relate in part to debt collection. We could be subject to fines, written orders or other penalties if we, or parties working on our behalf, are determined to have violated the FDCPA, the CONC or analogous state or international laws, which could have a material adverse effect on our reputation, business, prospects, results of operations, financial condition or cash flows.

Our business is subject to complex and evolving US and international laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. Our business is subject to a variety of laws and regulations in the US and the UK that involve user privacy issues, data protection, advertising, marketing, disclosures, distribution, electronic contracts and other communications, consumer protection and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. In addition, international data protection, privacy, and other laws and regulations can be more restrictive than those in the US. US federal and state and international laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change.
A number of proposals are pending before federal, state, and international legislative and regulatory bodies that could impose new obligations in areas such as privacy. For example the European Union's new General Data Protection Regulation, or "GDPR," will replace the existing Data Protection Directive (95/46/EC) and will be implemented in the UK in June 2018. The GDPR is more prescriptive than the existing regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the "right to be forgotten," by having their records erased. Penalties for non-compliance are also significantly higher than the current maximum fine of £500,000. Under the GDPR, the maximum fine will be the higher of €20 million or 4% of global turnover for the preceding year.
In addition, the 4th European Union's anti-money laundering directive (2015/849/EC) will come into effect in June 2017 and require changes to customer due diligence assessments and greater focus on a risk based approach.
Some countries are also considering or have enacted legislation requiring local storage and processing of data that, if applicable to the markets in which we operate, would increase the cost and complexity of delivering our services. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, the expansion into new markets, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other liabilities, including demands that we modify or cease existing business practices or pay fines, penalties or other damages.
It is difficult to assess the likelihood of the enactment of any future legislation or the impact that such rules and regulations could have on our business. We are operating on the basis, confirmed by the UK government and the FCA, that the decision of the UK to leave the European Union will not affect the implementation of the new European Union directives on data protection and anti-money laundering as outlined above.
The use of personal data in credit underwriting is highly regulated.
In the US the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues. Although the FTC also retains its enforcement role regarding the FCRA, it shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.

In the UK, we are subject to the requirements of the Data Protection Act 1998 (the “DPA”) and are required to be fully registered as a data-controller under the DPA and comply with industry guidance published by the regulator, the Information Commissioner. There are also strict rules on the use of credit reference data under the CCA regulations and the CONC. We are also subject to laws limiting the transfer of personal data from the European Economic Area to non-European Economic Area countries or territories. There are also strict rules on the instigation of electronic communications such as email, text message and telephone calls under the Privacy and Electronic Communications (EC Directive) Regulations 2003, which prohibit unsolicited direct marketing by electronic means without express consent, as well as the monitoring of devices.
The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the DPA may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.
Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.
We include arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings. We take the position that the arbitration provisions in our consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.
In addition, the US Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the CFPB’s proposed rule to prohibit pre-dispute arbitration clauses, if finalized, is likely to increase class action exposure and litigation expense. See “—The CFPB has proposed new rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.”
Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions, which would be costly and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We use marketing affiliates to assist us and the originating lender in obtaining new customers, and if such marketing affiliates do not comply with an increasing number of applicable laws and regulations, or if our ability to use such marketing affiliates is otherwise impaired, it could adversely affect our business.
We depend in part on marketing affiliates as a source of new customers for us and, with respect to the Elastic product, for the originating lender. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. As a result, the success of our business depends in part on the willingness and ability of marketing affiliates to provide us customer referrals at acceptable prices.
If regulatory oversight of marketing affiliates relationships is increased, through the implementation of new laws or regulations or the interpretation of existing laws or regulations, our ability to use marketing affiliates could be restricted or eliminated.
Marketing affiliates’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to marketing affiliates relationships or changes in the interpretation or implementation of such laws or regulations, could have an adverse effect on our business and could increase negative perceptions of our business and industry. Additionally, the use of marketing affiliates could subject us to additional regulatory cost and expense. If our ability to use marketing affiliates were to be impaired, our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK
The price of our common stock may be volatile and the value of your investment could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

➢
announcements of new products, services or technologies, relationships with strategic partners, acquisitions or of the termination of, or material changes to, material agreements or of other events by us or our competitors;

➢	changes in economic conditions;

➢	changes in prevailing interest rates;

➢	price and volume fluctuations in the overall stock market from time to time;

➢	significant volatility in the market price and trading volume of technology companies in general and of companies in the financial services industry;

➢	fluctuations in the trading volume of our shares or the size of our public float;

➢	actual or anticipated changes in our operating results or fluctuations in our operating results;

➢	quarterly fluctuations in demand for our loans;

➢	whether our operating results meet the expectations of securities analysts or investors;

➢	actual or anticipated changes in the expectations of investors or securities analysts;

➢	regulatory developments in the US, foreign countries or both and our ability to comply with applicable regulations;

➢	material litigation, including class action law suits;

➢	major catastrophic events;

➢	sales of large blocks of our stock;

➢	entry into, modification of or termination of a material agreement; or

➢	departures of key personnel or directors.

In addition, if the market for technology and financial services stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Subject to certain exceptions, as part of our IPO, we and all of our directors and officers and substantially all of our equity holders agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of UBS Securities LLC, Credit Suisse Securities (USA) LLC and Jefferies LLC for a period of 180 days from April 6, 2017. When the lock-up period expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, the holders of an aggregate of 14,098,519 shares of our common stock associated with the conversion of preferred shares, or their permitted transferees, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the NYSE listing standards and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act.”). Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenues-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of the completion of our IPO, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts should cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, pursuant to our financing agreement, we are prohibited from paying cash dividends without the prior consent of VPC. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:

➢	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

➢	permit only our Board of Directors to establish the number of directors and fill vacancies on the Board;

➢	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

➢	require two-thirds approval to amend some provisions in our restated certificate of incorporation and restated bylaws;

➢	authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan, or a “poison pill;”

➢	eliminate the ability of our stockholders to call special meetings of stockholders;

➢	prohibit stockholder action by written consent, which will require that all stockholder actions must be taken at a stockholder meeting;

➢	do not provide for cumulative voting; and

➢	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”) which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules and regulations Pursuant to Section 404, beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, our management will be required to report on, and, if we cease to be an emerging growth company our independent registered public accounting firm will have to attest to the effectiveness of, our internal control over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective if we fail to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may conclude that our internal controls over financial reporting are not effective. In the future, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards may be modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and may suffer adverse regulatory consequences or violations of listing standards. Any of the above could also result in a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

From January 1, 2017 through March 31, 2017, we issued to our directors, officers, employees, consultants, and other service providers an aggregate of 308,738 shares of our common stock at per share purchase prices ranging from $2.13 to $6.31 pursuant to exercises of stock options granted under our 2014 Stock Plan.

In January 2017, we granted an officer an aggregate of 111,177 stock options to be settled in shares of our common stock under our 2016 Stock Plan.

In January 2017, we granted to an employee an aggregate of 8,335 RSUs to be settled in shares of our common stock under our 2016 Stock Plan.

In February 2017, we granted to employees an aggregate of 12,496 RSUs to be settled in shares of our common stock under our 2005 Stock Plan.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On April 6, 2017, the Registration Statement for the IPO (File No. 333-207888) was declared effective by the SEC pursuant to which we sold an aggregate of 12,400,000 shares of common stock at a price of $6.50 per share to the public. In connection with the closing, the underwriters fully exercised their option to purchase an additional 1,860,000 shares. UBS Securities LLC, Credit Suisse Securities (USA) LLC and Jefferies LLC acted as joint book-running managers of the IPO and as representatives of the underwriters. The offering commenced as of April 6, 2017 and did not terminate before all of the securities registered in the Registration Statement were sold. On April 11, 2017, we closed the sale of such shares, resulting in net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions of approximately $6.0 million and other offering expenses of approximately $6.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We used approximately $14.9 million of the net proceeds to repay a portion of the outstanding amount under our convertible term notes, approximately $45.0 million of the net proceeds to pay down the ELCS Sub-debt Term Note, $25.0 million of the net proceeds to pay down the UK Term Note outstanding under the VPC Facility and the remainder, will be used for general corporate purposes, including to fund a portion of the loans made to our customers. We have broad discretion over the uses of the net proceeds that we do not use to repay indebtedness. Pending these uses, we intend to invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the US government. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 7, 2017 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit number	Description
3.1#	Second Amended and Restated Certificate of Incorporation (1)
3.2#	Amended and Restated Bylaws (1)
10.1#	Amendment to Financing Agreement, dated April 27, 2017, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent (2)
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
&
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 14, 2017
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 2, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	May 18, 2017	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 18, 2017	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)