Form 10-Q
period 2017-06-30
Elevate Credit, Inc.
filed 2017-08-11
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Yes	☒	No	☐
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2017
Common Shares, $0.0004 par value	41,693,473

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

➢	the availability of debt financing, funding sources and disruptions in credit markets;

➢	the intention to create an additional special purpose vehicle ("SPV") as another funding source for the Elastic line of credit product;

➢	the expectation that this additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds;

➢	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

➢	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

➢	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

➢	our expectations with respect to trends in our average portfolio effective annual percentage rate;

➢	our anticipated growth and growth strategies and our ability to effectively manage that growth;

➢	our anticipated expansion of relationships with strategic partners;

➢	customer demand for our product and our ability to rapidly scale our business in response to fluctuations in demand;

➢	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

➢	the ability of customers to repay loans;

➢	interest rates and origination fees on loans;

➢	the impact of competition in our industry and innovation by our competitors;

➢	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

➢	our reliance on third-party service providers;

➢	our access to the automated clearinghouse system;

➢	the efficacy of our marketing efforts and relationships with marketing affiliates;

➢	our anticipated direct marketing costs and spending;

➢	the evolution of technology affecting our products, services and markets;

➢	continued innovation of our analytics platform;

➢
our ability to prevent security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

➢	our ability to detect and filter fraudulent or incorrect information provided to us by our customers or by third parties;

➢	our ability to adequately protect our intellectual property;

➢	our compliance with applicable local, state, federal and foreign laws;

➢	our compliance with current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau;

➢	regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;

➢	public perception of our business and industry;

➢	the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;

➢	the anticipated effect on our business of natural or man-made catastrophes;

➢	the increased expenses and administrative workload associated with being a public company;

➢	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

➢	our liquidity and working capital requirements;

➢	the estimates and estimate methodologies used in preparing our consolidated financial statements;

➢	the utility of non-GAAP financial measures;

➢	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

➢	our anticipated development and release of certain products and applications and changes to certain products;

➢	our anticipated investing activity;

➢	trends anticipated to continue as our portfolio of loans matures; and

➢	expectations regarding our debt facilities, including:

•	our expectation that the $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date will be extended to a July 1, 2021 maturity date;

•	our expectation that the $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date will be extended to a February 1, 2021 maturity date; and

•
our expectation that our UK Term Note will be amended during the third quarter of 2017 to reduce the cost of funds from 16% to 14% effective January 1, 2018, extend the maturity to February 1, 2021 and denominate at least two-thirds of this UK Term Note in British pounds by January 1, 2018, thus minimizing the amount of foreign exchange translation exposure related to this debt facility.

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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share and per share amounts)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents*	$81,195	$53,574
Restricted cash	2,188	1,785
Loans receivable, net of allowance for loan losses of $66,030 and $77,451, respectively*	405,619	392,663
Prepaid expenses and other assets*	8,048	11,314
Receivable from CSO lenders	24,270	26,053
Receivable from payment processors*	20,184	19,105
Deferred tax assets, net	33,542	31,197
Property and equipment, net	19,759	16,159
Goodwill	16,027	16,027
Intangible assets, net	2,213	2,304
Total assets	$613,045	$570,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($70 and $21 payable to Think Finance at June 30, 2017 and December 31, 2016, respectively)*	$33,624	$31,390
State and other taxes payable	823	1,026
Deferred revenue	25,090	28,970
Notes payable, net*	448,935	493,478
Derivative liability	1,754	1,750
Total liabilities	510,226	556,614
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 and 0 authorized shares, respectively; None issued and outstanding at June 30, 2017 and December 31, 2016.	—	—
Common stock; $0.0004 par value; 300,000,000 and 41,676,750 authorized shares, respectively; 41,693,473 and 13,001,216 issued and outstanding, respectively	17	5
Convertible preferred stock; Series A, $0.001 par value; 0 and 2,957,059 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $22,850, respectively	—	3
Convertible preferred stock; Series B, $0.001 par value; 0 and 2,682,351 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $40,000, respectively	—	3
Accumulated other comprehensive income, net of tax benefit of $2,347 for both periods	1,181	1,087
Additional paid-in capital	169,954	88,854
Accumulated deficit	(68,333)	(76,385)
Total stockholders’ equity	102,819	13,567
Total liabilities and stockholders’ equity	$613,045	$570,181
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2017	2016	2017	2016
Revenues	$150,471	$126,780	$306,838	$257,502
Cost of sales:
Provision for loan losses	72,297	67,134	155,090	126,223
Direct marketing costs	19,592	17,683	30,080	27,289
Other cost of sales	4,425	4,323	8,533	7,906
Total cost of sales	96,314	89,140	193,703	161,418
Gross profit	54,157	37,640	113,135	96,084
Operating expenses:
Compensation and benefits	20,824	16,584	41,352	32,684
Professional services	8,851	7,415	16,427	14,664
Selling and marketing	2,142	2,887	4,620	5,392
Occupancy and equipment	3,519	2,818	6,776	5,553
Depreciation and amortization	2,393	2,873	5,001	5,506
Other	1,095	844	2,010	1,550
Total operating expenses	38,824	33,421	76,186	65,349
Operating income	15,333	4,219	36,949	30,735
Other income (expense):
Net interest expense	(18,095)	(14,208)	(37,341)	(27,708)
Foreign currency transaction gain (loss)	1,716	(3,373)	2,284	(4,731)
Non-operating income	2,646	—	2,513	—
Total other expense	(13,733)	(17,581)	(32,544)	(32,439)
Income (loss) before taxes	1,600	(13,362)	4,405	(1,704)
Income tax benefit	(1,420)	(5,866)	(283)	—
Net income (loss)	$3,020	$(7,496)	$4,688	$(1,704)

Basic earnings (loss) per share	$0.08	$(0.59)	$0.18	$(0.13)
Diluted earnings (loss) per share	$0.08	$(0.59)	$0.17	$(0.13)
Basic weighted average shares outstanding	38,541,965	12,800,795	25,841,408	12,798,957
Diluted weighted average shares outstanding	39,950,760	12,800,795	27,294,945	12,798,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,020	$(7,496)	$4,688	$(1,704)
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	171	414	94	539
Total other comprehensive income, net of tax	171	414	94	539
Total comprehensive income (loss)	$3,191	$(7,082)	$4,782	$(1,165)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2017 and 2016

(Dollars in thousands except share amounts)	Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015	12,796,856	5	2,957,059	$3	2,682,351	3	87,090	(54,012)	286	33,375
Stock-based compensation	—	—	—	—	—	—	413	—	—	413
Exercise of stock options	62,572	—	—	—	—	—	(408)	—	—	(408)
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	—	—
Comprehensive income:										—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	539	539
Net loss	—	—	—	—	—	—	—	(1,704)	—	(1,704)
Balances at June 30, 2016	12,859,428	$5	2,957,059	$3	2,682,351	$3	$87,095	$(55,716)	$825	$32,215

Balances at December 31, 2016	13,001,216	5	2,957,059	3	2,682,351	3	88,854	(76,385)	1,087	13,567
Stock-based compensation	—	—	—	—	—	—	2,787	—	—	2,787
Exercise of stock options	308,738	—	—	—	—	—	(2)	—	—	(2)
Tax benefit of equity issuance costs	—	—	—	—	—	—	(1,873)	—	—	(1,873)
Issuance of common stock	14,285,000	6	—	—	—	—	80,188	—	—	80,194
Conversion of preferred shares	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—
2.5-for-1 common stock split	8,459,109	—	—	—	—	—	—	—	—	—
Comprehensive loss:										—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	94	94
Cumulative effect of change in accounting	—						—	3,364	—	3,364
Net income	—	—	—	—	—	—	—	4,688	—	4,688
Balances at June 30, 2017	41,693,473	$17	—	$—	—	$—	$169,954	$(68,333)	$1,181	$102,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,688	$(1,704)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,001	5,506
Provision for loan losses	155,090	126,223
Stock-based compensation	2,787	413
Amortization of debt issuance costs	284	146
Amortization of loan premium	2,534	991
Amortization of convertible note discount	2,871	—
Deferred income tax expense, net	(854)	(279)
Unrealized (gain) loss from foreign currency transactions	(2,284)	4,731
Non-operating income	(2,513)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,891)	(4,689)
Reserve deposits	—	9,287
Receivables from payment processors	(799)	2,399
Receivables from CSO lenders	1,783	(5,657)
Interest receivable	(36,195)	(34,462)
State and other taxes payable	29	(377)
Deferred revenue	1,633	14,683
Accounts payable and accrued liabilities	2,939	1,151
Net cash provided by operating activities	135,103	118,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(508,514)	(391,604)
Principal collections and recoveries on loans receivable	371,806	270,167
Participation premium paid	(2,558)	(1,069)
Change in restricted cash	(405)	200
Purchases of property and equipment	(8,376)	(3,897)
Net cash used in investing activities	(148,047)	(126,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$40,500	$65,000
Payments of notes payable	(84,950)	—
Payment of capital lease obligations	(21)	(119)
Debt issuance costs paid	(730)	(140)
Equity issuance costs paid	(1,731)	(858)
Proceeds from issuance of stock	86,699	—
Proceeds from stock option exercises	765	16
Taxes paid related to net share settlement of equity awards	(422)	—
Net cash provided by financing activities	40,110	63,899
Effect of exchange rates on cash	455	(810)
Net increase in cash and cash equivalents	27,621	55,248
Cash and cash equivalents, beginning of period	53,574	29,050
Cash and cash equivalents, end of period	$81,195	84,298

Supplemental cash flow information:
Interest paid	$35,000	$27,120
Taxes paid	$382	$516

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$5,513	$728
Derivative debt discount on convertible term notes	$2,517	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$3,364	$—
Deferred IPO costs included in Additional paid-in capital	$6,708	$—
Tax benefit of equity issuance costs included in Additional paid-in capital	$1,873	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2017 and 2016

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 included in the Company’s registration statement on Form S-1 (File No. 333-207888), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission ("SEC") on April 6, 2017. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Initial Public Offering and Stock-Based Compensation
On April 11, 2017, the Company completed its initial public offering (“IPO”) in which it issued and sold 12,400,000 shares of common stock at a price of $6.50 per share to the public. In connection with the closing, the underwriters exercised their option to purchase in full for an additional 1,860,000 shares. On April 6, 2017, the Company's stock began trading on the New York Stock Exchange ("NYSE") under the symbol “ELVT.” The aggregate net proceeds received by the Company from the IPO, net of underwriting discounts and commissions and estimated offering expenses, were approximately $80.2 million.
Immediately prior to the closing of the IPO, all then outstanding shares of the Company's convertible preferred stock, were converted into 5,639,410 shares of common stock (or 14,098,519 shares of common stock after the 2.5 to 1 stock split described below). The related carrying value of shares of preferred stock, in the aggregate amount of approximately $6 thousand, was reclassified as common stock. Additionally, the Company amended and restated its certificate of incorporation, effective April 11, 2017 to, among other things, change the authorized number of shares of common stock to 300,000,000 and the authorized number of shares of preferred stock to 24,500,000, each with a par value of $0.0004 per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

Stock options granted to certain employees vest upon the satisfaction of the earlier of either a service condition or a liquidity condition. The service condition for these awards is generally satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as the completion of the IPO, which occurred on April 11, 2017. The satisfaction of this vesting condition accelerated the expense attribution period for those stock options, and the Company recognized a cumulative share-based compensation expense for the portion of those stock options that met the liquidity condition of $0.8 million.
Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of June 30, 2017:

•
Convertible Preferred Stock: In April 2017 as a result of the IPO, all then outstanding shares of the Company's convertible preferred stock (5,639,410) were converted on a one-to-one basis without additional consideration into an aggregate of 5,639,410 shares of common stock and, thereafter, into 14,098,519 shares of common stock after the application of the 2.5-for-1 forward stock split.

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

•
Stock-Based Compensation: The IPO and resulting stock split decreased the exercise price for stock options by two-and-a-half times per share, and reflected a two-and-a-half times increase in the number of stock options and restricted stock units ("RSUs") outstanding. The number of stock options and RSUs and per share common stock data in the accompanying unaudited condensed consolidated financial statements and related notes have been adjusted to reflect a 2.5-for-1 forward stock split for all periods presented.

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
Significant items subject to such estimates and assumptions include the valuation of the allowance for loan losses, goodwill, long-lived and intangible assets, deferred revenues, contingencies, the fair value of derivatives, the income tax provision, valuation of stock-based compensation and the valuation allowance against deferred tax assets. The Company bases its estimates on historical experience, current data and assumptions that are believed to be reasonable. Actual results in future periods could differ from those estimates.
Equity Issuance Costs
Costs incurred related to the Company's IPO were deferred and included in Prepaid expenses and other assets in the unaudited condensed consolidated financial statements, and were charged against the gross proceeds of the IPO (i.e., charged against additional paid-in capital in the accompanying unaudited condensed consolidated financial statements) as of the closing of the IPO on April 11, 2017. The balance of these equity issuance costs that were recorded against Additional paid-in capital in the unaudited Condensed Consolidated Balance Sheet at June 30, 2017 was approximately $6.7 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.4 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $690 thousand in earnings for the six months ended June 30, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

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

•	Prior periods have not been adjusted.
Accounting Standards to be Adopted in Future Periods
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The purpose of ASU 2017-09 is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. Under this new guidance, an entity should account for the effects of a modification unless all of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not currently expect that the adoption of ASU 2017-09 will have a material effect on its condensed consolidated financial statements.
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
For the three and six months ended June 30, 2017 and 2016

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
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
For the three and six months ended June 30, 2017 and 2016

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2017 and 2016.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted and vested unexercised stock options using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

The computation of earnings (loss) per share was as follows for three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except share and per share amounts)	2017	2016	2017	2016
Numerator (basic):
Net income (loss)	$3,020	$(7,496)	$4,688	$(1,704)

Numerator (diluted):
Net income (loss)	$3,020	$(7,496)	$4,688	$(1,704)
Tax-effected interest expense attributable to Convertible Term Notes	—	—	—	—
Net income (loss) assuming dilution	$3,020	$(7,496)	$4,688	$(1,704)

Denominator (basic):
Basic weighted average number of shares outstanding	38,541,965	12,800,795	25,841,408	12,798,957

Denominator (diluted):
Basic weighted average number of shares outstanding	38,541,965	12,800,795	25,841,408	12,798,957
Effect of potentially dilutive securities:
Convertible Preferred Stock	—	—	—	—
Employee stock plans (options and RSUs)	1,408,795	—	1,453,537	—
Convertible Term Notes	—	—	—	—
Diluted weighted average number of shares outstanding	39,950,760	12,800,795	27,294,945	12,798,957

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.59)	$0.18	$(0.13)
Diluted earnings (loss) per share	$0.08	$(0.59)	$0.17	$(0.13)

For the three months ended June 30, 2017 and 2016, the Company excluded 1.6 million and 3.9 million common shares issuable upon exercise of the Company's stock options and vesting of its RSUs, respectively, from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive. For the six months ended June 30, 2017 and 2016, the Company excluded 1.0 million and 3.9 million common shares issuable upon exercise of the Company's stock options and vesting of its RSUs, respectively, from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and six month periods ended June 30, 2017 and 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Finance charges	$91,870	$91,374
CSO fees	12,854	16,698
Lines of credit fees	43,808	18,302
Other	1,939	406
Total revenues	$150,471	$126,780

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Finance charges	$189,941	$187,617
CSO fees	28,864	35,169
Lines of credit fees	85,580	34,140
Other	2,453	576
Total revenues	$306,838	$257,502
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at June 30, 2017 and December 31, 2016. The following reflects the credit quality of the Company’s loans receivable as of June 30, 2017 and December 31, 2016 as delinquency status has been identified as the primary credit quality indicator. Loans are determined to be past due when they are one day past due without a payment. All impaired loans as of June 30, 2017 and December 31, 2016 have been charged off.

	June 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans	$224,624	$185,701	$410,325
Past due loans	42,917	16,414	59,331
Total loans receivable	267,541	202,115	469,656
Net unamortized loan premium	—	1,993	1,993
Less: Allowance for loan losses	(45,344)	(20,686)	(66,030)
Loans receivable, net	$222,197	$183,422	$405,619

	December 31, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans[1]	$235,794	$156,717	$392,511
Past due loans[1]	57,822	17,857	75,679
Total loans receivable	293,616	174,574	468,190
Net unamortized loan premium	—	1,924	1,924
Less: Allowance for loan losses	(58,062)	(19,389)	(77,451)
Loans receivable, net	$235,554	$157,109	$392,663

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

Total loans receivable includes approximately $21.9 million and $25.6 million of interest receivable at June 30, 2017 and December 31, 2016, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$53,276	$20,087	$73,363
Provision for loan losses	49,134	23,163	72,297
Charge-offs	(59,420)	(24,301)	(83,721)
Recoveries of prior charge-offs	5,752	1,737	7,489
Effect of changes in foreign currency rates	412	—	412
Total	49,154	20,686	69,840
Accrual for CSO lender owned loans	(3,810)	—	(3,810)
Balance end of period	$45,344	$20,686	$66,030

	Three Months Ended June 30, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$46,531	$9,061	$55,592
Provision for loan losses	56,543	10,591	67,134
Charge-offs	(55,931)	(9,681)	(65,612)
Recoveries of prior charge-offs	3,872	1,587	5,459
Effect of changes in foreign currency rates	(576)	—	(576)
Total	50,439	11,558	61,997
Accrual for CSO lender owned loans	(7,124)	—	(7,124)
Balance end of period	$43,315	$11,558	$54,873

	Six Months Ended June 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$62,987	$19,389	$82,376
Provision for loan losses	109,854	45,236	155,090
Charge-offs	(135,682)	(47,295)	(182,977)
Recoveries of prior charge-offs	11,461	3,356	14,817
Effect of changes in foreign currency rates	534	—	534
Total	49,154	20,686	69,840
Accrual for CSO lender owned loans	(3,810)	—	(3,810)
Balance end of period	$45,344	$20,686	$66,030

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

	Six Months Ended June 30, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$55,768	$10,016	$65,784
Provision for loan losses	108,487	17,736	126,223
Charge-offs	(122,512)	(17,781)	(140,293)
Recoveries of prior charge-offs	9,543	1,587	11,130
Effect of changes in foreign currency rates	(847)	—	(847)
Total	50,439	11,558	61,997
Accrual for CSO lender owned loans	(7,124)	—	(7,124)
Balance end of period	$43,315	$11,558	$54,873

As of June 30, 2017 and December 31, 2016, respectively, estimated losses of approximately $3.8 million and $4.9 million for the CSO owned loans receivable guaranteed by the Company of approximately $33.6 million and $40.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

NOTE 4—VARIABLE INTEREST ENTITY

The Company is involved with three entities that are deemed to be a VIE Elastic SPV, Ltd. and two CSO lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$20,909	$15,096
Loans receivable, net of allowance for loan losses of $20,686 and $19,389, respectively	183,422	157,109
Prepaid expenses and other assets ($0 and $52, respectively, eliminates upon consolidation)	—	52
Receivable from payment processors	8,307	7,351
Total assets	$212,638	$179,608
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued liabilities ($5,179 and $4,856, respectively, eliminates upon consolidation)[1]	$16,307	$12,580
Reserve deposit liability ($25,650 and $21,825, respectively, eliminates upon consolidation)	25,650	21,825
Notes payable, net	170,681	145,203
Members' equity	—	—
Total liabilities and members’ equity	$212,638	$179,608

1.
As previously discussed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, in the course of preparing its condensed consolidated financial statements as of and for the three months ended March 31, 2017, the Company identified a disclosure error related to the amount of accounts payable and accrued liabilities that was eliminated upon consolidation at December 31, 2016 associated with credit default premiums. The actual amount eliminated at December 31, 2016 was $4.9 million as opposed to $1.1 million that was previously disclosed in the consolidated financial statements of the Company included in the Registration Statement. The Company has determined that the error was not material to its consolidated financial statements and the correction of this error resulted in a revision to the amount disclosed only and had no impact on accounts payable and accrued liabilities in the Company's Consolidated Balance Sheet at December 31, 2016.

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
For the three and six months ended June 30, 2017 and 2016

NOTE 5—NOTES PAYABLE
The Company has two debt facilities with VPC. The Rise SPV, LLC ("RSPV," a subsidiary of the Company) credit facility (the "VPC Facility") and the ESPV Facility.
VPC Facility
On January 30, 2014, RSPV entered into an agreement with VPC providing a credit facility with a maximum borrowing amount of $250 million. On May 20, 2015, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $335 million to RSPV, ECI and Elevate Credit Service, LLC ("ELCS"), all subsidiaries of the Company. On February 11, 2016, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $345 million to RSPV, ECI and ELCS. On June 30, 2016, the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $395 million to RSPV, ECI and ELCS. On January 5, 2017, the VPC Facility was amended to extend the required draw-down date of the $15 million remaining undrawn principal on the Convertible Term Notes from December 31, 2016 to January 5, 2017. On February 1, 2017, the VPC Facility was amended to increase the maximum borrowing on the US Term Note from $250 million to $350 million, lower the interest rate on the US Term Note to a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%, extend the maturity date for the US Term Note to February 1, 2021, excluding $75 million currently outstanding under the note which is subject to an August 13, 2018 maturity date, and permanently reduce the book value of equity covenant from $10 million to $5 million.
This facility provides the following term notes at June 30, 2017:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at June 30, 2017 and December 31, 2016 was 12.30% and 14.94%, respectively.

•
A maximum borrowing amount of $25 million and $50 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the UK Sunny loan portfolio (“UK Term Note”) as of June 30, 2017 and December 31, 2016. The blended interest rate at June 30, 2017 and December 31, 2016 was 17.30% and 16.93%, respectively.

•
A maximum borrowing amount of $0 million and $45 million at a base rate (defined as the 3-month LIBOR rate) plus 18% used to fund working capital (“ELCS Sub-debt Term Note”) as of June 30, 2017 and December 31, 2016, respectively. In April 2017, the Company paid down the entire $45 million using proceeds from the IPO. The blended interest rate at December 31, 2016 was 18.93%. The outstanding balance of this note was $0 million as of June 30, 2017.

•
A maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17% (“4th Tranche Term Note”). The blended interest rate at June 30, 2017 and December 31, 2016 was 18.30% and 18.00%, respectively.

•
A maximum borrowing amount of $10 million and $25 million as of June 30, 2017 and December 31, 2016, respectively, bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The blended interest rate at June 30, 2017 and December 31, 2016 was 10.30% and 10.00%, respectively.

The US Term Note has a maturity date of February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. The Company expects the $75 million will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date as well. All other notes have a maturity date of January 30, 2018. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2017 and December 31, 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

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

The Company took an initial draw on the Convertible Term Notes of $10 million in October 2016 and a subsequent draw of $15 million in January 2017. A debt discount and derivative liability of $4.2 million was recognized upon the respective draws on the Convertible Term Notes. The weighted average effective interest rate associated with the debt discount was approximately 27%.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into that number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert; however, VPC purchased 2.3 million shares in the offering at the IPO price, and the Company used the proceeds from that purchase, approximately $14.9 million, to reduce an equivalent amount of indebtedness under the Convertible Term Notes. Accordingly, the Company released $2.0 million of the debt discount associated with this repayment into Net interest expense on the Condensed Consolidated Income Statement.

Additionally, upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes are no longer convertible in whole or in part into shares of the Company's common stock. Furthermore, VPC agreed to waive approximately $3 million of the Redemption Premium Feature associated with the $14.9 million of Convertible Term Notes the Company repaid. The remaining fair value of the derivative recognized by the Company relates to the Redemption Premium Feature. See Note 8—Fair Value Measurements for additional information.

ESPV Facility

On July 13, 2015, ESPV entered into an agreement with VPC, providing a credit facility with a maximum borrowing amount of $50 million (the “ESPV Facility”). On October 21, 2015, the ESPV Facility was amended, providing a credit facility with a maximum borrowing amount of $100 million. On July 14, 2016, the ESPV Facility was further amended, increasing the credit facility to a maximum borrowing amount of $150 million. Interest is charged at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million and plus 13.5% for any amounts in excess of $100 million.

On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019, and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for a portion of the ESPV Facility to July 1, 2021, excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. The Company expects this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date as well. The ESPV Facility is used to purchase loan participations from the third party bank partner. The blended interest rate at June 30, 2017 and December 31, 2016 was 14.12% and 13.81%, respectively.
There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of June 30, 2017 and December 31, 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

VPC and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
US Term Note bearing interest at 3-month LIBOR +11% (2017) + 13-15% (2016)	$222,000	$222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	22,800	47,800
ELCS Sub-debt Term Note bearing interest at 3-month LIBOR + 18%	—	45,000
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	10,050	10,000
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	171,000	145,500
Debt discount and issuance costs	(1,915)	(1,822)
Total	$448,935	$493,478

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of June 30, 2017 are as follows:

Year (dollars in thousands)	June 30, 2017
Remainder of 2017	$—
2018	181,850
2019	—
2020	—
2021	269,000
Total	$450,850

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at June 30, 2017 and December 31, 2016 was approximately $16 million. There were no changes to goodwill during the six months ended June 30, 2017. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.6 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of June 30, 2017, is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,871)	1,533
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(2,943)	$2,213

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

The carrying value of acquired intangible assets as of December 31, 2016, is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,780)	1,624
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(2,852)	$2,304
Total amortization expense recognized for the three and six months ended June 30, 2017 and 2016 was approximately $46 thousand and $91 thousand for both periods, respectively. The weighted average remaining amortization period for the intangible assets was 8.5 years at June 30, 2017.
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
Stock-based compensation expense recognized for the three months ended June 30, 2017 and 2016 totaled approximately $2.1 million and $0.2 million, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2017 and 2016 totaled approximately $2.8 million and $0.4 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved for issuance under the 2016 Plan 6,312,184 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it becomes effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2017, the total number of shares available for future grants under the 2016 Plan was 369,427 shares.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

2014 Equity Incentive Plan
The Company adopted the 2014 Plan on May 1, 2014. The 2014 Plan permitted the grant of incentive stock options, nonstatutory stock options, and restricted stock. On April 27, 2017 the Company's Board of Directors terminated the 2014 Plan as to future awards and confirmed that underlying shares corresponding to awards under the 2014 Plan that were outstanding at the time the 2016 Plan became effective, that are forfeited, terminated or expire, will become available for issuance under the 2016 Plan.
In conjunction with the 2016 and 2014 Plans, as of June 30, 2017, the Company had granted stock options and RSUs which are described in more detail below.
Stock Options
Stock options are awarded to encourage ownership of the Company's common stock by key employees and to provide increased incentive for key employees to render services and to exert maximum effort for the success of the Company. Certain of the Company's stock options permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the Compensation Committee. The Company's stock options generally have a 10-year contractual term and vest over a 4-year period from the grant date.
During the six months ended June 30, 2017, the Company granted 111,177 incentive stock options with a weighted average exercise price of $8.08 per share and a weighted average fair value of $2.88 per share. These options have a contractual term of 10 years and vest 25% on the first anniversary of the effective date and 2.083% each month thereafter until full vesting on the fourth anniversary of the effective date, with vesting accelerated upon the completion of the IPO for certain grants (see Note 1 Basis of Presentation and Accounting Changes Initial Public Offering and Stock-Based Compensation).
A summary of stock option activity as of and for the six months ended June 30, 2017 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	3,501,412	$4.18
Granted	111,177	8.08
Exercised(1)	(419,915)	2.14
Forfeited	(67,002)	5.89
Outstanding at June 30, 2017	3,125,672	4.57	5.92
Options exercisable at June 30, 2017	2,742,174	$4.21	5.60

(1)
During the six months ended June 30, 2017, certain exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 111,177 shares which had a value equivalent to the aggregate exercise price of approximately $476 thousand plus the employees' minimum statutory obligation of approximately $422 thousand for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld was based on the fair market value of our common stock on their exercise date as determined by the Company. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise have been issued.

At June 30, 2017, there was approximately $0.8 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of options exercised for the six months ended June 30, 2017 was $2.5 million.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

The weighted-average grant-date fair value for RSUs granted during the six months ended June 30, 2017 was $7.49. These RSUs have a contractual term of 10 years and vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2017 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	425,260	$8.12
Granted	2,404,709	7.49
Vested	—	—
Forfeited	(12,884)	7.76
Nonvested at June 30, 2017	2,817,085	$7.58
At June 30, 2017, there was approximately $14.0 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 3.5 years. No RSUs vested during the six months ended June 30, 2017, and, as such, the total vest-date fair value of RSUs vested for the six months ended June 30, 2017 was $0.
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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2017 and 2016, there were no significant transfers between levels.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

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
Financial Assets and Liabilities Not Measured at Fair Value
The Company has evaluated Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors and Accounts payable and accrued expenses, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable approximates the fair value. The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).
Fair Value Measurements on a Recurring Basis

Upon the initial $10 million draw on the Convertible Term Notes in October 2016, a derivative liability of approximately $1.7 million was recorded at fair value and was included as debt discount in Notes Payable and as a Derivative Liability on the Condensed Consolidated Balance Sheets at December 31, 2016. Upon the $15 million draw on the Convertible Term Notes in January 2017, an additional derivative liability of approximately $2.5 million was recorded at fair value and was included as a debt discount in Notes Payable and as a Derivative Liability. This liability is considered to be Level 3 in accordance with ASC 820-10 and is measured at fair value on a recurring basis. See Note 5 - Notes Payable for additional information.

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into a number of shares of the Company's common stock determined by the outstanding principal balance of, and accrued, but unpaid interest on, the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert, and an unpaid balance on the Convertible Term Notes remained outstanding after the IPO. Upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes are no longer convertible in whole or part into shares of the Company's common stock; as a result, the share-settlement ceased to be an embedded derivative feature requiring separate recognition and disclosure. However, a pro-rata portion of the Redemption Premium Feature to be paid upon the cash redemption at maturity, or upon a redemption caused by certain events of default, remains an embedded derivative feature that the Company will be required to assess and recognize as a derivative liability. See Note 5—Notes Payable for additional information.

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The change in the Derivative liability for the three and six months ended June 30, 2017 are shown in the following table:

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2016	$1,750
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	2,517
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	133
Balance, March 31, 2017	$4,400

Reduction of derivative due to $14.9 million repayment of the underlying Convertible Term Note (Non-Operating expense in the Condensed Consolidated Income Statements)	(2,746)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	100
Balance, June 30, 2017	$1,754

The Convertible Term Notes and the Derivative liability were not outstanding at June 30, 2016.

The Company’s derivative liability associated with its Convertible Term Notes is measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations are highly subjective and subject to interpretation and include inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors prior to the IPO include (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes will be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder will opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate is based on the three-month LIBOR rate. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs could result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes are as follows:

	June 30, 2017	December 31, 2016
Expected life (months)	7	6-13
Conversion discount percentage	N/A	20%
Floating rate	10.30% - 10.49%	10.00% - 10.62%
Risk-free rate	1.20%	0.92%
Market yield	23.64%	23.86%
Non-marketability discount	N/A	9%
Non-marketability discount volatility	N/A	53.9%

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

NOTE 9—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2017 and 2016 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Current income tax expense:
Federal	$12	$(7)	$155	$122
State	181	32	416	157
Total current income tax expense	193	25	571	279

Deferred income tax expense (benefit):
Federal	(711)	(5,424)	565	(255)
State	(98)	(467)	75	(24)
Stock options	—	—	(690)	—
Deductible IPO costs	(804)	—	(804)	—
Total deferred income tax benefit	(1,613)	(5,891)	(854)	(279)

Total income tax benefit	$(1,420)	$(5,866)	$(283)	$—

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.
The Company’s US effective tax rates for the six months ended June 30, 2017 and 2016, adjusted for discrete items, were 51% and 0%, respectively. For the six months ended June 30, 2017, the Company’s US effective tax rate differed from the standard corporate federal income tax rate of 35% primarily due to its corporate state tax obligations in the states where it has lending activities and its permanent non-deductible items. The Company's US cash effective tax rate was approximately 9%.
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for both the domestic and foreign deferred tax assets, net.

US deferred tax assets, net
At June 30, 2017 and December 31, 2016, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at June 30, 2017 and December 31, 2016 was approximately $28.6 million. The NOL carryforward expires beginning in 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

➢
The Company had taxable income for the six months ended June 30, 2017. For 2017, the Company is forecasting US taxable income as it continues to scale its business and generate even greater operating income.

➢
The 2017 forecast used to determine the realizability of the deferred tax assets did not consider the completion of the IPO and was projecting US taxable income for 2017. Proceeds received as a result of the IPO were used to pay down debt resulting in a reduction in interest expense. This resulted in increased US taxable income in which the Company plans to utilize a majority of the NOL in 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

➢
In 2016, the Company continued to grow its operating income (from $9 million in 2015 to $48 million in 2016). If the Company had not postponed its IPO in early January 2016 due to market conditions, the Company would have had US taxable income in 2016 and begun utilizing its NOL (in 2016 the Company also planned to use the IPO proceeds to pay down debt and reduce interest expense).

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
UK deferred tax assets, net
At June 30, 2017 and December 31, 2016, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on an annual basis, and, as a result, there have been no changes as of June 30, 2017. Regardless of the deferred tax valuation allowance recognized at June 30, 2017 and December 31, 2016, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $31.5 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $31.5 million at June 30, 2017 and December 31, 2016 can be carried forward indefinitely.

NOTE 10—COMMITMENTS, CONTINGENCIES AND GUARANTEES
Contingencies
Currently and from time to time, the Company may become a defendant in various legal and regulatory actions. While the Company cannot determine the ultimate outcome of these actions, it believes their resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.
The Company is cooperating with the Consumer Financial Protection Bureau (the “CFPB”) related to a civil investigative demand (“CID”) received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. The CFPB has not made any specific allegation of violation(s) of law or initiated litigation in connection with the CID as of this date.

Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $140.0 million and $110.7 million in available and unfunded credit lines at June 30, 2017 and December 31, 2016, respectively. In May 2017, the Rise product began offering lines of credit to consumers in Kansas and had approximately $0.2 million and $0 at June 30, 2017 and December 31, 2016, respectively, in available and unfunded credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a 7 year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At June 30, 2017 and December 31, 2016, the Company had $500 thousand and $0, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
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
The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Revenues
United States	$125,566	$103,925	$257,086	$211,197
United Kingdom	24,905	22,855	49,752	46,305
Total	$150,471	$126,780	$306,838	$257,502

	June 30, 2017	December 31, 2016
Long-lived assets
United States	$25,880	$23,141
United Kingdom	12,119	11,349
Total	$37,999	$34,490

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2017 and 2016

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2017 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $214 thousand and $461 thousand for the three months ended June 30, 2017 and 2016, respectively. Rent and utility payments made to Think Finance for office space were approximately $459 thousand and $930 thousand for the six months ended June 30, 2017 and 2016, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Statements of Operations. Total payments for equipment were approximately $0 and $112 thousand for the three months ended June 30, 2017 and 2016, respectively. Payments for equipment were approximately $42 thousand and $174 thousand for the six months ended June 30, 2017 and 2016, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Statements of Operations.
At June 30, 2017 and December 31, 2016, the Company had approximately $70 thousand and $21 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
Expenses related to board of director fees, travel reimbursements, stock compensation, and a consulting arrangement with a related party for the three and six months ended June 30, 2017 and 2016 are included in Professional services within the Condensed Consolidated Statement of Operations and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Fees and travel expenses	$120	$56
Stock compensation	235	12
Consulting	75	75
Total board related expenses	$430	$143

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Fees and travel expenses	$246	$150
Stock compensation	328	21
Consulting	150	153
Total board related expenses	$724	$324
In addition to amounts due to Think Finance as disclosed above, at June 30, 2017 and December 31, 2016, the Company had approximately $144 thousand and $25 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there has been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
The Company made draws on the ESPV Facility of $21 million subsequent to June 30, 2017.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving approximately 1.7 million customers with $4.5 billion in credit. Our current online credit products, Rise, Elastic and Sunny, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We earn revenues on the Rise and Sunny installment loans and on the Elastic lines of credit. For all three products, our revenues, which primarily consist of finance charges, are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and loans originated by Republic Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through June 30, 2017, Rise, Elastic and Sunny, together, have provided approximately $3.0 billion in credit to approximately 904 thousand customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2016 grew 34% compared to revenues for 2015 and revenues for the six months ended June 30, 2017 grew 19% compared to the six months ended June 30, 2016. Our combined loan principal balances grew 29% from $373.7 million as of June 30, 2016 to $481.1 million as of June 30, 2017. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available. On August 15, 2014, the original amount of $250 million for the VPC Facility was amended, providing a credit facility with a maximum total borrowing amount of $315 million and further amended on May 20, 2015 to $335 million, on February 11, 2016 to $345 million, on June 30, 2016 to $395 million and on February 1, 2017 to $495 million. Subsequent to February 1, 2017, we made draws and paid down portion of the facilities which reduced the maximum borrowing capacity at June 30, 2017 to $410.1 million. See “—Liquidity and Capital Resources—Debt facilities.”

The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. We purchased these loan participations ourselves through June 30, 2015 and thus earned 90% of the revenues and incurred 90% of the losses associated with the Elastic product through that date. Due to the significant growth in Elastic, commencing July 1, 2015, a new structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate $50 million financing facility, (the “ESPV Facility”), which was finalized on July 13, 2015.
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

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $23.7 million, or 19%, from $126.8 million for the three months ended June 30, 2016 to $150.5 million for the three months ended June 30, 2017.  For the six months ended June 30, 2017, our total revenues increased 19% as compared to the same prior year period, increasing from $257.5 million to $306.8 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

•
Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have continued to maintain stable credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

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

Revenue growth

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue growth metrics (dollars in thousands, except as noted)	2017	2016	2017	2016
Revenues	$150,471	$126,780	$306,838	$257,502
Period-over-period revenue growth	19%	39%	19%	42%
Ending combined loans receivable – principal(1)	481,059	373,693	481,059	373,693
Average combined loans receivable – principal(1)(2)	454,476	342,706	459,815	343,162
Total combined loans originated – principal	303,915	263,885	556,324	452,625
Average customer loan balance (in dollars)(3)	1,666	1,613	1,666	1,613
Number of new customer loans	66,482	68,552	119,443	109,247
Number of loans outstanding	286,337	231,120	286,337	231,120
Customer acquisition costs (in dollars)	294	258	252	250
Effective APR of combined loan portfolio	131%	148%	133%	151%
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

Revenues.    Our revenues are composed of finance charges, CSO acquisition fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), finance charges on Sunny installment loans and revenues earned on the Elastic lines of credit. See “—Components of our Results of Operations—Revenues.”
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

The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	99,885	94,163	194,048	75,691	269,739
New customer loans originated	23,567	24,179	47,746	18,736	66,482
Former customer loans originated	19,235	—	19,235	—	19,235
Attrition	(37,378)	(11,605)	(48,983)	(20,136)	(69,119)
Ending number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
Customer acquisition cost	$400	$176	$287	$315	$294
Average customer loan balance	$2,311	$1,823	$2,066	$524	$1,666

	Three Months Ended June 30, 2016
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	100,471	38,508	138,979	62,097	201,076
New customer loans originated	29,228	20,618	49,846	18,706	68,552
Former customer loans originated	25,504	43	25,547	—	25,547
Attrition	(43,709)	(5,055)	(48,764)	(15,291)	(64,055)
Ending number of combined loans outstanding	111,494	54,114	165,608	65,512	231,120
Customer acquisition cost	$293	$144	$231	$330	$258
Average customer loan balance	$2,114	$1,888	$2,040	$546	$1,613
_________

(1)	Represents loan activity attributable to Rise for the periods ended June 30, 2017 and 2016.

(2)	Represents loan activity attributable to Elastic for the periods ended June 30, 2017 and 2016.

(3)	Represents loan activity attributable to Sunny for the periods ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	35,932	44,650	80,582	38,861	119,443
Former customer loans originated	33,638	—	33,638	—	33,638
Attrition	(86,257)	(27,066)	(113,323)	(42,614)	(155,937)
Ending number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
Customer acquisition cost	$368	$164	$255	$246	$252
Average customer loan balance	$2,311	$1,823	$2,066	$524	$1,666

	Six Months Ended June 30, 2016
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	118,222	36,487	154,709	68,014	222,723
New customer loans originated	45,963	28,410	74,373	34,874	109,247
Former customer loans originated	42,879	88	42,967	—	42,967
Attrition	(95,570)	(10,871)	(106,441)	(37,376)	(143,817)
Ending number of combined loans outstanding	111,494	54,114	165,608	65,512	231,120
Customer acquisition cost	$286	$150	$234	$281	$250
Average customer loan balance	$2,114	$1,888	$2,040	$546	$1,613
_________

(1)	Represents loan activity attributable to Rise for the periods ended June 30, 2017 and 2016.

(2)	Represents loan activity attributable to Elastic for the periods ended June 30, 2017 and 2016.

(3)	Represents loan activity attributable to Sunny for the periods ended June 30, 2017 and 2016.
Recent trends.    Our revenues for the three months ended June 30, 2017 totaled $150.5 million, up 19% versus the three months ended June 30, 2016. Our revenues for the six months ended June 30, 2017 totaled $306.8 million, up 19% versus the six months ended June 30, 2016. This growth in revenues was driven by a 33% and 34% increase in our average combined loans receivable - principal balance for the three and six month periods, respectively, as we continued to expand our customer base, with customer loans outstanding increasing 24% over the prior year amount. In particular our Elastic line of credit product has nearly twice as many customer loans outstanding as compared to a year ago.

The growth in loan balances drove the increase in revenues for the three months ended June 30, 2017, offset in part by a decrease in the average APR on the loan portfolio, which declined to 131% during the three months ended June 30, 2017 from 148% during the prior year period. In addition, a similar trend took place for the six months ended June 30, 2017 with APR declining to 133% during the six months ended June 30, 2017 from 151% during the six months ended June 30, 2016. This decrease in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 97% during the three and six months ended June 30, 2017 compared to Rise, which has an average effective APR of approximately 139% and 143% during the three and six months ended June 30, 2017, respectively, contributing to the overall reduction in the consolidated APR. In addition, 2017 loan growth in Rise has primarily occurred in lower APR states such as Georgia and Illinois, which have effective APR rate caps of 60% and 99%, respectively, thus reducing the average Rise APR. While this has slowed the growth in Rise revenue, it has resulted in better credit quality in the Rise loan portfolio and a reduction in loan loss provision. Further, as the loan portfolios for Rise and Sunny installment loans continue to mature, their respective average APR will also continue to drop. See “Risk Factors—Risks Related to Our Business and Industry—Our recent growth rate may not be indicative of our ability to continue to grow, if at all, in the future.”
As discussed above, our customer acquisition is seasonal in nature and we typically do not acquire a lot of customers during the first quarter of each fiscal year. Our CAC during the second quarter was at the high end of our targeted range due to TV marketing for both the Rise and Sunny products, which had fewer than expected new customer loans from TV marketing and a higher CAC. We expect both the Rise and Sunny CAC for the third quarter of 2017 to return to a more normalized level within the $250 to $300 range as we continue to fine tune the TV and other marketing channels. Further, we believe our CAC in future quarters will remain within our targeted range of $250 to $300 as we ramp up our customer acquisition marketing efforts in the third quarter of 2017. The average customer loan balance also increased 3% from the three and six months ended June 30, 2017 compared to the prior year periods, totaling approximately $1,666. We expect this trend in average customer loan balance to continue as our loan portfolio continues to grow and mature with more existing and repeat customers, who typically have higher loan amounts.

Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands)	2017	2016	2017	2016
Net charge-offs(1)	$76,232	$60,153	$168,160	$129,163
Additional provision for loan losses(1)	(3,935)	6,981	(13,070)	(2,940)
Provision for loan losses	$72,297	$67,134	$155,090	$126,223
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	11%	12%	11%	12%
Net charge-offs as a percentage of revenues(1)	51%	47%	55%	50%
Total provision for loan losses as a percentage of revenues	48%	53%	51%	49%
Combined loan loss reserve(3)	$69,840	$61,997	$69,840	$61,997
Combined loan loss reserve as a percentage of combined loans receivable(3)	14%	16%	14%	16%
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

In reviewing the credit quality of our loan portfolio, we break out our total provision for loan losses that is presented on our income statement under GAAP into two separate items—net charge-offs and additional provision for loan losses. Net charge-offs are indicative of the credit quality of our underlying portfolio, while additional provision for loan losses is subject to more fluctuation based on loan portfolio growth, recent credit quality trends and the effect of normal seasonality on our business. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.

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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise (for non-CSO and CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, we have historically seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 14% and 24% depending on the overall mix of new, former and past due customer loans.

Recent trends.    For the three and six months ended June 30, 2017, net charge-offs as a percentage of revenues was 51% and 55%, respectively. In balancing the growth, mix and credit quality of our loan portfolio, we aim to manage this ratio between 45% and 55% on an annual basis. Our historical range of net charge-offs as a percentage of revenues is generally from 42% to 59%. The net charge-offs as a percentage of revenues for the six months ended June 30, 2017 was at the high end of our historical range, primarily due to an increase in losses associated with Rise installment loans that were originated during the fourth quarter of 2016 associated with the rollout of a new credit score. Many of the Rise loans that charged off in the first quarter of 2017 were past due at December 31, 2016 and had significant loan loss reserves at that time. As a result, total loan loss provision for the three and six months ended June 30, 2017 was only 51% and 48% of revenues, respectively, which was within our targeted range of 45% to 55%.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14% as of June 30, 2017 and 16% as of December 31, 2016 and June 30, 2016 reflecting continued stable credit quality within our loan portfolio.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through June 30, 2017 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range.

Cumulative loss rates by loan vintage
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2014
2013
2015
2016
2017
2013 2014 2015 2016 2017

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2017	2016	2017	2016

Revenues	$150,471	$126,780	$306,838	$257,502
Net charge-offs(1)	(76,232)	(60,153)	(168,160)	(129,163)
Additional provision for loan losses(1)	3,935	(6,981)	13,070	2,940
Direct marketing costs	(19,592)	(17,683)	(30,080)	(27,289)
Other cost of sales	(4,425)	(4,323)	(8,533)	(7,906)
Gross profit	54,157	37,640	113,135	96,084
Operating expenses	(38,824)	(33,421)	(76,186)	(65,349)
Operating income	$15,333	$4,219	$36,949	$30,735
As a percentage of revenues:
Net charge-offs	51%	47%	55%	50%
Additional provision for loan losses	(3)	6	(4)	(1)
Direct marketing costs	13	14	10	11
Other cost of sales	3	3	3	3
Gross margin	36	30	37	37
Operating expenses	26	26	25	25
Operating margin	10%	3%	12%	12%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to increase as we continue to scale our business.
Recent operating margin trends.    For the three months ended June 30, 2017, our operating margin was 10%, which was a significant increase from 3% in the prior year period. For the six months ended June 30, 2017 our operating margin was 12%, which was flat as compared to the prior year period.
Direct marketing costs for the three months ended June 30, 2017 decreased slightly to 13% from 14% in the prior year period. Direct marketing costs also decreased slightly to 10% of revenues for the six months ended June 30, 2017 compared to 11% for the six months ended June 30, 2016. Direct marketing expense increased $1.9 million for the three months ended June 30, 2017 as compared to the prior year period. For the second quarter of 2017, our CAC increased to $294, the high end of our targeted range, as a result of TV marketing for both the Rise and Sunny products, where we had fewer than expected new customer loans from TV marketing and higher CAC. Direct marketing expense increased for the six months ended June 30, 2017 as the number of new customer loans was up 9% compared to the first six months of 2016 in addition to the CAC increasing to $252 from $250 during those respective periods. We expect the CAC to remain within our targeted range of $250 - $300 as we continue to fine tune our TV and other marketing channels.
Although operating expenses were up $5.4 million and $10.8 million for the three and six months ended June 30, 2017 as compared to the prior year periods, operating expenses as a percentage of revenue stayed flat at 26% and 25% for the three and six months ended June 30, 2017, respectively. As we continue to further scale our business, we believe our operating expenses as a percentage of revenues should continue to decline to approximately 20% of revenues.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund our loans;

•	Stock-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Income taxes; and

•	Fair value gains and losses included in non-operating income (expenses).
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income	$3,020	$(7,496)	$4,688	$(1,704)
Adjustments:
Net interest expense	18,095	14,208	37,341	27,708
Stock-based compensation	2,085	247	2,787	413
Foreign currency transaction (gains) losses	(1,716)	3,373	(2,284)	4,731
Depreciation and amortization	2,393	2,873	5,001	5,506
Income tax expense	(1,420)	(5,866)	(283)	—
Non-operating income	(2,646)	—	(2,513)	—
Adjusted EBITDA	$19,811	$7,339	$44,737	$36,654

Adjusted EBITDA margin	13%	6%	15%	14%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016

Net cash provided by operating activities(1)	$135,103	$118,362
Adjustments:
Net charge-offs – combined principal loans	(133,591)	(93,248)
Capital expenditures	(8,376)	(3,897)
FCF	$(6,864)	$21,217
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016

Net charge-offs	$76,232	$60,153	$168,160	$129,163
Additional provision for loan losses	(3,935)	6,981	(13,070)	(2,940)
Provision for loan losses	$72,297	$67,134	$155,090	$126,223
Combined loan information
The Elastic line of credit product is originated by a third party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all of the loans originated and sells a 90% loan participation in the Elastic lines of credit to a third party SPV, Elastic SPV, Ltd. Elevate is required to consolidate Elastic SPV, Ltd. as a variable interest entity under GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 90% of Elastic lines of credit originated by Republic Bank and sold to Elastic SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2016			2017
(dollars in thousands)	March 31	June 30	December 31	March 31	June 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$254,607	$293,375	$380,062	$363,336	$398,719
Loans receivable – principal, past due, company owned	35,407	42,659	64,422	52,415	51,064
Loans receivable – principal, total, company owned	290,014	336,034	444,484	415,751	449,783
Loans receivable – finance charges, company owned	19,045	20,093	25,630	21,359	21,866
Loans receivable – company owned	309,059	356,127	470,114	437,110	471,649
Allowance for loan losses on loans receivable, company owned	(51,296)	(54,873)	(77,451)	(69,798)	(66,030)
Loans receivable, net, company owned	$257,763	$301,254	$392,663	$367,312	$405,619
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$28,556	$34,748	$33,637	$26,888	$29,107
Loans receivable – principal, past due, guaranteed by company	2,112	2,911	3,089	1,910	2,169
Loans receivable – principal, total, guaranteed by company(1)	30,668	37,659	36,726	28,798	31,276
Loans receivable – finance charges, guaranteed by company(2)	1,541	1,626	3,772	2,754	2,365
Loans receivable – guaranteed by company	32,209	39,285	40,498	31,552	33,641
Liability for losses on loans receivable, guaranteed by company	(4,296)	(7,124)	(4,925)	(3,565)	(3,810)
Loans receivable, net, guaranteed by company(3)	$27,913	$32,161	$35,573	$27,987	$29,831
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$283,163	$328,957	$413,699	$390,224	$427,826
Combined loans receivable – principal, past due	37,519	44,736	67,511	54,325	53,233
Combined loans receivable – principal	320,682	373,693	481,210	444,549	481,059
Combined loans receivable – finance charges	20,586	21,719	29,402	24,113	24,231
Combined loans receivable	$341,268	$395,412	$510,612	$468,662	$505,290

	2016			2017
(dollars in thousands)	March 31	June 30	December 31	March 31	June 30

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(51,296)	$(54,873)	$(77,451)	$(69,798)	$(66,030)
Liability for losses on loans receivable, guaranteed by company	(4,296)	(7,124)	(4,925)	(3,565)	(3,810)
Combined loan loss reserve	$(55,592)	$(61,997)	$(82,376)	$(73,363)	$(69,840)
Combined loans receivable – principal, past due(3)	$37,519	$44,736	$67,511	$54,325	$53,233
Combined loans receivable – principal(3)	320,682	373,693	481,210	444,549	481,059
Percentage past due	12%	12%	14%	12%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	16%	16%	16%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	17%	15%	16%	16%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of finance charges, CSO acquisition fees, finance charges on Sunny installment loans, cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from the third-party lender related to the Elastic product. See “—Overview” above for further information on the structure of Elastic.
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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the six months ended June 30, 2017, net interest expense also included changes to the debt discount for the Convertible Term Notes.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income.    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated statements of operations data (dollars in thousands)	2017	2016	2017	2016

Revenues	$150,471	$126,780	$306,838	$257,502
Cost of sales:
Provision for loan losses	72,297	67,134	155,090	126,223
Direct marketing costs	19,592	17,683	30,080	27,289
Other cost of sales	4,425	4,323	8,533	7,906
Total cost of sales	96,314	89,140	193,703	161,418
Gross profit	54,157	37,640	113,135	96,084
Operating expenses:
Compensation and benefits	20,824	16,584	41,352	32,684
Professional services	8,851	7,415	16,427	14,664
Selling and marketing	2,142	2,887	4,620	5,392
Occupancy and equipment	3,519	2,818	6,776	5,553
Depreciation and amortization	2,393	2,873	5,001	5,506
Other	1,095	844	2,010	1,550
Total operating expenses	38,824	33,421	76,186	65,349
Operating income	15,333	4,219	36,949	30,735
Other income (expense):
Net interest expense	(18,095)	(14,208)	(37,341)	(27,708)
Foreign currency transaction gain (loss)	1,716	(3,373)	2,284	(4,731)
Non-operating income	2,646	—	2,513	—
Total other expense	(13,733)	(17,581)	(32,544)	(32,439)
Income (loss) before taxes	1,600	(13,362)	4,405	(1,704)
Income tax benefit	(1,420)	(5,866)	(283)	—
Net income (loss)	$3,020	$(7,496)	$4,688	$(1,704)

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2017	2016	2017	2016

Cost of sales:
Provision for loan losses	48%	53%	51%	49%
Direct marketing costs	13	14	10	11
Other cost of sales	3	3	3	3
Total cost of sales	64	70	63	63
Gross profit	36	30	37	37
Operating expenses:
Compensation and benefits	14	13	13	13
Professional services	6	6	5	6
Selling and marketing	1	2	2	2
Occupancy and equipment	2	2	2	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	26	26	25	25
Operating income	10	3	12	12
Other income (expense):
Net interest expense	(12)	(11)	(12)	(11)
Foreign currency transaction gain (loss)	1	(3)	1	(2)
Non-operating income	2	—	1	—
Total other expense	(9)	(14)	(11)	(13)
Income (loss) before taxes	1	(11)	1	(1)
Income tax benefit	(1)	(5)	—	—
Net income (loss)	2%	(6)%	2%	(1)%
Comparison of the three months ended June 30, 2017 and 2016
Revenues

	Three Months Ended June 30,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$148,532	99%	$126,374	100%	$22,158	18%
Other	1,939	1	406	—	1,533	378
Revenues	$150,471	100%	$126,780	100%	$23,691	19%
Revenues increased by $23.7 million, or 19%, from $126.8 million for the three months ended June 30, 2016 to $150.5 million for the three months ended June 30, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The increase in Other revenues is due to an increase in marketing and licensing fees received from the originating lenders related to the Elastic product and Rise CSO programs.

The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Three Months Ended June 30, 2017
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$231,098	$181,284	$412,382	$42,094	$454,476
Effective APR	139%	97%	120%	236%	131%
Finance charges	$79,934	$43,808	$123,742	$24,790	$148,532
Other	1,401	423	1,824	115	1,939
Total revenue	$81,335	$44,231	$125,566	$24,905	$150,471

	Three Months Ended June 30, 2016
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$217,087	$86,913	$304,000	$38,706	$342,706
Effective APR	158%	85%	137%	237%	148%
Finance charges	$85,217	$18,302	$103,519	$22,855	$126,374
Other	45	361	406	—	406
Total revenue	$85,262	$18,663	$103,925	$22,855	$126,780

 _________

(1)	Represents loans and revenue related to our Rise product. Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents loans and revenue related to our Elastic product.

(3)	Represents loans and revenue related to our Sunny product.

(4)	Average combined loans receivable – principal is calculated using daily principal balances.
During the three months ended June 30, 2017, our average combined loans receivable – principal increased $111.8 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $36.7 million during the three months ended June 30, 2017 compared to the same prior year period. This increase was offset by ($14.5) million due to a decrease in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of increasing combined loans receivable – principal year-over-year and lower average APR to continue.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$72,297	48%	$67,134	53%	$5,163	8%
Direct marketing costs	19,592	13	17,683	14	1,909	11
Other cost of sales	4,425	3	4,323	3	102	2
Total cost of sales	$96,314	64%	$89,140	70%	$7,174	8%
Provision for loan losses.    Provision for loan losses increased by $5.2 million, or 8%, from $67.1 million for the three months ended June 30, 2016 to $72.3 million for the three months ended June 30, 2017 primarily due to a $16.1 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was offset by an ($11.0) million decrease in the loan loss provision due to the improved credit quality of the portfolio. .
The tables below break out these changes by loan product:

	Three Months Ended June 30, 2017
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$42,414	$20,087	$62,501	$10,862	$73,363
Net charge-offs	(43,046)	(22,564)	(65,610)	(10,622)	(76,232)
Provision for loan losses	41,661	23,163	64,824	7,473	72,297
Effect of foreign currency	—	—	—	412	412
Ending balance	$41,029	$20,686	$61,715	$8,125	$69,840
Combined loans receivable(4)(5)	$259,260	$204,108	$463,368	$41,922	$505,290
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	10%	13%	19%	14%
Net charge-offs as a percentage of revenues	53%	51%	52%	43%	51%
Provision for loan losses as a percentage of revenues	51%	52%	52%	30%	48%

	Three Months Ended June 30, 2016
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$38,921	$9,061	$47,982	$7,610	$55,592
Net charge-offs	(43,943)	(8,094)	(52,037)	(8,116)	(60,153)
Provision for loan losses	47,241	10,591	57,832	9,302	67,134
Effect of foreign currency	—	—	—	(576)	(576)
Ending balance	$42,219	$11,558	$53,777	$8,220	$61,997
Combined loans receivable(4)(5)	$250,790	$105,964	$356,754	$38,658	$395,412
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	11%	15%	21%	16%
Net charge-offs as a percentage of revenues	52%	43%	50%	36%	47%
Provision for loan losses as a percentage of revenues	55%	57%	56%	41%	53%

 _________

(1)	Represents loan loss reserve attributable to Rise for the three months ended June 30, 2017 and 2016.

(2)	Represents loan loss reserve attributable to Elastic for the three months ended June 30, 2017 and 2016.

(3)	Represents loan loss reserve attributable to Sunny for the three months ended June 30, 2017 and 2016.

(4)
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

(5)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $16.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to loan growth in all three products during 2017. Net charge-offs as a percentage of revenues for the three months ended June 30, 2017 was 51%, an increase from 47% for the comparable period in 2016 but within our targeted range of 45% to 55%. Loan loss provision for the three months ended June 30, 2017 totaled 48% of revenues, down from 53% for the three months ended June 30, 2016 due to lower past due loan balances and improving overall portfolio credit quality.
Direct marketing costs.    Direct marketing costs increased by $1.9 million, or 11%, from $17.7 million for the three months ended June 30, 2016 to $19.6 million for the three months ended June 30, 2017. For the three months ended June 30, 2017, the number of new customers acquired decreased slightly to 66,482 compared to 68,552 during the three months ended June 30, 2016. The resulting CAC increased by $36, or 14%, increasing to $294, from $258 in the prior year period. The slight decrease in the number of new customers and increase in CAC was primarily due to a delay in the tax refund season, resulting in customers receiving their tax refunds later than normal, and thus, less new customer loan demand. This resulted in our Rise product having fewer than expected new customer loans and a higher overall CAC from TV marketing. We expect the Rise and Sunny CAC for the third quarter of 2017 to return to a more normalized level within the $250-$300 range as we continue to fine tune the TV and other marketing channels.

Other cost of sales.    Other cost of sales increased by $0.1 million, or 2%, from $4.3 million for the three months ended June 30, 2016 to $4.4 million for the three months ended June 30, 2017 due to increased data verification, ACH transactions and other costs associated with the continued growth of our loan portfolio.

Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$20,824	14%	$16,584	13%	$4,240	26%
Professional services	8,851	6	7,415	6	1,436	19
Selling and marketing	2,142	1	2,887	2	(745)	(26)
Occupancy and equipment	3,519	2	2,818	2	701	25
Depreciation and amortization	2,393	2	2,873	2	(480)	(17)
Other	1,095	1	844	1	251	30
Total operating expenses	$38,824	26%	$33,421	26%	$5,403	16%
Compensation and benefits.    Compensation and benefits increased by $4.2 million, or 26%, from $16.6 million for the three months ended June 30, 2016 to $20.8 million for the three months ended June 30, 2017 primarily due to an increase in the number of employees as we continue to scale our business and an increase in stock-based compensation expense.
Professional services.     Professional services increased by $1.4 million, or 19%, from $7.4 million for the three months ended June 30, 2016 to $8.9 million for the three months ended June 30, 2017 due to increased consulting costs, increased director and officer insurance premiums as a result of becoming a public company, and increased costs associated with our outsourced customer and collection services costs due to the growth in our overall loan portfolio and business.
Selling and marketing.    Selling and marketing decreased by $0.7 million, or 26%, from $2.9 million for the three months ended June 30, 2016 to $2.1 million for the three months ended June 30, 2017 primarily due to decreased advertising agency costs.
Occupancy and equipment.    Occupancy and equipment increased by $0.7 million, or 25%, from $2.8 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Depreciation and amortization decreased by $0.5 million, or 17%, from $2.9 million for the three months ended June 30, 2016 to $2.4 million for the three months ended June 30, 2017 primarily due to certain capitalized internally developed software costs fully depreciating during the quarter.
Other expenses.    Other expenses increased by $0.3 million, or 30%, from $0.8 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017 due to costs associated with scaling our business.

 Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$18,095	12%	$14,208	11%	$3,887	27%
Net interest expense increased $3.9 million, or 27%, during the three months ended June 30, 2017 versus the three months ended June 30, 2016 as we expanded the debt facility with our third party lender, VPC, to continue to fund Rise and Sunny loan growth, as well as working capital for general corporate purposes. The ESPV Facility was also expanded to fund the strong growth in Elastic lines of credit product. In addition, a $2.0 million charge of debt discount associated with the $14.9 million repayment on the Convertible Term Notes as discussed in Note 5—Notes Payable in the Condensed Consolidated Financial Statements was recognized for the quarter ended June 30, 2017. At June 30, 2016, we had $404.8 million in notes payable outstanding under these debt facilities, which increased to $450.9 million at June 30, 2017 primarily related to growth in our loan portfolio. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense.
The following table shows the effective yield of each debt facility for the period:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016

VPC Facility
Average facility balance during the period	$293,251	$284,575
Net interest expense	12,421	11,319
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	(1,974)	—
Net interest expense, as adjusted	$10,447	$11,319
Effective yield	17.0%	16.0%
Effective yield, as adjusted	14.3%	16.0%

ESPV Facility
Average facility balance during the period	$158,679	$82,049
Net interest expense	5,674	2,889
Effective yield	14.3%	14.2%
Foreign currency transaction gain (loss)
During the three months ended June 30, 2017, we realized a $1.7 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the three months ended June 30, 2016 was $3.4 million and was realized due to the drop in the foreign exchange rate with the pound after the Brexit vote in June 2016.

Non-operating income (expense)
During the three months ended June 30, 2017, we recognized $2.6 million in non-operating income related to the change in fair value on the embedded derivative in the Convertible Term Notes, primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. There was no non-operating income or expense recognized in the prior year period as there were no drawn amounts outstanding under the Convertible Term Notes at June 30, 2016.

Income tax expense (benefit)

	Three Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax benefit	$(1,420)	(1)%	$(5,866)	(5)%	$(4,446)	(76)%
Our income tax benefit decreased $4.4 million, or 76%, from $5.9 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017. Our US effective tax rates for the three months ended June 30, 2017 and 2016 was 39% and 96%, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 35% primarily due to our corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 9% for the second quarter of 2017. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the three months ended June 30, 2017 and 2016.
Net income (loss)

	Three Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$3,020	2%	$(7,496)	(6)%	$10,516	140%
Our net income increased $10.5 million, or 140%, from a net loss of $7.5 million for the three months ended June 30, 2016 to net income of $3.0 million for the three months ended June 30, 2017. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to scale our business.

Comparison of the six months ended June 30, 2017 and 2016
Revenues

	Six Months Ended June 30,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$304,385	99%	$256,926	100%	$47,459	18%
Other	2,453	1	576	—	1,877	326
Revenues	$306,838	100%	$257,502	100%	$49,336	19%
Revenues increased by $49.3 million, or 19%, from $257.5 million for the six months ended June 30, 2016 to $306.8 million for the six months ended June 30, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The increase in Other revenues is due to an increase in marketing and licensing fees received from the originating lenders related to the Elastic product and Rise CSO programs.

The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Six Months Ended June 30, 2017
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$238,323	$178,466	$416,789	$43,025	$459,815
Effective APR	143%	97%	123%	233%	133%
Finance charges	$169,168	$85,580	$254,748	$49,637	$304,385
Other	1,557	781	2,338	115	2,453
Total revenue	$170,725	$86,361	$257,086	$49,752	$306,838

	Six Months Ended June 30, 2016
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$223,109	$80,996	$304,105	$39,057	$343,162
Effective APR	159%	85%	139%	238%	151%
Finance charges	$176,482	$34,140	$210,622	$46,304	$256,926
Other	78	497	575	1	576
Total revenue	$176,560	$34,637	$211,197	$46,305	$257,502
 _________

(1)	Represents loans and revenue related to our Rise product. Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents loans and revenue related to our Elastic product.

(3)	Represents loans and revenue related to our Sunny product.

(4)	Average combined loans receivable – principal is calculated using daily principal balances.
During the six months ended June 30, 2017, our average combined loans receivable – principal increased $116.7 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $77.2 million during the six months ended June 30, 2017 compared to the same prior year period. This increase was offset by ($29.7) million due to a decrease in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of increasing combined loans receivable – principal year-over-year and lower average APR to continue.

Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$155,090	51%	$126,223	49%	$28,867	23%
Direct marketing costs	30,080	10	27,289	11	2,791	10
Other cost of sales	8,533	3	7,906	3	627	8
Total cost of sales	$193,703	63%	$161,418	63%	$32,285	20%
Provision for loan losses.    Provision for loan losses increased by $28.9 million, or 23%, from $126.2 million for the six months ended June 30, 2016 to $155.1 million for the six months ended June 30, 2017 primarily due to a $39.0 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was offset by a ($10.1) million decrease in our loan loss provision due to the improved credit quality of the portfolio.
The tables below break out these changes by loan product:

	Six Months Ended June 30, 2017
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(102,676)	(43,939)	(146,615)	(21,545)	(168,160)
Provision for loan losses	90,369	45,236	135,605	19,485	155,090
Effect of foreign currency	—	—	—	534	534
Ending balance	$41,029	$20,686	$61,715	$8,125	$69,840
Combined loans receivable(4)(5)	$259,260	$204,108	$463,368	$41,922	$505,290
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	10%	13%	19%	14%
Net charge-offs as a percentage of revenues	60%	51%	57%	43%	55%
Provision for loan losses as a percentage of revenues	53%	52%	53%	39%	51%

	Six Months Ended June 30, 2016
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$46,635	$10,016	$56,651	$9,133	$65,784
Net charge-offs	(94,161)	(16,194)	(110,355)	(18,808)	(129,163)
Provision for loan losses	89,745	17,736	107,481	18,742	126,223
Effect of foreign currency	—	—	—	(847)	(847)
Ending balance	$42,219	$11,558	$53,777	$8,220	$61,997
Combined loans receivable(4)(5)	$250,790	$105,964	$356,754	$38,658	$395,412
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	11%	15%	21%	16%
Net charge-offs as a percentage of revenues	53%	47%	52%	41%	50%
Provision for loan losses as a percentage of revenues	51%	51%	51%	40%	49%
 _________

(1)	Represents loan loss reserve attributable to Rise for the six months ended June 30, 2017 and 2016.

(2)	Represents loan loss reserve attributable to Elastic for the six months ended June 30, 2017 and 2016.

(3)	Represents loan loss reserve attributable to Sunny for the six months ended June 30, 2017 and 2016.

(4)
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

(5)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $39.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to loan growth in all three products during 2017. Net charge-offs as a percentage of revenues for the six months ended June 30, 2017 was 55%, an increase from 50% for the comparable period in 2016 and at the higher end of our historical range, primarily due to an increase in losses associated with Rise installment loans that were originated during the fourth quarter of 2016 associated with the rollout of a new credit score. Many of the Rise loans that charged off in the first quarter of 2017 were past due at December 31, 2016 and had significant loan loss reserves as of that time. As a result, total loan loss provision for the six months ended June 30, 2017 was 51% of revenues, which was within our targeted range of 45% to 55%.
Direct marketing costs.    Direct marketing costs increased by $2.8 million, or 10%, from $27.3 million for the six months ended June 30, 2016 to $30.1 million for the six months ended June 30, 2017. For the six months ended June 30, 2017, the number of new customers acquired increased to 119,443 compared to 109,247 during the six months ended June 30, 2016. The resulting CAC increased by $2, or 1%, increasing to $252 from $250 in the prior year period primarily due to increased direct marketing costs related to our Rise product. We expect marketing expenses to remain within our targeted range of $250 to $300 as we continue to fine tune the TV and other marketing channels in the third quarter of 2017.

Other cost of sales.    Other cost of sales increased by $0.6 million, or 8%, from $7.9 million for the six months ended June 30, 2016 to $8.5 million for the six months ended June 30, 2017 due to increased data verification, ACH transactions and other costs associated with the continued growth of our loan portfolio.

Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$41,352	13%	$32,684	13%	$8,668	27%
Professional services	16,427	5	14,664	6	1,763	12
Selling and marketing	4,620	2	5,392	2	(772)	(14)
Occupancy and equipment	6,776	2	5,553	2	1,223	22
Depreciation and amortization	5,001	2	5,506	2	(505)	(9)
Other	2,010	1	1,550	1%	460	30
Total operating expenses	$76,186	25%	$65,349	25%	$10,837	17%
Compensation and benefits.    Compensation and benefits increased by $8.7 million, or 27%, from $32.7 million for the six months ended June 30, 2016 to $41.4 million for the six months ended June 30, 2017 primarily due to increased stock-based compensation expenses as well as an increase in the number of employees as we continue to scale our business.
Professional services.     Professional services increased by $1.8 million, or 12%, from $14.7 million for the six months ended June 30, 2016 to $16.4 million for the six months ended June 30, 2017 due to increased consulting costs, increased director and officer insurance premiums as a result of the IPO, and increased costs associated with our outsourced customer and collection services costs due to the growth in our overall loan portfolio and business.
Selling and marketing.    Selling and marketing decreased by $0.8 million, or 14%, from $5.4 million for the six months ended June 30, 2016 to $4.6 million for the six months ended June 30, 2017 primarily due to decreased advertising agency costs.
Occupancy and equipment.    Occupancy and equipment increased by $1.2 million, or 22%, from $5.6 million for the six months ended June 30, 2016 to $6.8 million for the six months ended June 30, 2017 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Depreciation and amortization decreased by $0.5 million, or 9%, from $5.5 million for the six months ended June 30, 2016 to $5.0 million for the six months ended June 30, 2017 primarily due to certain capitalized internally developed software costs fully depreciating.
Other expenses.    Other expenses increased by $0.5 million, or 30%, from $1.6 million for the six months ended June 30, 2016 to $2.0 million for the six months ended June 30, 2017 due to costs associated with scaling our business.

 Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$37,341	12%	$27,708	11%	$9,633	35%
Net interest expense increased $9.6 million, or 35%, during the six months ended June 30, 2017 versus the six months ended June 30, 2016 as we expanded the debt facility with our third party lender, VPC, to continue to fund Rise and Sunny loan growth, as well as working capital for general corporate purposes. The ESPV Facility was also expanded to fund the strong growth in Elastic lines of credit product. In addition, $2.7 million of interest expense related to the amortization of the debt discount associated with the Convertible Term Notes was recognized for the six months ended June 30, 2017. Of this amount, $2.0 million related to the $14.9 million repayment on the Convertible Term Notes as discussed in Note 5—Notes Payable in the Condensed Consolidated Financial Statements. At June 30, 2016, we had $404.8 million in notes payable outstanding under these debt facilities, which increased to $450.9 million at June 30, 2017 primarily related to growth in our loan portfolio. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense.
The following table shows the effective yield of each debt facility for the period:

	Six Months Ended June 30,
(dollars in thousands)	2017	2016

VPC Facility
Average facility balance during the period	$328,496	$282,185
Net interest expense	26,446	22,388
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	(1,974)	—
Net interest expense, as adjusted	$24,472	$22,388
Effective yield	16.2%	16.0%
Effective yield, as adjusted	15.0%	16.0%

ESPV Facility
Average facility balance during the period	$154,264	$75,681
Net interest expense	10,895	5,320
Effective yield	14.2%	14.1%
Foreign currency transaction gain (loss)
During the six months ended June 30, 2017, we realized a $2.3 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the six months ended June 30, 2016 was $4.7 million and was realized due to the drop in foreign exchange rate with the pound after the Brexit vote in June 2016.

Non-operating income (expense)
During the six months ended June 30, 2017, we recognized $2.5 million in non-operating expenses related to the change in fair value on the embedded derivative in the Convertible Term Notes, primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. There was no non-operating expense recognized in the prior year period as there were no drawn amounts outstanding under the Convertible Term Notes were at June 30, 2016.

Income tax expense (benefit)

	Six Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax benefit	$(283)	—%	$—	—%	$283	NA
Our income tax benefit increased $0.3 million, from $0 for the six months ended June 30, 2016 to $0.3 million for the six months ended June 30, 2017. Our US effective tax rates for the six months ended June 30, 2017 and 2016 was 51% and 0%, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 35% primarily due to our corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 9% for the first six months of 2017. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the six months ended June 30, 2017 and 2016.
Net income (loss)

	Six Months Ended June 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$4,688	2%	$(1,704)	(1)%	$6,392	375%
Our net income increased $6.4 million, from a net loss of $1.7 million for the six months ended June 30, 2016 to net income of $4.7 million for the six months ended June 30, 2017. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to scale our business.

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
The VPC Facility provided the following term notes as of June 30, 2017:

•
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. In addition to VPC, which has committed $290 million to this facility, there are currently three other lenders that have committed $20 million each to this facility.

•
UK Term Note with a maximum borrowing amount of $25 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the Sunny loan portfolio. The UK Term Note is currently in the process of being amended. The amendment is expected to be completed during the third quarter of 2017 and is expected to reduce the cost of funds from 16% to 14% effective January 1, 2018 and extend the maturity to February 1, 2021. Additionally, it is expected that at least two-thirds of this UK Term Note will be denominated in British pounds by January 1, 2018, thus minimizing the amount of foreign exchange translation exposure related to this debt facility.

•
4th Tranche Term Note with a maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 17% used to fund working capital.

•
Convertible Term Notes with a maximum borrowing amount of $10.1 million bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 9%. The Company was required to draw-down the maximum borrowing amount of $25 million prior to January 5, 2017. The Company made an initial draw in October 2016 of $10 million and a subsequent draw in January 2017 of $15 million, bringing the total amount drawn-down on the Convertible Term Notes to $25 million. Pursuant to the terms of the Convertible Term Notes, if any amount of the Convertible Term Notes was repaid in cash rather than converted into shares of our common stock upon maturity, we would have been required to pay a premium to VPC, up to $5 million, based on the aggregate amount of the Convertible Term Notes that is repaid in cash in relation to the amount of debt outstanding under the Convertible Term Notes. The conversion feature terminated upon the Company’s IPO and $14.9 million of this facility was repaid in April 2017 with the pro rata portion of the prepayment premium waived.

There are no principal payments due or scheduled under the VPC Facility until the maturity date of January 30, 2018 for the UK Term Note (assuming the amendment is not completed) and 4th Tranche Term Note. The maturity date of the US Term Note is February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date.

All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. The book value of equity covenant was temporarily amended to be $5 million for the December 31, 2016 date and was permanently lowered to $5 million effective February 1, 2017. We were in compliance with all covenants as of June 30, 2017.
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
Elastic SPV structure
As of July 1, 2015, loan participations are sold by Republic Bank to Elastic SPV. We do not own Elastic SPV, but effective July 1, 2015 we entered into a credit default protection agreement with Elastic SPV whereby we agreed to provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of the agreement, under GAAP, the Company qualifies as the primary beneficiary of Elastic SPV and we are required to consolidate the financial results of Elastic SPV as a variable interest entity in our consolidated financial results. Accordingly, the presentation of this structure does not differ from the presentation of the previous structure reflected in our financial statements, as we continue to earn revenues and incur losses on 90% of the Elastic lines of credit originated by Republic Bank that are sold to Elastic SPV.
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
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. As of June 30, 2017, the base rate of the ESPV Facility was 1.2951% per annum for the outstanding balance. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021 excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date.

All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of June 30, 2017.
Subsequent to the third quarter of 2017, we expect an additional SPV will be created as another funding source for the Elastic line of credit product. This additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds.
Outstanding Notes Payable
The outstanding balance of notes payable as of June 30, 2017 is as follows:

(dollars in thousands)	June 30, 2017
US Term Note bearing interest at 3-month LIBOR + 11%	222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	22,800
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	171,000
Total	450,850
The following table presents the future debt maturities as of June 30, 2017:

Year (dollars in thousands)	June 30, 2017
Remainder of 2017	$—
2018	181,850
2019	—
2020	—
2021	269,000
Total	$450,850
As noted above, of the $181.9 million in debt scheduled to mature in 2018, approximately $146.8 million is expected to be extended to a 2021 maturity date ($22.8 million, $75 million and $49 million associated with the UK, Rise and Elastic facilities, respectively).

Cash and cash equivalents, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(dollars in thousands)	2017	2016

Cash and cash equivalents	$81,195	$84,298
Loans receivable, net	405,619	301,254
Cash provided by (used in):
Operating activities	135,103	118,362
Investing activities	(148,047)	(126,203)
Financing activities	40,110	63,899
Our cash and cash equivalents at June 30, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $135.1 million in cash from our operating activities for the six months ended June 30, 2017, primarily from revenues derived from our loan portfolio. This was up $16.7 million from the $118.4 million of cash provided by operating activities during the six months ended June 30, 2016. This increase was the result of the growth in our loan portfolio in 2017, which contributed to the $49.3 million increase in our revenues for the six months ended June 30, 2017 compared to the same prior year period.

Net cash used in investing activities
For the six months ended June 30, 2017 and 2016, cash used in investing activities was $148.0 million and $126.2 million, respectively. The following table summarizes cash used in investing activities for the periods indicated:

	For the six months ended June 30,
(dollars in thousands)	2017	2016

Cash used in investing activities
Net loans issued to consumers, less repayments	$(136,708)	$(121,437)
Participation premium paid	(2,558)	(1,069)
Purchases of property and equipment	(8,376)	(3,897)
Change in restricted cash	(405)	200
	$(148,047)	$(126,203)
For the six months ended June 30, 2017, cash used in investing activities was $148.0 million versus $126.2 million for the comparable 2016 period, primarily due to an increase in net loans issued to consumers.

Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing common stock related to our IPO, issuing notes payable and related repayments of those notes payable. For the six months ended June 30, 2017 and 2016, cash provided by financing activities was $40.1 million and $63.9 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the six months ended June 30,
(dollars in thousands)	2017	2016

Cash provided by (used in) financing activities
Proceeds of Notes payable, net	$39,770	$64,860
Payments on Notes payable	(84,950)	—
Proceeds from issuance of stock, net	84,968	(858)
Other activities	322	(103)
	$40,110	$63,899
The increase in cash provided by financing activities for the six months ended June 30, 2017 versus the comparable period of 2016 was due to the issuance of common stock related to our IPO in April 2017. As previously discussed, the IPO proceeds received were used to pay down portions of the VPC Facility in the second quarter of 2017.
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

	For the six months ended June 30,
(dollars in thousands)	2017	2016

Net cash provided by operating activities	$135,103	$118,362
Adjustments:
Net charge-offs – combined principal loans	(133,591)	(93,248)
Capital expenditures	(8,376)	(3,897)
FCF	$(6,864)	$21,217
Our FCF was negative $6.9 million for the first six months of 2017 compared to a positive $21.2 million for the comparable prior year period. The decrease in our FCF was the result of the increase in net charge-offs - combined principal loans during the first six months of 2017, as discussed previously, and increased capital expenditures.
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
OFF-BALANCE SHEET ARRANGEMENTS
We provide services in connection with installment loans originated by independent third-party lenders (“CSO lenders”) whereby we act as a credit service organization/credit access business on behalf of consumers in accordance with applicable state laws through our “CSO program.” The CSO program includes arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. Under the CSO program, we guarantee the repayment of a customer’s loan to the CSO lenders as part of the credit services we provide to the customer. A customer who obtains a loan through the CSO program pays us a fee for the credit services, including the guaranty, and enters into a contract with the CSO lenders governing the credit services arrangement. We estimate a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses, which we recognize for our consumer loans.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We realize revenues in connection with the consumer loans we offer for each of our products, including finance charges, line of credit fees and fees for services provided through CSO programs. We have also historically realized a small amount of non-sufficient fund fees ("NSF fees") on Rise installment loans and may recognize other fees or charges as permitted by applicable laws and pursuant to the agreement with the borrower. We discontinued Rise NSF fees in the fourth quarter of 2015 and now generally all of our revenues consist of finance charges on Rise and Sunny installment loans, cash advance fees associated with the Elastic line of credit product, and fees for services provided through CSO programs associated with Rise installment loans in Texas and Ohio. The Company also recorded revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the Company or its CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and CSO programs. Revenue related to these fees is recognized when service is performed.
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
We completed our 2016 annual test and determined that there was no evidence of impairment of goodwill for the two reporting units that have goodwill. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.4 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $690 thousand in earnings for the three months ended June 30, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

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

•	Prior periods have not been adjusted.
Accounting Standards to be Adopted in Future Periods
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The purpose of ASU 2017-09 is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. Under this new guidance, an entity should account for the effects of a modification unless all of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not currently expect that the adoption of ASU 2017-09 will have a material effect on its condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2017.
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
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2017 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at June 30, 2017 was $279.9 million and the balance at December 31, 2016 was $349.8 million. The outstanding balance of our ESPV Facility was $171.0 million and $145.5 million at June 30, 2017 and December 31, 2016, respectively. Based on the average outstanding indebtedness through the three months ended June 30, 2017, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $2.3 million for the six months ended June 30, 2017.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in British pounds (“GBP”). Fluctuations in exchange rate of the US dollar (“USD”) against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains of approximately $2.3 million during the six months ended June 30, 2017 and foreign currency transaction losses of $4.7 million during the six months ended June 30, 2016, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At June 30, 2017, our net GBP-denominated assets were approximately $53.7 million (which excludes the $22.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $5.4 million. During the six months ended June 30, 2017, the GBP-denominated pre-tax income was approximately $2.0 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.2 million.

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
Civil Investigative Demand
Prior to the spin-off on June 12, 2014 and after the spin-off, Think Finance, Inc. ("TFI") received Civil Investigative Demands from the CFPB. The purpose of the Civil Investigative Demands was to determine whether small-dollar online lenders or other unnamed persons engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of Section 1036 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. While TFI’s business is distinct from our business, we cannot predict the final outcome of the Civil Investigative Demands or to what extent any obligations arising out of such final outcome will be applicable to our company or business, if at all. We understand that TFI cooperated with the CFPB. As of August 11, 2017, there are no probable or estimable losses related to this matter.

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
We were incorporated as a wholly owned subsidiary of Think Finance, Inc. (“TFI”) in January 2014 and became a stand-alone company in May 2014 following the spin-off and, as such, have a three year history as a stand-alone company. Although our management team has many years of experience in the non-prime lending industry, we operate in an evolving industry that may not develop as expected. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in non-prime lending can be affected by a wide variety of factors including:

•	Competition from other online and traditional lenders;

•	Regulatory limitations that impact the non-prime lending products we can offer and the markets we can serve;

•	An evolving regulatory and legislative landscape;

•	Access to important marketing channels such as:

◦	Direct mail;

◦	TV and mass media;

◦	Search engine marketing; and

◦	Strategic partnerships with affiliates;

•	Changes in consumer behavior;

•	Access to adequate financing;

•	Increasingly sophisticated fraudulent borrowing and online theft;

•	Challenges with new products and new markets;

•	Dependence on our proprietary technology infrastructure and security systems;

•	Dependence on our personnel and certain third parties with whom we do business;

•	Risk to our business if our systems are hacked or otherwise compromised;

•	Evolving industry standards;

•	Recruiting and retention of qualified personnel necessary to operate our business; and

•	Fluctuations in the credit markets and demand for credit.

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

•
our historical financial information reflects allocations for services historically provided to us by TFI, which allocations may not reflect the costs we will incur for similar services in the future as a stand-alone company; and

•	our historical financial information does not reflect reduced economies of scale, including changes in the cost structure, personnel needs, financing and operations of our business.

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
Our revenues grew to $306.8 million for the six months ended June 30, 2017 from $257.5 million for the six months ended June 30, 2016. It is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business or because we are not able to scale effectively as we grow. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We have a history of losses and may not maintain or achieve consistent profitability in the future.

While we had net income of $4.7 million for the six months ended June 30, 2017, we incurred net losses of $1.7 million, $22.4 million and $19.9 million for the six months ended June 30, 2016 and in the years ended December 31, 2016 and 2015, respectively. As of June 30, 2017, we had an accumulated deficit of $68.3 million. We will need to generate and sustain increased revenues in future periods in order to remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
As we grow, we expect to continue to expend substantial financial and other resources on:

•	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

•	marketing, including expenses relating to increased direct marketing efforts;

•	product development, including the continued development of our proprietary scoring methodology;

•	diversification of our funding sources;

•	office space, as we increase the space we need for our growing employee base; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.

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
When making loans in the US, we typically use the Automated Clearing House (“ACH”) system to deposit loan proceeds into our customers’ bank accounts. This includes loans that we originate as well as Elastic loans originated by Republic Bank & Trust Company (“Republic Bank”) and Rise loans made through the credit services organization (“CSO”) programs. These products also depend on the ACH system to collect amounts due by withdrawing funds from customers’ bank accounts when the customer has provided authorization to do so. ACH transactions are processed by banks, and if these banks cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.

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
For the loans we originate through Rise and Sunny, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and Ohio and the Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data , and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become past due in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
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
Our net charge-offs as a percentage of revenues for the six months ended June 30, 2017 and 2016 were 55% and 50%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs.
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
We depend in part on debt financing to support the growth of our originated portfolios, Rise and Sunny. However, we cannot guarantee that financing will continue to be available beyond the current maturity date of our debt facilities, on reasonable terms or at all. Presently our debt financing for Rise and Sunny primarily comes from a single source, Victory Park Management, LLC (“VPC”), an affiliate of Victory Park Capital. Although our reliance on debt financing has decreased due to an increase in the Company's cash flow and the addition of two new lenders to the VPC Facility, if VPC became unwilling or unable to provide debt financing to us at prices acceptable to us we would need to secure additional debt financing or potentially reduce loan originations. Furthermore, as the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity on our existing debt facilities or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.
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
We market Rise and Sunny and provide marketing services to the originating lender in connection with Elastic. Direct mailings of preapproved loan offers to potential loan customers comprise one of the most important marketing channels for both the loans we originate, as well as those originated by third-party lenders. We estimate that approximately 64% and 100% of new Rise and Elastic loan customers, respectively, in the six months ended June 30, 2017 obtained loans as a result of receiving such preapproved loan offers. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the six months ended June 30, 2017, loans issued to Rise customers referred to us by our strategic partners constituted 23% of total Rise new customer loans. Additionally, in the same period, loans issued to Sunny customers through strategic partners constituted 21% of total Sunny new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 28% of our revenues for the six months ended June 30, 2017, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 9% of our revenues for the six months ended June 30, 2017, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems.
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
Our paid search activities may not produce (and in the past have not always produced) the desired results. Internet search engines often revise their methodologies. The volume of customers we receive through organic ranking and paid search could be adversely affected by any such changes in methodologies or policies by search engine providers, by:

•	decreasing our organic rankings or paid search results;

•	creating difficulty for our customers in using our web and mobile sites;

•	producing more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; and

•	resulting in higher costs for acquiring new or returning customers.
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

We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. Additionally, our Chief Executive Officer is party to civil suits in Pennsylvania, Vermont and Virginia alleging violations of several statutes, including the Consumer Financial Protection Act of 2010, Federal Trade Commission Act, Electronic Funds Transfer Act, Racketeer Influenced and Corrupt Organizations Act and others.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through June 30, 2017. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

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
We, our marketing affiliates, our third-party service providers and Republic Bank, which originates Elastic, the line of credit product, must comply with US federal, state and local regulatory regimes, including those applicable to consumer credit transactions. Certain US federal and state laws generally regulate interest rates and other charges and require certain disclosures. In particular, we may be subject to laws such as:

•	local regulations and ordinances that impose requirements or restrictions related to certain loan product offerings and collection practices;

•	state laws and regulations that impose requirements related to loan or credit service disclosures and terms, credit discrimination, credit reporting, debt servicing and collection;

•
the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions;

•
Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and similar state laws that prohibit unfair and deceptive acts or practices;

•
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

•
the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies;

•
the Fair Debt Collection Practices Act (the “FDCPA”) and similar state and local debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors and creditors in connection with the collection of consumer debts;

•
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

•	the Bankruptcy Code and similar state insolvency laws, which limit the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;

•
the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;

•
the Military Lending Act, which limits the interest rate and fees that may be charged to military members and their dependents, requires certain disclosures and prohibits certain mandatory clauses among other restrictions;

•
the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ asset accounts;

•
the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically;

•	the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and

•
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
On July 19, 2017 the CFPB published in the Federal Register the final rule on arbitration (the “Rule”). The Rule prohibits pre-dispute arbitration clauses in our consumer lending documents that waive participation in a class action. Based on the Rule’s publication date, the Rule becomes effective September 19, 2017 and, unless there is interference with its implementation by Congress or otherwise, it will apply to pre-dispute arbitration agreements entered into on or after March 19, 2018. Additionally, the Rule applies the new restrictions to existing contracts if the contract changes hands on or after March 19, 2018. The Rule, if finalized, is likely to increase class action exposure and litigation.
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
Lastly, in October 2016, the US Court of Appeals for the DC circuit ruled that the single-director structure of the CFPB is not constitutional. On May 24, 2017, the full bench of the US Court of Appeals for the DC circuit heard arguments on the constitutionality of the CFPB. The Department of Justice filed an amicus brief with the court supporting the position that the CFPB unconstitutionally places power in the hands of a single director and urged the court to at least make the director accountable to the President. We do not know when the court will issue its ruling and it is not clear what impact this case will have on the power and structure of the CFPB and the oversight of Elevate’s business.

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

The current head of the FDIC, Martin Gruenberg, will be leaving the FDIC in November 2017 when his five-year term ends in November 2017. The Trump Administration is expected to appoint a new Chairman before that time. At this time, it is unclear what impact the Trump Administration will have on the policies of the FDIC and the FDIC's ability to issue rules applicable to Elastic.
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

The FSMA gives the FCA the power to authorize, supervise, examine, bring enforcement actions and impose fines and disciplinary sanctions against providers of consumer credit, as well as to make rules for the regulation of consumer credit. The Consumer Credit Sourcebook (the "CONC") incorporates prescriptive regulations for consumer loans such as those that we offer, including mandatory affordability checks on borrowers, limiting the number of refinances, or “rollovers,” to two, restricting how lenders can advertise, banning advertisements that the FCA deems misleading, and introducing a limit of two unsuccessful attempts on the use of continuous payment authority ("CPA") (which provides a creditor the ability to directly debit a customer’s account for payment using their bank card details when authorized by the customer to do so) to pay off a loan. The UK also has strict regulations regarding advertising (including websites) and the presentation, form and content of loan agreements, including statutory warnings, the layout of prescribed financial information, as well as in relation to defaulted loans and collections activities.
In the period since the FCA acquired responsibility for the regulation of consumer credit in the UK in place of the Office of Fair Trading (the "OFT") in April 2014, there have been a large number of new regulations affecting our UK product offerings. These include the introduction of a rate cap, a prohibition on certain types of line of credit products, the establishment of a price comparison website, and restrictions on payment processing activities, among other changes. The rate cap imposes a maximum interest rate of 0.8% per day and maximum late payment fee of £15; the total amount charged for the loan, including all default charges, must not exceed 100% of the capital sum originally borrowed. This rule translates to a maximum rate of £24 for every £100 borrowed for a 30 day period, or 0.8% per day. The maximum fees that can be earned on the loan (through interest, default fees, and late interest) ensure that a consumer cannot pay back more than twice the amount of principal borrowed. In July, the FCA announced that it had reviewed the impact of the 0.8% per day price cap and concluded that the current price cap will be left in place. The FCA will review the price cap again in 2020. In the meantime, the FCA is monitoring whether there are any unintended consequences of the price cap emerging for firms or consumers, including the impact on people no longer able to access high-cost short-term credit.
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

On August 31, 2016, the United States District Court for the Central District of California ruled in CFPB v. CashCall, Inc. et. al. that CashCall was the “true lender” and consequently was engaged in deceptive practices by servicing and collecting on payday loans in certain states where the interest rate on the loans exceeded the state usury limit and/or where CashCall was not a licensed lender. The CashCall case is related to a tribally related lending program. In reaching its decision, the court adopted a “totality of the circumstances” test to determine which party to the transaction had the “predominant economic interest” in the transaction. Given the fact-intensive nature of a “totality of the circumstances” assessment, the particular and varied details of marketplace lending and other bank partner programs may lead to different outcomes to those reached in CashCall, even in those jurisdictions where courts adopt the “totality of the circumstances” approach. Notably, CashCall did not address the federal preemption of state law under the National Bank Act or any other federal statute. CashCall is appealing the decision in the Ninth Circuit.
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
A number of proposals are pending before federal, state, and international legislative and regulatory bodies that could impose new obligations in areas such as privacy. For example the European Union's new General Data Protection Regulation ("GDPR") will replace the existing Data Protection Directive (95/46/EC) and will be implemented in the UK in May 28, 2018. The GDPR is more prescriptive than the existing regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the "right to be forgotten," by having their records erased. Penalties for non-compliance are also significantly higher than the current maximum fine of £500,000. Under the GDPR, the maximum fine will be the higher of €20 million or 4% of global turnover for the preceding year.
In addition, the 4th European Union's anti-money laundering directive (2015/849/EC) came into effect in June 2017 and requires changes to customer due diligence assessments and greater focus on a risk based approach.
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

•
announcements of new products, services or technologies, relationships with strategic partners, acquisitions or of the termination of, or material changes to, material agreements or of other events by us or our competitors;

•	changes in economic conditions;

•	changes in prevailing interest rates;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the financial services industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	quarterly fluctuations in demand for our loans;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the US, foreign countries or both and our ability to comply with applicable regulations;

•	material litigation, including class action law suits;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	entry into, modification of or termination of a material agreement; or

•	departures of key personnel or directors.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:

•	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•	permit only our Board of Directors to establish the number of directors and fill vacancies on the Board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require two-thirds approval to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan, or a “poison pill;”

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which will require that all stockholder actions must be taken at a stockholder meeting;

•	do not provide for cumulative voting; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

In April 2017, we granted to employees an aggregate of 7,834 RSUs to be settled in shares of our common stock under our 2016 Stock Plan.

In April 2017, we issued 25,000 shares of common stock to a former employee in recognition for services previously provided.

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

(b) Use of Proceeds

On April 6, 2017, the Registration Statement for the IPO (File No. 333-207888) was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 7, 2017 pursuant to Rule 424(b) of the Securities Act. We used approximately $14.9 million of the net proceeds to repay a portion of the outstanding amount under our convertible term notes, approximately $45.0 million of the net proceeds to pay down the ELCS Sub-debt Term Note, $25.0 million of the net proceeds to pay down the UK Term Note outstanding under the VPC Facility, and the remainder was used for general corporate purposes, including to fund a portion of the loans made to our customers.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit number	Description
3.1#	Second Amended and Restated Certificate of Incorporation (1)
3.2#	Amended and Restated Bylaws (1)
10.1#	Amendment to Financing Agreement, dated April 27, 2017, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent (2)
10.2	Elevate 2016 Employee Stock Purchase Plan, as Amended.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
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

Elevate Credit, Inc.

Date:	August 11, 2017	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 11, 2017	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)