Form 10-Q
period 2017-09-30
Elevate Credit, Inc.
filed 2017-11-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2017
Common Shares, $0.0004 par value	41,859,871

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, operating margins, loans outstanding, credit quality, ability to generate cash flow and ability to achieve and maintain future profitability, including our expectations regarding the effects of the delay in the tax refund season and the recent hurricanes in Texas and Florida;

•	the availability of debt financing, funding sources and disruptions in credit markets;

•	the intention to create an additional special purpose vehicle ("SPV") as another funding source for the Elastic line of credit product;

•	the expectation that this additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds;

•	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

•	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

•	our expectations with respect to trends in our average portfolio effective annual percentage rate;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our anticipated expansion of relationships with strategic partners;

•	customer demand for our product and our ability to rapidly scale our business in response to fluctuations in demand;

•	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

•	the ability of customers to repay loans;

•	interest rates and origination fees on loans;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

•	our reliance on third-party service providers;

•	our access to the automated clearinghouse system;

•	the efficacy of our marketing efforts and relationships with marketing affiliates;

•	our anticipated direct marketing costs and spending;

•	the evolution of technology affecting our products, services and markets;

•	continued innovation of our analytics platform;

•
our ability to prevent security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

•	our ability to detect and filter fraudulent or incorrect information provided to us by our customers or by third parties;

•	our ability to adequately protect our intellectual property;

•	our compliance with applicable local, state, federal and foreign laws;

•	our compliance with current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau;

•	regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;

•	public perception of our business and industry;

•	the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;

•	the anticipated effect on our business of natural or man-made catastrophes;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the utility of non-GAAP financial measures;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our anticipated development and release of certain products and applications and changes to certain products;

•	our anticipated investing activity;

•	trends anticipated to continue as our portfolio of loans matures; and

•	expectations regarding our debt facilities, including:

•	our expectation that the $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date will be extended to a July 1, 2021 maturity date; and

•	our expectation that the $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date will be extended to a February 1, 2021 maturity date.
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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents*	$53,473	$53,574
Restricted cash	1,640	1,785
Loans receivable, net of allowance for loan losses of $80,972 and $77,451, respectively*	458,584	392,663
Prepaid expenses and other assets*	9,110	11,314
Receivable from CSO lenders	29,736	26,053
Receivable from payment processors*	23,122	19,105
Deferred tax assets, net	37,549	31,197
Property and equipment, net	21,370	16,159
Goodwill	16,027	16,027
Intangible assets, net	2,168	2,304
Total assets	$652,779	$570,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($71 and $21 payable to Think Finance at September 30, 2017 and December 31, 2016, respectively)*	$38,437	$31,390
State and other taxes payable	772	1,026
Deferred revenue	29,313	28,970
Notes payable, net*	476,544	493,478
Derivative liability	1,860	1,750
Total liabilities	546,926	556,614
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 and 0 authorized shares, respectively; None issued and outstanding at September 30, 2017 and December 31, 2016.	—	—
Common stock; $0.0004 par value; 300,000,000 and 41,676,750 authorized shares, respectively; 41,743,473 and 13,001,216 issued and outstanding, respectively	17	5
Convertible preferred stock; Series A, $0.001 par value; 0 and 2,957,059 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $22,850, respectively	—	3
Convertible preferred stock; Series B, $0.001 par value; 0 and 2,682,351 shares authorized, issued and outstanding, respectively; liquidation preference of $0 and $40,000, respectively	—	3
Accumulated other comprehensive income, net of tax benefit of $2,347 for both periods	1,857	1,087
Additional paid-in capital	171,739	88,854
Accumulated deficit	(67,760)	(76,385)
Total stockholders’ equity	105,853	13,567
Total liabilities and stockholders’ equity	$652,779	$570,181
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2017	2016	2017	2016
Revenues	$172,851	$153,920	$479,689	$411,422
Cost of sales:
Provision for loan losses	96,203	91,282	251,293	217,505
Direct marketing costs	20,242	22,912	50,322	50,201
Other cost of sales	5,834	4,958	14,367	12,864
Total cost of sales	122,279	119,152	315,982	280,570
Gross profit	50,572	34,768	163,707	130,852
Operating expenses:
Compensation and benefits	19,502	17,496	60,854	50,180
Professional services	8,618	8,434	25,045	23,098
Selling and marketing	2,042	2,418	6,662	7,810
Occupancy and equipment	3,227	2,928	10,003	8,481
Depreciation and amortization	2,656	2,777	7,657	8,283
Other	1,085	916	3,095	2,466
Total operating expenses	37,130	34,969	113,316	100,318
Operating income (loss)	13,442	(201)	50,391	30,534
Other income (expense):
Net interest expense	(17,261)	(17,090)	(54,602)	(44,798)
Foreign currency transaction gain (loss)	536	(1,543)	2,820	(6,274)
Non-operating income (expense)	(106)	—	2,407	—
Total other expense	(16,831)	(18,633)	(49,375)	(51,072)
Income (loss) before taxes	(3,389)	(18,834)	1,016	(20,538)
Income tax benefit	(3,979)	(2,587)	(4,262)	(2,587)
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)

Basic earnings (loss) per share	$0.01	$(1.25)	$0.17	$(1.40)
Diluted earnings (loss) per share	$0.01	$(1.25)	$0.16	$(1.40)
Basic weighted average shares outstanding	41,717,231	12,976,067	31,211,084	12,858,217
Diluted weighted average shares outstanding	43,158,515	12,976,067	32,660,537	12,858,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	676	168	770	707
Total other comprehensive income, net of tax	676	168	770	707
Total comprehensive income (loss)	$1,266	$(16,079)	$6,048	$(17,244)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2017 and 2016

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015	—	—	12,796,856	5	2,957,059	$3	2,682,351	3	87,090	(54,012)	286	33,375
Stock-based compensation	—	—	—	—	—	—	—	—	1,029	—	—	1,029
Exercise of stock options	—	—	204,360	—	—	—	—	—	(1,048)	—	—	(1,048)
Comprehensive income:	—	—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	707	707
Net loss	—	—	—	—	—	—	—	—	—	(17,951)	—	(17,951)
Balances at September 30, 2016	—	—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$87,071	$(71,963)	$993	$16,112

Balances at December 31, 2016	—	—	13,001,216	5	2,957,059	3	2,682,351	3	88,854	(76,385)	1,087	13,567
Stock-based compensation	—	—	—	—	—	—	—	—	4,436	—	—	4,436
Exercise of stock options	—	—	358,738	—	—	—	—	—	104	—	—	104
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	(1,843)	—	—	(1,843)
Issuance of common stock	—	—	14,285,000	6	—	—	—	—	80,188	—	—	80,194
Conversion of preferred shares	—	—	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—
2.5-for-1 common stock split	—	—	8,459,109	—	—	—	—	—	—	—	—	—
Comprehensive loss:	—	—
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	770	770
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	3,347	—	3,347
Net income	—	—	—	—	—	—	—	—	—	5,278	—	5,278
Balances at September 30, 2017	—	—	41,743,473	$17	—	$—	—	$—	$171,739	$(67,760)	$1,857	$105,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,278	$(17,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,657	8,283
Provision for loan losses	251,293	217,505
Stock-based compensation	4,436	1,029
Amortization of debt issuance costs	410	237
Amortization of loan premium	3,933	1,692
Amortization of convertible note discount	3,241	—
Deferred income tax expense, net	(4,848)	(2,945)
Unrealized (gain) loss from foreign currency transactions	(2,820)	6,274
Non-operating income	(2,407)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,941)	(3,714)
Reserve deposits	—	9,287
Receivables from payment processors	(3,584)	(6,670)
Receivables from CSO lenders	(3,881)	(9,974)
Interest receivable	(60,870)	(56,364)
State and other taxes payable	(50)	(21)
Deferred tax assets	—	100
Deferred revenue	8,370	27,287
Accounts payable and accrued liabilities	5,411	864
Net cash provided by operating activities	209,628	174,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(837,047)	(677,373)
Principal collections and recoveries on loans receivable	576,007	424,379
Participation premium paid	(4,227)	(2,191)
Change in restricted cash	145	204
Purchases of property and equipment	(12,503)	(5,809)
Net cash used in investing activities	(277,625)	(260,790)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$67,500	$112,500
Payments of notes payable	(84,950)	—
Payment of capital lease obligations	(21)	(180)
Debt issuance costs paid	(865)	(178)
Equity issuance costs paid	(1,731)	(1,096)
Proceeds from issuance of stock	86,699	—
Proceeds from stock option exercises	933	40
Taxes paid related to net share settlement of equity awards	(422)	—
Net cash provided by financing activities	67,143	111,086
Effect of exchange rates on cash	753	(766)
Net increase (decrease) in cash and cash equivalents	(101)	24,449
Cash and cash equivalents, beginning of period	53,574	29,050
Cash and cash equivalents, end of period	$53,473	$53,499

Supplemental cash flow information:
Interest paid	$51,340	$43,174
Taxes paid	$563	$516

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$8,027	$1,970
Derivative debt discount on convertible term notes	$2,517	$—
Prepaid expenses accrued but not yet paid	$937	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$3,347	$—
Deferred IPO costs included in Additional paid-in capital	$6,708	$—
Tax benefit of equity issuance costs included in Additional paid-in capital	$1,843	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2017 and 2016

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 included in the Company’s registration statement on Form S-1 (File No. 333-207888), as amended (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission ("SEC") on April 6, 2017. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain amounts in the prior periods presented herein have been reclassified to conform to the current period financial statement presentation related to specific loan activity in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. The reclassification of approximately $128.0 million between Loans receivable originated or participations purchased and Principal collections and recoveries on loans receivable was made within the cash flows from investing activities on the Condensed Consolidated Statement of Cash Flows to properly reflect the incremental funding associated with refinanced loans within loan origination cash flows. Total cash used in investing activities was not impacted.
The Company classifies its loans as either current or past due. A customer in good standing may request a 16 day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. The Company has added clarity to its determination of a current loan and has reclassified certain loans relating to customers within this grace period as past due that were in fact current in accordance with our policy. This reclassification resulted in an approximate $7.1 million change from past due loans to current loans within the Loans Receivable and Revenue footnote. This reclassification had no effect on previously reported total loans receivable balances in the consolidated balance sheet at December 31, 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

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
Immediately prior to the closing of the IPO, all then outstanding shares of the Company's convertible preferred stock were converted into 5,639,410 shares of common stock (or 14,098,519 shares of common stock after the 2.5 to 1 stock split described below). The related carrying value of shares of preferred stock, in the aggregate amount of approximately $6 thousand, was reclassified as common stock. Additionally, the Company amended and restated its certificate of incorporation, effective April 11, 2017 to, among other things, change the authorized number of shares of common stock to 300,000,000 and the authorized number of shares of preferred stock to 24,500,000, each with a par value of $0.0004 per share.
Stock options granted to certain employees vest upon the satisfaction of the earlier of either a service condition or a liquidity condition. The service condition for these awards is generally satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as the completion of the IPO, which occurred on April 11, 2017. The satisfaction of this vesting condition accelerated the expense attribution period for those stock options, and the Company recognized a cumulative share-based compensation expense of $0.8 million for the portion of those stock options that met the liquidity condition.
Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of September 30, 2017:

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

Equity Issuance Costs
Costs incurred related to the Company's IPO were deferred and included in Prepaid expenses and other assets in the unaudited condensed consolidated financial statements, and were charged against the gross proceeds of the IPO (i.e., charged against additional paid-in capital in the accompanying unaudited condensed consolidated financial statements) as of the closing of the IPO on April 11, 2017. The balance of these equity issuance costs that were recorded against Additional paid-in capital in the unaudited Condensed Consolidated Balance Sheet at September 30, 2017 was approximately $6.7 million.

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.3 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $758 thousand in earnings for the nine months ended September 30, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

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
For the three and nine months ended September 30, 2017 and 2016

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2017 and 2016.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

The computation of earnings (loss) per share was as follows for three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2017	2016	2017	2016
Numerator (basic):
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)

Numerator (diluted):
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)
Net income (loss) assuming dilution	$590	$(16,247)	$5,278	$(17,951)

Denominator (basic):
Basic weighted average number of shares outstanding	41,717,231	12,976,067	31,211,084	12,858,217

Denominator (diluted):
Basic weighted average number of shares outstanding	41,717,231	12,976,067	31,211,084	12,858,217
Effect of potentially dilutive securities:
Employee stock plans (options and RSUs)	1,441,284	—	1,449,453	—
Diluted weighted average number of shares outstanding	43,158,515	12,976,067	32,660,537	12,858,217

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(1.25)	$0.17	$(1.40)
Diluted earnings (loss) per share	$0.01	$(1.25)	$0.16	$(1.40)

For the three months ended September 30, 2017 and 2016, the Company excluded 0.0 million and 4.0 million common shares issuable upon exercise of the Company's stock options and vesting of its RSUs, respectively, from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive. For the nine months ended September 30, 2017 and 2016, the Company excluded 0.7 million and 4.0 million common shares issuable upon exercise of the Company's stock options and vesting of its RSUs, respectively, from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and nine month periods ended September 30, 2017 and 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Finance charges	$104,495	$104,939
CSO fees	13,662	19,645
Lines of credit fees	52,261	28,722
Other	2,433	614
Total revenues	$172,851	$153,920

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Finance charges	$294,436	$292,556
CSO fees	42,526	54,814
Lines of credit fees	137,841	62,862
Other	4,886	1,190
Total revenues	$479,689	$411,422
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at September 30, 2017 and December 31, 2016. The following reflects the credit quality of the Company’s loans receivable as of September 30, 2017 and December 31, 2016 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request a 16 day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans as of September 30, 2017 and December 31, 2016 have been charged off.

	September 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans	$253,049	$211,827	$464,876
Past due loans	51,654	20,875	72,529
Total loans receivable	304,703	232,702	537,405
Net unamortized loan premium	—	2,151	2,151
Less: Allowance for loan losses	(53,170)	(27,802)	(80,972)
Loans receivable, net	$251,533	$207,051	$458,584

	December 31, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Current loans[1]	$239,392	$160,199	$399,591
Past due loans[1]	54,224	14,375	68,599
Total loans receivable	293,616	174,574	468,190
Net unamortized loan premium	—	1,924	1,924
Less: Allowance for loan losses	(58,062)	(19,389)	(77,451)
Loans receivable, net	$235,554	$157,109	$392,663

1.
Certain amounts in the prior periods presented here have been reclassified to conform to the current period financial statement presentation related to customers within the 16 day grace period that were reported as past due that were in fact current in accordance with our policy as discussed in Note 1—Basis of Presentation and Accounting Changes.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

Total loans receivable includes approximately $27.6 million and $25.6 million of interest receivable at September 30, 2017 and December 31, 2016, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$49,154	$20,686	$69,840
Provision for loan losses	64,396	31,807	96,203
Charge-offs	(61,837)	(26,727)	(88,564)
Recoveries of prior charge-offs	6,296	2,036	8,332
Effect of changes in foreign currency rates	258	—	258
Total	58,267	27,802	86,069
Accrual for CSO lender owned loans	(5,097)	—	(5,097)
Balance end of period	$53,170	$27,802	$80,972

	Three Months Ended September 30, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$50,439	$11,558	$61,997
Provision for loan losses	72,805	18,477	91,282
Charge-offs	(66,029)	(14,591)	(80,620)
Recoveries of prior charge-offs	5,287	1,208	6,495
Effect of changes in foreign currency rates	(269)	—	(269)
Total	62,233	16,652	78,885
Accrual for CSO lender owned loans	(5,866)	—	(5,866)
Balance end of period	$56,367	$16,652	$73,019

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$62,987	$19,389	$82,376
Provision for loan losses	174,250	77,043	251,293
Charge-offs	(197,519)	(74,022)	(271,541)
Recoveries of prior charge-offs	17,757	5,392	23,149
Effect of changes in foreign currency rates	792	—	792
Total	58,267	27,802	86,069
Accrual for CSO lender owned loans	(5,097)	—	(5,097)
Balance end of period	$53,170	$27,802	$80,972

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Installment	Line of Credit	Total
Balance beginning of period	$55,768	$10,016	$65,784
Provision for loan losses	181,292	36,213	217,505
Charge-offs	(188,541)	(32,372)	(220,913)
Recoveries of prior charge-offs	14,830	2,795	17,625
Effect of changes in foreign currency rates	(1,116)	—	(1,116)
Total	62,233	16,652	78,885
Accrual for CSO lender owned loans	(5,866)	—	(5,866)
Balance end of period	$56,367	$16,652	$73,019

As of September 30, 2017 and December 31, 2016, respectively, estimated losses of approximately $5.1 million and $4.9 million for the CSO owned loans receivable guaranteed by the Company of approximately $39.7 million and $40.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

NOTE 4—VARIABLE INTEREST ENTITY

The Company is involved with three entities that are deemed to be a VIE: Elastic SPV, Ltd. and two CSO lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

(Dollars in thousands)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$25,424	$15,096
Loans receivable, net of allowance for loan losses of $27,802 and $19,389, respectively	207,051	157,109
Prepaid expenses and other assets ($0 and $52, respectively, eliminates upon consolidation)	—	52
Receivable from payment processors	10,075	7,351
Total assets	$242,550	$179,608
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued liabilities ($4,131 and $4,856, respectively, eliminates upon consolidation)[1]	$15,255	$12,580
Reserve deposit liability ($29,700 and $21,825, respectively, eliminates upon consolidation)	29,700	21,825
Notes payable, net	197,595	145,203
Members' equity	—	—
Total liabilities and members’ equity	$242,550	$179,608

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
For the three and nine months ended September 30, 2017 and 2016

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
On August 30, 2017, the VPC Facility was amended to:

•	convert the existing US Convertible Term Notes balance to become a part of the existing 4th Tranche Term Note effective January 30, 2018,

•	extend the maturity date of the 4th Tranche Term Note to February 1, 2021,

•	the 4th Tranche Term Note interest rate will be lowered to the base rate plus 13% after January 30, 2018,

•	increase the UK Term Note commitment amount to approximately $47.9 million (comprised of $35.0 million and £10.0 million),

•	extend the maturity date of the UK Term Note to February 1, 2021, and

•	the UK Term Note interest rate will be lowered to the base rate plus 14% after January 30, 2018.
Due to the transfer of $7.0 million of the UK Term Note from US dollar ("USD") to British pounds ("GBP"), the Company realized a previously unrealized foreign currency loss of approximately $6.0 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

This facility provides the following term notes at September 30, 2017:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at September 30, 2017 and December 31, 2016 was 12.33% and 14.94%, respectively.

•
A maximum borrowing amount of $48 million and $50 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the UK Sunny loan portfolio (“UK Term Note”) as of September 30, 2017 and December 31, 2016. The blended interest rate at September 30, 2017 and December 31, 2016 was 17.33% and 16.93%, respectively.

•
A maximum borrowing amount of $0 million and $45 million at a base rate (defined as the 3-month LIBOR rate) plus 18% used to fund working capital (“ELCS Sub-debt Term Note”) as of September 30, 2017 and December 31, 2016, respectively. In April 2017, the Company paid down the entire $45 million using proceeds from the IPO. The blended interest rate at December 31, 2016 was 18.93%. The outstanding balance of this note was $0 as of September 30, 2017.

•
A maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17% (“4th Tranche Term Note”). The blended interest rate at September 30, 2017 and December 31, 2016 was 18.33% and 18.00%, respectively.

•
A maximum borrowing amount of $10 million and $25 million as of September 30, 2017 and December 31, 2016, respectively, bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The blended interest rate at September 30, 2017 and December 31, 2016 was 10.33% and 10.00%, respectively.

The US Term Note has a maturity date of February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. The Company expects the $75 million will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date as well. The UK Term Note and the 4th Tranche Term Note have a maturity date of February 1, 2021. The Convertible Term Note has a maturity date of January 30, 2018, but will become part of the 4th Tranche Term Note on that date. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2017 and December 31, 2016.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

Share-settled debt may settle by providing the holder with a variable number of shares with an aggregate fair value equaling the debt principal outstanding. Share-settled debt may use a discount to the fair value of the share price to determine the number of shares to be delivered, resulting in settlement at a premium, and is analyzed to determine whether the share settled debt contains a beneficial conversion feature or contingent beneficial conversion feature. Share-settled debt may be measured at fair value or at its accreted value depending on the specific terms of the settlement provisions of the debt instrument. The Company evaluates the embedded features within debt instruments to determine if embedded features are required to be bifurcated and recognized as a derivative instrument. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of a single compound derivative is recognized as a derivative liability and a debt discount. The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). The debt discount is amortized to non-cash interest expense using the effective interest method over the life of the associated debt. In connection with the conversion (i.e., settlement) of share-settled debt into common stock, the Company will recognize a gain or loss for the change in fair value of the associated derivative liabilities on conversion and a loss on extinguishment of debt from the acceleration of the unamortized balance of the debt discount and issuance costs. See Note 8—Fair Value Measurements for additional information.

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
For the three and nine months ended September 30, 2017 and 2016

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

On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019, and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for a portion of the ESPV Facility to July 1, 2021, excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. The Company expects this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date as well. The ESPV Facility is used to purchase loan participations from the third party bank partner. The blended interest rate at September 30, 2017 and December 31, 2016 was 14.14% and 13.81%, respectively.
There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of September 30, 2017 and December 31, 2016.

VPC and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
US Term Note bearing interest at 3-month LIBOR +11% (2017) + 13-15% (2016)	$222,000	$222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	23,047	47,800
ELCS Sub-debt Term Note bearing interest at 3-month LIBOR + 18%	—	45,000
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	10,050	10,000
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	198,000	145,500
Debt discount and issuance costs	(1,553)	(1,822)
Total	$476,544	$493,478

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

Future debt maturities as of September 30, 2017 are as follows:

Year (dollars in thousands)	September 30, 2017
Remainder of 2017	$—
2018	134,050
2019	—
2020	—
2021	344,047
Total	$478,097

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at September 30, 2017 and December 31, 2016 was approximately $16 million. There were no changes to goodwill during the nine months ended September 30, 2017. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.6 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of September 30, 2017 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,916)	1,488
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(2,988)	$2,168
The carrying value of acquired intangible assets as of December 31, 2016 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,780)	1,624
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(2,852)	$2,304
Total amortization expense recognized for the three months ended September 30, 2017 and 2016 was approximately $45 thousand for both periods. Total amortization expense recognized for the nine months ended September 30, 2017 and 2016 was approximately $136 thousand and $135 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 8.3 years at September 30, 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

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
Stock-based compensation expense recognized for the three months ended September 30, 2017 and 2016 totaled approximately $1.6 million and $0.6 million, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2017 and 2016 totaled approximately $4.4 million and $1.0 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved for issuance under the 2016 Plan 6,262,184 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it becomes effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2017, the total number of shares available for future grants under the 2016 Plan was 359,955 shares.
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
In conjunction with the 2016 and 2014 Plans, as of September 30, 2017, the Company had granted stock options and RSUs which are described in more detail below.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

During the nine months ended September 30, 2017, the Company granted 111,177 incentive stock options with a weighted average exercise price of $8.08 per share and a weighted average fair value of $2.88 per share. These options have a contractual term of 10 years and vest 25% on the first anniversary of the effective date and 2.083% each month thereafter until full vesting on the fourth anniversary of the effective date, with vesting accelerated upon the completion of the IPO for certain grants (see Note 1—Basis of Presentation and Accounting Changes—Initial Public Offering and Stock-Based Compensation).
A summary of stock option activity as of and for the nine months ended September 30, 2017 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	3,501,412	$4.18
Granted	111,177	8.08
Exercised(1)	(469,915)	2.14
Forfeited	(75,997)	6.01
Outstanding at September 30, 2017	3,066,677	4.60	5.74
Options exercisable at September 30, 2017	2,736,521	$4.29	5.47

(1)
During the nine months ended September 30, 2017, certain exercised options were net share-settled to cover the required exercise price and withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 111,177 shares which had a value equivalent to the aggregate exercise price of approximately $476 thousand plus the employees' minimum statutory obligation of approximately $422 thousand for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld was based on the fair market value of our common stock on their exercise date as determined by the Company. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise have been issued.

At September 30, 2017, there was approximately $0.7 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised for the nine months ended September 30, 2017 was $2.7 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted during the nine months ended September 30, 2017 was $7.50. These RSUs have a contractual term of 10 years and primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2017 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	425,260	$8.12
Granted	2,431,505	7.50
Vested	—	—
Forfeited	(21,213)	7.65
Nonvested at September 30, 2017	2,835,552	$7.59

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

At September 30, 2017, there was approximately $13.5 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 3.4 years. No RSUs vested during the nine months ended September 30, 2017, and, as such, the total vest-date fair value of RSUs vested for the nine months ended September 30, 2017 was $0.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. There are currently 525,000 shares authorized and reserved for the ESPP. There have been no shares purchased under the ESPP for the nine months ended September 30, 2017.
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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2017 and 2016, there were no significant transfers between levels.

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
For the three and nine months ended September 30, 2017 and 2016

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The change in the Derivative liability for the three and nine months ended September 30, 2017 are shown in the following table:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2016	$1,750
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	$2,517
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	$133
Balance, March 31, 2017	$4,400

Reduction of derivative due to $14.9 million repayment of the underlying Convertible Term Note (Non-Operating expense in the Condensed Consolidated Income Statements)	(2,746)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	$100
Balance, June 30, 2017	$1,754

Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	$106
Balance, September 30, 2017	$1,860

The Convertible Term Notes and the Derivative liability were not outstanding at September 30, 2016.

The Company’s derivative liability associated with its Convertible Term Notes is measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations are highly subjective and subject to interpretation and include inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors prior to the IPO included (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes will be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder will opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate is based on the three-month LIBOR rate. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs could result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes are as follows:

	September 30, 2017	December 31, 2016
Expected life (months)	4	6-13
Conversion discount percentage	N/A	20%
Floating rate	10.33% - 10.55%	10.00% - 10.62%
Risk-free rate	1.19%	0.92%
Market yield	23.44%	23.86%
Non-marketability discount	N/A	9%
Non-marketability discount volatility	N/A	53.9%

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

NOTE 9—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2017 and 2016 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Current income tax expense (benefit):
Federal	$72	$(79)	$227	$43
State	(57)	158	359	315
Total current income tax expense	15	79	586	358

Deferred income tax benefit:
Federal	(3,029)	(2,111)	(2,464)	(2,366)
State	(842)	(555)	(767)	(579)
Stock options	(68)	—	(758)	—
Deductible IPO costs	(55)	—	(859)	—
Total deferred income tax benefit	(3,994)	(2,666)	(4,848)	(2,945)

Total income tax benefit	$(3,979)	$(2,587)	$(4,262)	$(2,587)

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.
The Company’s US effective tax rates for the nine months ended September 30, 2017 and 2016, adjusted for discrete items, were 95% and 30%, respectively. For the nine months ended September 30, 2017, the Company’s US effective tax rate differed from the standard corporate federal income tax rate of 35% primarily due to its corporate state tax obligations in the states where it has lending activities and its permanent non-deductible items. The Company's US cash effective tax rate was approximately 33%.
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for both the domestic and foreign deferred tax assets, net.

US deferred tax assets, net
At September 30, 2017 and December 31, 2016, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at September 30, 2017 and December 31, 2016 was approximately $28.6 million. The NOL carryforward expires beginning in 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

Significant positive factors included the following:

•
The Company had taxable income for the nine months ended September 30, 2017. For 2017, the Company is forecasting US taxable income as it continues to scale its business and generate even greater operating income.

•
The 2017 forecast used to determine the realizability of the deferred tax assets did not consider the completion of the IPO and was projecting US taxable income for 2017. Proceeds received as a result of the IPO were used to pay down debt resulting in a reduction in interest expense. This resulted in increased US taxable income, which will allow the Company to utilize a portion of the NOL in 2017.

•
In 2016, the Company continued to grow its operating income (from $9 million in 2015 to $48 million in 2016). If the Company had not postponed its IPO in early January 2016 due to market conditions, the Company would have had US taxable income in 2016 and begun utilizing its NOL (in 2016 the Company also planned to use the IPO proceeds to pay down debt and reduce interest expense).

•
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

•
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
UK deferred tax assets, net
At September 30, 2017 and December 31, 2016, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on an annual basis, and, as a result, there have been no changes as of September 30, 2017. Regardless of the deferred tax valuation allowance recognized at September 30, 2017 and December 31, 2016, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $31.5 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $31.5 million at September 30, 2017 and December 31, 2016 can be carried forward indefinitely.

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
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $170.1 million and $110.7 million in available and unfunded credit lines at September 30, 2017 and December 31, 2016, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $1.4 million and $0 at September 30, 2017 and December 31, 2016, respectively, in available and unfunded credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a 7 year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At September 30, 2017 and December 31, 2016, the Company had $500 thousand and $0, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Revenues
United States	$146,904	$129,874	$403,990	$341,071
United Kingdom	25,947	24,046	75,699	70,351
Total	$172,851	$153,920	$479,689	$411,422

	September 30, 2017	December 31, 2016
Long-lived assets
United States	$27,030	$23,141
United Kingdom	12,535	11,349
Total	$39,565	$34,490

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2017 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $219 thousand and $239 thousand for the three months ended September 30, 2017 and 2016, respectively. Rent and utility payments made to Think Finance for office space were approximately $0.7 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Statements of Operations. Total payments for equipment were approximately $0 and $63 thousand for the three months ended September 30, 2017 and 2016, respectively. Payments for equipment were approximately $42 thousand and $237 thousand for the nine months ended September 30, 2017 and 2016, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Statements of Operations.
At September 30, 2017 and December 31, 2016, the Company had approximately $71 thousand and $21 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
Expenses related to board of director fees, travel reimbursements, stock compensation, and a consulting arrangement with a related party for the three and nine months ended September 30, 2017 and 2016 are included in Professional services within the Condensed Consolidated Statement of Operations and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Fees and travel expenses	$119	$58
Stock compensation	254	56
Consulting	75	75
Total board related expenses	$448	$189

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Fees and travel expenses	$365	$208
Stock compensation	582	77
Consulting	225	228
Total board related expenses	$1,172	$513
In addition to amounts due to Think Finance as disclosed above, at September 30, 2017 and December 31, 2016, the Company had approximately $65 thousand and $25 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there has been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
On October 9, 2017, ELCS entered into a Second Amendment to Services Agreement (“Second Amendment”), which amends the Services Agreement dated July 15, 2015, as amended by the Amendment to Services Agreement dated November 22, 2016 ("First Amendment"), with NCP Finance Ohio, LLC ("NCP"). Each of the Second Amendment and the First Amendment revised certain terms related to the fee structure between ELCS and NCP and the related compensation paid by NCP to ELCS.
The Company made draws on the VPC Facility of $10 million subsequent to September 30, 2017.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving approximately 1.8 million customers with $4.9 billion in credit. Our current online credit products, Rise, Elastic and Sunny, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through September 30, 2017, Rise, Elastic and Sunny, together, have provided approximately $3.4 billion in credit to approximately 995 thousand customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2016 grew 34% compared to revenues for 2015 and revenues for the nine months ended September 30, 2017 grew 17% compared to the nine months ended September 30, 2016. Our combined loan principal balances grew 22% from $448.3 million as of September 30, 2016 to $548.9 million as of September 30, 2017. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $433 million at September 30, 2017. See “—Liquidity and Capital Resources—Debt facilities.”

The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. We purchased these loan participations ourselves through June 30, 2015 and thus earned 90% of the revenues and incurred 90% of the losses associated with the Elastic product through that date. Due to the significant growth in Elastic, commencing July 1, 2015, a new structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a variable interest entity in its consolidated financial results.

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $250 million as of September 30, 2017. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $19.0 million, or 12%, from $153.9 million for the three months ended September 30, 2016 to $172.9 million for the three months ended September 30, 2017.  For the nine months ended September 30, 2017, our total revenues increased 17% as compared to the same prior year period, increasing from $411.4 million to $479.7 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

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
Certain of our metrics are non-GAAP financial measures. We believe that such metrics are useful in period-to-period comparisons of our core business. However, non-GAAP financial measures are not an alternative to any measure of financial performance calculated and presented in accordance with GAAP. See “—Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to GAAP.

Revenue growth

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue growth metrics (dollars in thousands, except as noted)	2017	2016	2017	2016
Revenues	$172,851	$153,920	$479,689	$411,422
Period-over-period revenue growth	12%	29%	17%	37%
Ending combined loans receivable – principal(1)	548,888	448,259	548,888	448,259
Average combined loans receivable – principal(1)(2)	523,452	418,044	481,260	368,304
Total combined loans originated – principal	364,268	317,839	920,592	770,464
Average customer loan balance (in dollars)(3)	1,673	1,591	1,673	1,591
Number of new customer loans	91,081	98,070	210,522	207,317
Number of loans outstanding	325,579	281,190	325,579	281,190
Customer acquisition costs (in dollars)	222	234	239	242
Effective APR of combined loan portfolio	129%	146%	132%	149%
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

The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
New customer loans originated	38,242	34,511	72,753	18,328	91,081
Former customer loans originated	18,725	—	18,725	—	18,725
Attrition	(38,298)	(14,571)	(52,869)	(17,695)	(70,564)
Ending number of combined loans outstanding	123,978	126,677	250,655	74,924	325,579
Customer acquisition cost	$240	$168	$206	$287	$222
Average customer loan balance	$2,269	$1,764	$2,014	$532	$1,673

	Three Months Ended September 30, 2016
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	111,494	54,114	165,608	65,512	231,120
New customer loans originated	40,242	29,134	69,376	28,694	98,070
Former customer loans originated	20,428	22	20,450	—	20,450
Attrition	(42,640)	(8,079)	(50,719)	(17,731)	(68,450)
Ending number of combined loans outstanding	129,524	75,191	204,715	76,475	281,190
Customer acquisition cost	$278	$141	$221	$265	$234
Average customer loan balance	$2,084	$1,816	$1,986	$535	$1,591
_________

(1)	Represents loan activity attributable to Rise for the periods ended September 30, 2017 and 2016.

(2)	Represents loan activity attributable to Elastic for the periods ended September 30, 2017 and 2016.

(3)	Represents loan activity attributable to Sunny for the periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30, 2017
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	74,174	79,159	153,333	57,189	210,522
Former customer loans originated	52,238	—	52,238	—	52,238
Attrition	(124,430)	(41,635)	(166,065)	(60,309)	(226,374)
Ending number of combined loans outstanding	123,978	126,677	250,655	74,924	325,579
Customer acquisition cost	$302	$166	$232	$259	$239
Average customer loan balance	$2,269	$1,764	$2,014	$532	$1,673

	Nine Months Ended September 30, 2016
	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total
Beginning number of combined loans outstanding	118,222	36,487	154,709	68,014	222,723
New customer loans originated	86,205	57,544	143,749	63,568	207,317
Former customer loans originated	63,307	110	63,417	—	63,417
Attrition	(138,210)	(18,950)	(157,160)	(55,107)	(212,267)
Ending number of combined loans outstanding	129,524	75,191	204,715	76,475	281,190
Customer acquisition cost	$283	$146	$228	$274	$242
Average customer loan balance	$2,084	$1,816	$1,986	$535	$1,591
_________

(1)	Represents loan activity attributable to Rise for the periods ended September 30, 2017 and 2016.

(2)	Represents loan activity attributable to Elastic for the periods ended September 30, 2017 and 2016.

(3)	Represents loan activity attributable to Sunny for the periods ended September 30, 2017 and 2016.
Recent trends.    Our revenues for the three months ended September 30, 2017 totaled $172.9 million, up 12% versus the three months ended September 30, 2016. Our revenues for the nine months ended September 30, 2017 totaled $479.7 million, up 17% versus the nine months ended September 30, 2016. This growth in revenues was driven by a 25% and 31% increase in our average combined loans receivable - principal balance for the three and nine month periods, respectively, as we continued to expand our customer base, with customer loans outstanding increasing 16% over the prior year amount. In particular our Elastic line of credit product has approximately 68% more customer loans outstanding as compared to a year ago.

The growth in loan balances drove the increase in revenues for the three months ended September 30, 2017, offset in part by a decrease in the average APR on the loan portfolio, which declined to 129% during the three months ended September 30, 2017 from 146% during the prior year period. In addition, a similar trend took place for the nine months ended September 30, 2017 with APR declining to 132% during the nine months ended September 30, 2017 from 149% during the nine months ended September 30, 2016. This decrease in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 96% during the three and nine months ended September 30, 2017 compared to Rise, which has an average effective APR of approximately 138% and 141% during the three and nine months ended September 30, 2017, respectively, contributing to the overall reduction in the consolidated APR. In addition, 2017 loan growth in Rise has primarily occurred in lower APR states such as Georgia and Illinois, which have effective APR rate caps of 60% and 99%, respectively, thus reducing the average Rise APR. While this has slowed the growth in Rise revenue, it has resulted in better credit quality in the Rise loan portfolio and a reduction in loan loss provision. Further, as the loan portfolios for Rise and Sunny installment loans continue to mature, their respective average APR will also continue to drop.

Lastly we believe the delay in the tax refund season and the recent hurricanes in Texas and Florida have had, and will continue to have during the fourth quarter of 2017, an impact on our revenue growth in 2017. The delay in the tax refund season slowed our revenue growth this year. We typically start our seasonal growth period in the late April and early May period but in 2017 it was delayed until mid-June costing us what we currently estimate to be approximately $10 million of revenue growth this year. Additionally, we now expect roughly $5 million less revenue this year, primarily related to Elastic, resulting from the recent hurricanes. The September and October 2017 direct mail drops for acquiring Elastic customers, which we committed to in early August 2017, have had much lower customer response rates in Texas and Florida. This, along with decreased line utilization from existing Elastic customers, is expected to result in Elastic having lower loans outstanding and revenue than what we were originally forecasting for the fourth quarter of 2017. See “Risk Factors—Risks Related to Our Business and Industry—Our recent growth rate may not be indicative of our ability to continue to grow, if at all, in the future.”
As discussed above, our customer acquisition is seasonal in nature and we typically do not acquire many more customers during the first quarter of each fiscal year. Our CAC during the third quarter was below our targeted range, even as we funded over 91,000 new loans, due to more efficient marketing spend across our marketing channels compared to prior quarters. Further, we believe our CAC in future quarters will remain within or below our normalized range of $250 to $300 as we continue to fine tune our marketing channels. The average customer loan balance of $1,673 also increased 5% from the three and nine months ended September 30, 2017 compared to the prior year periods. We expect this trend in average customer loan balance to continue as our loan portfolio continues to grow and mature with more existing and repeat customers, who typically have higher loan amounts.

Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands)	2017	2016	2017	2016
Net charge-offs(1)	$80,232	$74,125	$248,392	$203,288
Additional provision for loan losses(1)	15,971	17,157	2,901	14,217
Provision for loan losses	$96,203	$91,282	$251,293	$217,505
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)(3)	11%	13%	11%	13%
Net charge-offs as a percentage of revenues(1)	46%	48%	52%	49%
Total provision for loan losses as a percentage of revenues	56%	59%	52%	53%
Combined loan loss reserve(4)	$86,069	$78,885	$86,069	$78,885
Combined loan loss reserve as a percentage of combined loans receivable(4)	15%	17%	15%	17%
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

(3)
Certain amounts in the prior periods presented here have been reclassified to conform to the current period financial statement presentation related to customers within the 16 day grace period that were reported as past due that were in fact current in accordance with our policy as discussed in Note 1—Basis of Presentation and Accounting Changes.

(4)
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

Recent trends.    For the three and nine months ended September 30, 2017, net charge-offs as a percentage of revenues was 46% and 52%, respectively. In balancing the growth, mix and credit quality of our loan portfolio, we aim to manage this ratio between 45% and 55% on an annual basis. Our historical range of net charge-offs as a percentage of revenues is generally from 42% to 59%. The net charge-offs as a percentage of revenues for the nine months ended September 30, 2017 was at the high end of our targeted range due to losses associated with Rise installment loans that were originated during the fourth quarter of 2016 associated with the rollout of a new credit score. We expect our year-to-date net charge-offs as a percentage of revenues will continue to trend lower due to continued improvements in our underwriting and the ongoing maturation of the loan portfolio. Total loan loss provision for the three and nine months ended September 30, 2017 was 56% and 52% of revenues, respectively, which was at the high end of our targeted range of 45% to 55%, due to the strong growth in combined loans receivable - principal experienced during the third quarter of 2017. The Company typically experiences strong loan growth and a corresponding increase in total loan loss provision during the third quarter of every year.

The combined loan loss reserve as a percentage of combined loans receivable totaled 15%, 16% and 17% as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively, reflecting continued improvements to our underwriting and ongoing maturation of the loan portfolio. Past due loan balances were 11% of total combined loans receivable - principal, versus 13% a year ago. Additionally, we do not anticipate any material credit quality impact on the fourth quarter of 2017 as a result of the recent hurricanes in Texas and Florida based on customer payments through October 2017.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through September 30, 2017 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range.

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2017	2016	2017	2016

Revenues	$172,851	$153,920	$479,689	$411,422
Net charge-offs(1)	(80,232)	(74,125)	(248,392)	(203,288)
Additional provision for loan losses(1)	(15,971)	(17,157)	(2,901)	(14,217)
Direct marketing costs	(20,242)	(22,912)	(50,322)	(50,201)
Other cost of sales	(5,834)	(4,958)	(14,367)	(12,864)
Gross profit	50,572	34,768	163,707	130,852
Operating expenses	(37,130)	(34,969)	(113,316)	(100,318)
Operating income (loss)	$13,442	$(201)	$50,391	$30,534
As a percentage of revenues:
Net charge-offs	46%	48%	52%	49%
Additional provision for loan losses	9	11	1	3
Direct marketing costs	12	15	10	12
Other cost of sales	3	3	3	3
Gross margin	29	23	34	32
Operating expenses	21	23	24	24
Operating margin	8%	—%	11%	7%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to increase as we continue to scale our business.
Recent operating margin trends.    For the three months ended September 30, 2017, our operating margin was 8%, which was an improvement from 0% in the prior year period. For the nine months ended September 30, 2017 our operating margin was 11%, an increase from 7% as compared to the prior year period.
Our direct marketing expense as a percentage of revenue continues to decline primarily due to two reasons. First, approximately 50% of our loan originations, on average each quarter, are from repeat customers, refinancings or Elastic customers utilizing additional funds on their line of credit. There is no direct marketing expense associated with any of these loan originations (all direct marketing expense is allocated to new customer loan originations). Thus, we are able to generate a significant amount of ongoing revenue from loan originations where we incur no additional direct marketing expense. As a result, year over year revenue growth was 12% and 17% for the three and nine month periods ended September 30, 2017, while direct marketing expenses were essentially flat for those comparable periods.
Additionally, we continue to acquire new customers at a CAC lower than our targeted range of $250-$300, and are acquiring roughly the same amount of customers in 2017 as we did in 2016. For the third quarter of 2017, our CAC decreased to $222 from $234 in the prior year period and below our targeted range due to more efficient marketing spend across our various marketing channels.
Operating expenses as a percentage of revenues decreased to 21% for the three months ended September 30, 2017, and stayed flat at 24% for the nine months ended September 30, 2017 compared to the respective prior year periods. Year over year revenue growth exceeded the increase in operating expenses, which were up $2.1 million and $13.0 million for the three and nine months ended September 30, 2017 as compared to the prior year periods. As we continue to further scale our business, we believe our operating expenses as a percentage of revenues should continue to decline to approximately 20% of revenues.

NON-GAAP FINANCIAL MEASURES
We believe that the inclusion of the following non-GAAP financial measures in this Quarterly Report on Form 10-Q can provide a useful measure for period-to-period comparisons of our core business, provide transparency and useful information to investors and others in understanding and evaluating our operating results, and enable investors to better compare our operating performance with the operating performance of our competitors. Management uses these non-GAAP financial measures frequently in its decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and give an additional indication of the Company’s core operating performance. However, non-GAAP financial measures are not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP. Other companies may calculate these non-GAAP financial measures differently than we do.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss), adjusted to exclude:

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
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) or any other performance measure derived in accordance with GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect expected cash capital expenditure requirements for such replacements or for new capital assets;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•
Adjusted EBITDA does not reflect interest associated with notes payable used for funding our customer loans, for other corporate purposes or tax payments that may represent a reduction in cash available to us.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)
Adjustments:
Net interest expense	17,261	17,090	54,602	44,798
Stock-based compensation	1,649	616	4,436	1,029
Foreign currency transaction (gains) losses	(536)	1,543	(2,820)	6,274
Depreciation and amortization	2,656	2,777	7,657	8,283
Income tax benefit	(3,979)	(2,587)	(4,262)	(2,587)
Non-operating (income) loss	106	—	(2,407)	—
Adjusted EBITDA	$17,747	$3,192	$62,484	$39,846

Adjusted EBITDA margin	10%	2%	13%	10%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016

Net cash provided by operating activities(1)	$209,628	$174,919
Adjustments:
Net charge-offs – combined principal loans	(197,388)	(150,110)
Capital expenditures	(12,503)	(5,809)
FCF	$(263)	$19,000
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016

Net charge-offs	$80,232	$74,125	$248,392	$203,288
Additional provision for loan losses	15,971	17,157	2,901	14,217
Provision for loan losses	$96,203	$91,282	$251,293	$217,505
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our condensed consolidated balance sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2016				2017
(dollars in thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30

Company Owned Loans:
Loans receivable – principal, current, company owned(5)	$255,543	$294,559	$352,595	$387,142	$367,744	$403,944	$450,891
Loans receivable – principal, past due, company owned(5)	34,471	41,475	57,811	57,342	48,007	45,839	61,040
Loans receivable – principal, total, company owned	290,014	336,034	410,406	444,484	415,751	449,783	511,931
Loans receivable – finance charges, company owned	19,045	20,093	22,745	25,630	21,359	21,866	27,625
Loans receivable – company owned	309,059	356,127	433,151	470,114	437,110	471,649	539,556
Allowance for loan losses on loans receivable, company owned	(51,296)	(54,873)	(73,019)	(77,451)	(69,798)	(66,030)	(80,972)
Loans receivable, net, company owned	$257,763	$301,254	$360,132	$392,663	$367,312	$405,619	$458,584
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company(5)	$28,556	$34,748	$35,388	$34,466	$27,841	$30,210	$35,690
Loans receivable – principal, past due, guaranteed by company(5)	2,112	2,911	2,465	2,260	957	1,066	1,267
Loans receivable – principal, total, guaranteed by company(1)	30,668	37,659	37,853	36,726	28,798	31,276	36,957
Loans receivable – finance charges, guaranteed by company(2)	1,541	1,626	3,129	3,772	2,754	2,365	2,751
Loans receivable – guaranteed by company	32,209	39,285	40,982	40,498	31,552	33,641	39,708
Liability for losses on loans receivable, guaranteed by company	(4,296)	(7,124)	(5,866)	(4,925)	(3,565)	(3,810)	(5,097)
Loans receivable, net, guaranteed by company(3)	$27,913	$32,161	$35,116	$35,573	$27,987	$29,831	$34,611
Combined Loans Receivable(3):
Combined loans receivable – principal, current(5)	$284,099	$329,307	$387,983	$421,608	$395,585	$434,154	$486,581
Combined loans receivable – principal, past due(5)	36,583	44,386	60,276	59,602	48,964	46,905	62,307
Combined loans receivable – principal	320,682	373,693	448,259	481,210	444,549	481,059	548,888
Combined loans receivable – finance charges	20,586	21,719	25,874	29,402	24,113	24,231	30,376
Combined loans receivable	$341,268	$395,412	$474,133	$510,612	$468,662	$505,290	$579,264

	2016				2017
(dollars in thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(51,296)	$(54,873)	$(73,019)	$(77,451)	$(69,798)	$(66,030)	$(80,972)
Liability for losses on loans receivable, guaranteed by company	(4,296)	(7,124)	(5,866)	(4,925)	(3,565)	(3,810)	(5,097)
Combined loan loss reserve	$(55,592)	$(61,997)	$(78,885)	$(82,376)	$(73,363)	$(69,840)	$(86,069)
Combined loans receivable – principal, past due(3)(5)	$36,583	$44,386	$60,276	$59,602	$48,964	$46,905	$62,307
Combined loans receivable – principal(3)	320,682	373,693	448,259	481,210	444,549	481,059	548,888
Percentage past due(5)	11%	12%	13%	12%	11%	10%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	16%	17%	16%	16%	14%	15%
Allowance for loan losses as a percentage of loans receivable – company owned	17%	15%	17%	16%	16%	14%	15%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

(5)
Certain amounts in the prior periods presented here have been reclassified to conform to the current period financial statement presentation related to customers within the 16 day grace period that were reported as past due that were in fact current in accordance with our policy as discussed in Note 1—Basis of Presentation and Accounting Changes.

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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the nine months ended September 30, 2017, net interest expense also included changes to the debt discount for the Convertible Term Notes.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income.    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated statements of operations data (dollars in thousands)	2017	2016	2017	2016

Revenues	$172,851	$153,920	$479,689	$411,422
Cost of sales:
Provision for loan losses	96,203	91,282	251,293	217,505
Direct marketing costs	20,242	22,912	50,322	50,201
Other cost of sales	5,834	4,958	14,367	12,864
Total cost of sales	122,279	119,152	315,982	280,570
Gross profit	50,572	34,768	163,707	130,852
Operating expenses:
Compensation and benefits	19,502	17,496	60,854	50,180
Professional services	8,618	8,434	25,045	23,098
Selling and marketing	2,042	2,418	6,662	7,810
Occupancy and equipment	3,227	2,928	10,003	8,481
Depreciation and amortization	2,656	2,777	7,657	8,283
Other	1,085	916	3,095	2,466
Total operating expenses	37,130	34,969	113,316	100,318
Operating income (loss)	13,442	(201)	50,391	30,534
Other income (expense):
Net interest expense	(17,261)	(17,090)	(54,602)	(44,798)
Foreign currency transaction gain (loss)	536	(1,543)	2,820	(6,274)
Non-operating income (expense)	(106)	—	2,407	—
Total other expense	(16,831)	(18,633)	(49,375)	(51,072)
Income (loss) before taxes	(3,389)	(18,834)	1,016	(20,538)
Income tax benefit	(3,979)	(2,587)	(4,262)	(2,587)
Net income (loss)	$590	$(16,247)	$5,278	$(17,951)

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2017	2016	2017	2016

Cost of sales:
Provision for loan losses	56%	59%	52%	53%
Direct marketing costs	12	15	10	12
Other cost of sales	3	3	3	3
Total cost of sales	71	77	66	68
Gross profit	29	23	34	32
Operating expenses:
Compensation and benefits	11	11	13	12
Professional services	5	5	5	6
Selling and marketing	1	2	1	2
Occupancy and equipment	2	2	2	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	21	23	24	24
Operating income (loss)	8	—	11	7
Other income (expense):
Net interest expense	(10)	(11)	(11)	(11)
Foreign currency transaction gain (loss)	—	(1)	1	(2)
Non-operating income	—	—	1	—
Total other expense	(10)	(12)	(10)	(12)
Income (loss) before taxes	(2)	(12)	—	(5)
Income tax benefit	(2)	(2)	(1)	(1)
Net income (loss)	—%	(11)%	1%	(4)%
Comparison of the three months ended September 30, 2017 and 2016
Revenues

	Three Months Ended September 30,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$170,418	99%	$153,306	100%	$17,112	11%
Other	2,433	1	614	—	1,819	296
Revenues	$172,851	100%	$153,920	100%	$18,931	12%

Revenues increased by $18.9 million, or 12%, from $153.9 million for the three months ended September 30, 2016 to $172.9 million for the three months ended September 30, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. In addition, the delay in the tax refund season cost us what we currently estimate to be approximately $4 million of revenue growth for the three months ended September 30, 2017. The recent hurricanes in Texas and Florida did not have a material impact on revenue for the three months ended September 30, 2017 but are expected to impact us in the fourth quarter of 2017 due to lower response rates from the September and October direct mail campaigns for the Elastic product. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The increase in Other revenues is due to an increase in marketing and licensing fees received from the originating lenders related to the Elastic product and Rise CSO programs.
The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Three Months Ended September 30, 2017
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$265,075	$215,677	$480,752	$42,700	$523,452
Effective APR	138%	96%	119%	240%	129%
Finance charges	$92,331	$52,261	$144,592	$25,826	$170,418
Other	1,708	604	2,312	121	2,433
Total revenue	$94,039	$52,865	$146,904	$25,947	$172,851

	Three Months Ended September 30, 2016
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$255,378	$121,396	$376,774	$41,270	$418,044
Effective APR	157%	94%	136%	232%	146%
Finance charges	$100,539	$28,722	$129,261	$24,045	$153,306
Other	104	510	614	—	614
Total revenue	$100,643	$29,232	$129,875	$24,045	$153,920

 _________

(1)	Represents loans and revenue related to our Rise product. Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents loans and revenue related to our Elastic product.

(3)	Represents loans and revenue related to our Sunny product.

(4)	Average combined loans receivable – principal is calculated using daily principal balances.

During the three months ended September 30, 2017, our average combined loans receivable – principal increased $105.4 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $34.3 million during the three months ended September 30, 2017 compared to the same prior year period. This increase was offset by a $17.2 million decrease due to a reduction in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of increasing average combined loans receivable – principal year-over-year and lower average effective APR to continue.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$96,203	56%	$91,282	59%	$4,921	5%
Direct marketing costs	20,242	12	22,912	15	(2,670)	(12)
Other cost of sales	5,834	3	4,958	3	876	18
Total cost of sales	$122,279	71%	$119,152	77%	$3,127	3%
Provision for loan losses.    Provision for loan losses increased by $4.9 million, or 5%, from $91.3 million for the three months ended September 30, 2016 to $96.2 million for the three months ended September 30, 2017 primarily due to a $6.1 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was accompanied by a decrease of $1.2 million in the additional provision for loan losses due to the improved credit quality of the portfolio.
The tables below break out these changes by loan product:

	Three Months Ended September 30, 2017
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$41,029	$20,686	$61,715	$8,125	$69,840
Net charge-offs	(46,833)	(24,691)	(71,524)	(8,708)	(80,232)
Provision for loan losses	55,560	31,807	87,367	8,836	96,203
Effect of foreign currency	—	—	—	258	258
Ending balance	$49,756	$27,802	$77,558	$8,511	$86,069
Combined loans receivable(4)(5)	$301,323	$234,853	$536,176	$43,088	$579,264
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	12%	14%	20%	15%
Net charge-offs as a percentage of revenues	50%	47%	49%	34%	46%
Provision for loan losses as a percentage of revenues	59%	60%	59%	34%	56%

	Three Months Ended September 30, 2016
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$42,219	$11,558	$53,777	$8,220	$61,997
Net charge-offs	(53,297)	(13,383)	(66,680)	(7,445)	(74,125)
Provision for loan losses	65,009	18,477	83,486	7,796	91,282
Effect of foreign currency	—	—	—	(269)	(269)
Ending balance	$53,931	$16,652	$70,583	$8,302	$78,885
Combined loans receivable(4)(5)	$287,452	$142,943	$430,395	$43,738	$474,133
Combined loan loss reserve as a percentage of ending combined loans receivable	19%	12%	16%	19%	17%
Net charge-offs as a percentage of revenues	53%	46%	51%	31%	48%
Provision for loan losses as a percentage of revenues	65%	63%	64%	32%	59%

 _________

(1)	Represents loan loss reserve attributable to Rise for the three months ended September 30, 2017 and 2016.

(2)	Represents loan loss reserve attributable to Elastic for the three months ended September 30, 2017 and 2016.

(3)	Represents loan loss reserve attributable to Sunny for the three months ended September 30, 2017 and 2016.

(4)
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

(5)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $6.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to loan growth in the Elastic product during 2017. Net charge-offs as a percentage of revenues for the three months ended September 30, 2017 was 46%, a decrease from 48% for the comparable period in 2016 and within our targeted range of 45% to 55%. Loan loss provision for the three months ended September 30, 2017 totaled 56% of revenues, down from 59% for the three months ended September 30, 2016 due to strong loan growth in the third quarter offset by a lower percentage of past due loan balances and improving overall portfolio credit quality.
Direct marketing costs.    Direct marketing costs decreased by $2.7 million, or 12%, from $22.9 million for the three months ended September 30, 2016 to $20.2 million for the three months ended September 30, 2017. For the three months ended September 30, 2017, the number of new customers acquired decreased to 91,081 compared to 98,070 during the three months ended September 30, 2016. The resulting CAC decreased by $12, or 5%, decreasing to $222, from $234 in the prior year period. The slight decrease in the number of new customers was due primarily to slower growth on Sunny. The decrease in CAC was primarily due to the improved effectiveness of our marketing efforts as we continue to fine tune our marketing channels.

Other cost of sales.    Other cost of sales increased by $0.9 million, or 18%, from $5.0 million for the three months ended September 30, 2016 to $5.8 million for the three months ended September 30, 2017 due to increased data verification costs for all products and settlement expenses primarily related to the Sunny product.

Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$19,502	11%	$17,496	11%	$2,006	11%
Professional services	8,618	5	8,434	5	184	2
Selling and marketing	2,042	1	2,418	2	(376)	(16)
Occupancy and equipment	3,227	2	2,928	2	299	10
Depreciation and amortization	2,656	2	2,777	2	(121)	(4)
Other	1,085	1	916	1	169	18
Total operating expenses	$37,130	21%	$34,969	23%	$2,161	6%
Compensation and benefits.    Compensation and benefits increased by $2.0 million, or 11%, from $17.5 million for the three months ended September 30, 2016 to $19.5 million for the three months ended September 30, 2017 primarily due to an increase in the number of employees as we continue to scale our business and an increase in stock-based compensation expense related to our IPO.
Professional services.     Professional services increased by $0.2 million, or 2%, from $8.4 million for the three months ended September 30, 2016 to $8.6 million for the three months ended September 30, 2017 primarily due to increased director and officer insurance premiums and other expenses as a result of becoming a public company, partially offset by decreases in contractors and recruiting costs.
Selling and marketing.    Selling and marketing decreased by $0.4 million, or 16%, from $2.4 million for the three months ended September 30, 2016 to $2.0 million for the three months ended September 30, 2017 primarily due to decreased advertising agency costs.
Occupancy and equipment.    Occupancy and equipment increased by $0.3 million, or 10%, from $2.9 million for the three months ended September 30, 2016 to $3.2 million for the three months ended September 30, 2017 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Depreciation and amortization decreased by $0.1 million, or 4%, from $2.8 million for the three months ended September 30, 2016 to $2.7 million for the three months ended September 30, 2017 primarily due to certain capitalized internally developed software costs fully depreciating during the quarter in addition to the impact of the change in the GBP foreign exchange rate.
Other expenses.    Other expenses increased by $0.2 million, or 18%, from $0.9 million for the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017 due to costs associated with scaling our business.

 Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$17,261	10%	$17,090	11%	$171	1%
Net interest expense increased $0.2 million, or 1%, during the three months ended September 30, 2017 versus the three months ended September 30, 2016 as our amount of debt used to fund loans increased only slightly compared to the prior year period as substantially all of the net proceeds from the IPO in April 2017 were used to repay a portion of the outstanding debt under the VPC Facility. At September 30, 2016, we had $452.3 million in notes payable outstanding under these debt facilities, which increased to $478.1 million at September 30, 2017 while company owned total loans receivable - principal increased over $100 million during that same period.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended September 30,
(dollars in thousands)	2017	2016

VPC Facility
Average facility balance during the period	$279,915	$322,247
Net interest expense	10,435	13,144
Effective cost of funds	14.8%	16.2%

ESPV Facility
Average facility balance during the period	$187,859	$112,614
Net interest expense	6,826	3,946
Effective cost of funds	14.4%	13.9%
Foreign currency transaction gain (loss)
During the three months ended September 30, 2017, we realized a $0.5 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the three months ended September 30, 2016 was $1.5 million and was realized due to the drop in the foreign exchange rate with the pound after the Brexit vote in June 2016. We have reduced our exposure to foreign exchange gains or losses due to $7.0 million of the UK Term Note now being denominated in GBP.

Non-operating income (expense)
During the three months ended September 30, 2017, we recognized $0.1 million in non-operating income related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. There was no non-operating income or expense recognized in the prior year period as there were no drawn amounts outstanding under the Convertible Term Notes at September 30, 2016.

Income tax expense (benefit)

	Three Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax benefit	$(3,979)	(2)%	$(2,587)	(2)%	$(1,392)	(54)%
Our income tax benefit increased $1.4 million, or 54%, from $2.6 million for the three months ended September 30, 2016 to $4.0 million for the three months ended September 30, 2017. Our US effective tax rates for the three months ended September 30, 2017 and 2016 was 75% and 74%, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 35% primarily due to our corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 33% for the third quarter of 2017. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the three months ended September 30, 2017 and 2016.
Net income (loss)

	Three Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$590	—%	$(16,247)	(11)%	$16,837	104%
Our net income increased $16.8 million, or 104%, from a net loss of $16.2 million for the three months ended September 30, 2016 to net income of $0.6 million for the three months ended September 30, 2017. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to scale our business.

Comparison of the nine months ended September 30, 2017 and 2016
Revenues

	Nine Months Ended September 30,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$474,803	99%	$410,232	100%	$64,571	16%
Other	4,886	1	1,190	—	3,696	311
Revenues	$479,689	100%	$411,422	100%	$68,267	17%
Revenues increased by $68.3 million, or 17%, from $411.4 million for the nine months ended September 30, 2016 to $479.7 million for the nine months ended September 30, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The delay in the tax refund season slowed our revenue growth this year. We typically start our seasonal growth period in the late April and early May period but in 2017 it was delayed until mid-June costing us what we currently estimate to be approximately $10 million of revenue growth this year. Additionally, we now expect roughly $5 million less revenue this year, primarily related to Elastic, resulting from the recent hurricanes. The increase in Other revenues is due to an increase in marketing and licensing fees received from the originating lenders related to the Elastic product and Rise CSO programs.

The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Nine Months Ended September 30, 2017
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$247,339	$191,006	$438,345	$42,915	$481,260
Effective APR	141%	96%	122%	235%	132%
Finance charges	$261,499	$137,841	$399,340	$75,463	$474,803
Other	3,265	1,385	4,650	236	4,886
Total revenue	$264,764	$139,226	$403,990	$75,699	$479,689

	Nine Months Ended September 30, 2016
(dollars in thousands)	US Installment (1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Average combined loans receivable – principal(4)	$233,943	$94,561	$328,504	$39,800	$368,304
Effective APR	158%	89%	138%	236%	149%
Finance charges	$277,021	$62,862	$339,883	$70,349	$410,232
Other	179	1,010	1,189	1	1,190
Total revenue	$277,200	$63,872	$341,072	$70,350	$411,422
 _________

(1)	Represents loans and revenue related to our Rise product. Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents loans and revenue related to our Elastic product.

(3)	Represents loans and revenue related to our Sunny product.

(4)	Average combined loans receivable – principal is calculated using daily principal balances.
During the nine months ended September 30, 2017, our average combined loans receivable – principal increased $113.0 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $111.5 million during the nine months ended September 30, 2017 compared to the same prior year period. This increase was offset by ($46.9) million due to a decrease in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of increasing combined loans receivable – principal year-over-year and lower average APR to continue.

Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$251,293	52%	$217,505	53%	$33,788	16%
Direct marketing costs	50,322	10	50,201	12	121	—
Other cost of sales	14,367	3	12,864	3	1,503	12
Total cost of sales	$315,982	66%	$280,570	68%	$35,412	13%
Provision for loan losses.    Provision for loan losses increased by $33.8 million, or 16%, from $217.5 million for the nine months ended September 30, 2016 to $251.3 million for the nine months ended September 30, 2017 primarily due to a $45.1 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was partially offset by a decrease of $11.3 million in our loan loss provision due to the improved credit quality of the portfolio.
The tables below break out these changes by loan product:

	Nine Months Ended September 30, 2017
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(149,509)	(68,630)	(218,139)	(30,253)	(248,392)
Provision for loan losses	145,929	77,043	222,972	28,321	251,293
Effect of foreign currency	—	—	—	792	792
Ending balance	$49,756	$27,802	$77,558	$8,511	$86,069
Combined loans receivable(4)(5)	$301,323	$234,853	$536,176	$43,088	$579,264
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	12%	14%	20%	15%
Net charge-offs as a percentage of revenues	56%	49%	54%	40%	52%
Provision for loan losses as a percentage of revenues	55%	55%	55%	37%	52%

	Nine Months Ended September 30, 2016
(dollars in thousands)	US Installment(1)	US Line of Credit(2)	Total Domestic	UK(3)	Total

Combined loan loss reserve(4):
Beginning balance	$46,635	$10,016	$56,651	$9,133	$65,784
Net charge-offs	(147,458)	(29,577)	(177,035)	(26,253)	(203,288)
Provision for loan losses	154,754	36,213	190,967	26,538	217,505
Effect of foreign currency	—	—	—	(1,116)	(1,116)
Ending balance	$53,931	$16,652	$70,583	$8,302	$78,885
Combined loans receivable(4)(5)	$287,452	$142,943	$430,395	$43,738	$474,133
Combined loan loss reserve as a percentage of ending combined loans receivable	19%	12%	16%	19%	17%
Net charge-offs as a percentage of revenues	53%	46%	52%	37%	49%
Provision for loan losses as a percentage of revenues	56%	57%	56%	38%	53%
 _________

(1)	Represents loan loss reserve attributable to Rise for the nine months ended September 30, 2017 and 2016.

(2)	Represents loan loss reserve attributable to Elastic for the nine months ended September 30, 2017 and 2016.

(3)	Represents loan loss reserve attributable to Sunny for the nine months ended September 30, 2017 and 2016.

(4)
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

(5)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $45.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to loan growth in all three products during 2017. Net charge-offs as a percentage of revenues for the nine months ended September 30, 2017 was 52%, an increase from 49% for the comparable period in 2016 and at the higher end of our historical range, primarily due to an increase in losses associated with Rise installment loans that were originated during the fourth quarter of 2016 associated with the rollout of a new credit score. Many of the Rise loans that charged off in the first quarter of 2017 were past due at December 31, 2016 and had significant loan loss reserves as of that time. As a result, total loan loss provision for the nine months ended September 30, 2017 was 52% of revenues as compared to 53% of revenue for the nine months ended September 30, 2016, which was within our targeted range of 45% to 55%.
Direct marketing costs.    Direct marketing costs were essentially flat for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, the number of new customers acquired increased to 210,522 compared to 207,317 during the nine months ended September 30, 2016 and the resulting CAC decreased by $3, decreasing to $239 from $242 in the prior year period. The decrease in CAC was primarily due to the improved efficiencies of our marketing efforts as we continue to fine tune our marketing channels. We expect marketing expenses to remain within or below our targeted range of $250 to $300 as we continue to fine our marketing channels in the fourth quarter of 2017.

Other cost of sales.    Other cost of sales increased by $1.5 million, or 12%, from $12.9 million for the nine months ended September 30, 2016 to $14.4 million for the nine months ended September 30, 2017 due to increased data verification costs for all products and settlement expenses primarily related to the Sunny product.

Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$60,854	13%	$50,180	12%	$10,674	21%
Professional services	25,045	5	23,098	6	1,947	8
Selling and marketing	6,662	1	7,810	2	(1,148)	(15)
Occupancy and equipment	10,003	2	8,481	2	1,522	18
Depreciation and amortization	7,657	2	8,283	2	(626)	(8)
Other	3,095	1	2,466	1%	629	26
Total operating expenses	$113,316	24%	$100,318	24%	$12,998	13%
Compensation and benefits.    Compensation and benefits increased by $10.7 million, or 21%, from $50.2 million for the nine months ended September 30, 2016 to $60.9 million for the nine months ended September 30, 2017 primarily due to increased stock-based compensation expenses associated with our IPO as well as an increase in the number of employees as we continue to scale our business.
Professional services.     Professional services increased by $1.9 million, or 8%, from $23.1 million for the nine months ended September 30, 2016 to $25.0 million for the nine months ended September 30, 2017 due to increased consulting costs, increased director and officer insurance premiums as a result of the IPO, and increased costs associated with our outsourced customer and collection services costs due to the growth in our overall loan portfolio and business.
Selling and marketing.    Selling and marketing decreased by $1.1 million, or 15%, from $7.8 million for the nine months ended September 30, 2016 to $6.7 million for the nine months ended September 30, 2017 primarily due to decreased advertising agency costs.
Occupancy and equipment.    Occupancy and equipment increased by $1.5 million, or 18%, from $8.5 million for the nine months ended September 30, 2016 to $10.0 million for the nine months ended September 30, 2017 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Depreciation and amortization decreased by $0.6 million, or 8%, from $8.3 million for the nine months ended September 30, 2016 to $7.7 million for the nine months ended September 30, 2017 primarily due to certain capitalized internally developed software costs fully depreciating.
Other expenses.    Other expenses increased by $0.6 million, or 26%, from $2.5 million for the nine months ended September 30, 2016 to $3.1 million for the nine months ended September 30, 2017 due to costs associated with scaling our business.

 Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$54,602	11%	$44,798	11%	$9,804	22%
Net interest expense increased $9.8 million, or 22%, during the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 as we expanded the debt facility with our third party lender, VPC, to continue to fund Rise and Sunny loan growth, as well as working capital for general corporate purposes. The ESPV Facility was also expanded to fund the strong growth in Elastic lines of credit product. In addition, $2.7 million of interest expense related to the amortization of the debt discount associated with the Convertible Term Notes was recognized for the nine months ended September 30, 2017. Of this amount, $2.0 million related to the $14.9 million repayment on the Convertible Term Notes as discussed in Note 5—Notes Payable in the Condensed Consolidated Financial Statements. At September 30, 2016, we had $452.3 million in notes payable outstanding under these debt facilities, which increased to $478.1 million at September 30, 2017 primarily related to growth in our loan portfolio. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense.
The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016

VPC Facility
Average facility balance during the period	$312,125	$295,636
Net interest expense	36,881	35,531
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	(1,974)	—
Net interest expense, as adjusted	$34,907	$35.531
Effective cost of funds	15.8%	16.1%
Effective cost of funds, as adjusted	15.0%	16.1%

ESPV Facility
Average facility balance during the period	$165,585	$88,082
Net interest expense	17,721	9,267
Effective cost of funds	14.3%	14.1%
Foreign currency transaction gain (loss)
During the nine months ended September 30, 2017, we realized a $2.8 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the nine months ended September 30, 2016 was $6.3 million and was realized due to the drop in foreign exchange rate with the pound after the Brexit vote in June 2016. We have reduced our exposure to foreign exchange gains or losses due to $7.0 million of the UK Term Note now being denominated in GBP.

Non-operating income (expense)
During the nine months ended September 30, 2017, we recognized $2.7 million in non-operating income related to the change in fair value on the embedded derivative in the Convertible Term Notes, primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. In addition, we recognized $0.3 million losses related to mark-to-market adjustments. There was no non-operating expense recognized in the prior year period as there were no drawn amounts outstanding under the Convertible Term Notes were at September 30, 2016.

Income tax expense (benefit)

	Nine Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax benefit	$(4,262)	(1)%	$(2,587)	(1)%	$1,675	(65)%
Our income tax benefit increased $1.7 million, from $2.6 for the nine months ended September 30, 2016 to $4.3 million for the nine months ended September 30, 2017. Our US effective tax rates for the nine months ended September 30, 2017 and 2016 was 95% and 30%, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 35% primarily due to our corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 33% for the first nine months of 2017. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the nine months ended September 30, 2017 and 2016.
Net income (loss)

	Nine Months Ended September 30,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$5,278	1%	$(17,951)	(4)%	$23,229	129%
Our net income increased $23.2 million, from a net loss of $18.0 million for the nine months ended September 30, 2016 to net income of $5.3 million for the nine months ended September 30, 2017. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to scale our business.

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
The VPC Facility provided the following term notes as of September 30, 2017:

•
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. In addition to VPC, which has committed $290 million to this facility, there are currently three other lenders that have committed $20 million each to this facility.

•
UK Term Note with a maximum borrowing amount of approximately $48 million at a base rate (defined as the 3-month LIBOR rate) plus 16% used to fund the Sunny loan portfolio. This note was recently amended and the base rate will decrease to 14% after January 30, 2018.

•
4th Tranche Term Note with a maximum borrowing amount of $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 17% used to fund working capital. This note was recently amended and the base rate will decrease to a base rate (defined as the 3-month LIBOR rate) plus 13% after January 30, 2018.

•
Convertible Term Notes with a maximum borrowing amount of $10.1 million bearing interest at the greater of 10% or a base rate (defined as the 3-month LIBOR rate, with a 1% floor) plus 9%. The Company was required to draw-down the maximum borrowing amount of $25 million prior to January 5, 2017. The Company made an initial draw in October 2016 of $10 million and a subsequent draw in January 2017 of $15 million, bringing the total amount drawn-down on the Convertible Term Notes to $25 million. Pursuant to the terms of the Convertible Term Notes, if any amount of the Convertible Term Notes was repaid in cash rather than converted into shares of our common stock upon maturity, we would have been required to pay a premium to VPC, up to $5 million, based on the aggregate amount of the Convertible Term Notes that is repaid in cash in relation to the amount of debt outstanding under the Convertible Term Notes. The conversion feature terminated upon the Company’s IPO and $14.9 million of this facility was repaid in April 2017 with the pro rata portion of the prepayment premium waived. Upon maturity at January 30, 2018, the remaining amount of $10.1 million will be rolled into the 4th Tranche Term Note and the Company will also be required to pay the remaining $2.0 million premium to VPC.

There are no principal payments due or scheduled under the VPC Facility until the maturity date of the US Term Note, the UK Term Note and the 4th Tranche Term Note on February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date.

All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. The book value of equity covenant was temporarily amended to be $5 million for the December 31, 2016 date and was permanently lowered to $5 million effective February 1, 2017. We were in compliance with all covenants as of September 30, 2017.
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
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. As of September 30, 2017, the base rate of the ESPV Facility was 1.3283% per annum for the outstanding balance. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021 excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date.

All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of September 30, 2017.
During or shortly after the fourth quarter of 2017, we expect an additional SPV will be created as another funding source for the Elastic line of credit product. This additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds.
Outstanding Notes Payable
The outstanding balance of notes payable as of September 30, 2017 is as follows:

(dollars in thousands)	September 30, 2017
US Term Note bearing interest at 3-month LIBOR + 11%	222,000
UK Term Note bearing interest at 3-month LIBOR + 16%	23,047
4th Tranche Term Note bearing interest at 3-month LIBOR + 17%	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	198,000
Total	478,097
The following table presents the future debt maturities as of September 30, 2017:

Year (dollars in thousands)	September 30, 2017
Remainder of 2017	$—
2018	134,050
2019	—
2020	—
2021	344,047
Total	$478,097
As noted above, all of the debt scheduled to mature in 2018 is expected to be extended to a 2021 maturity date.

Cash and cash equivalents, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, loans receivable, net and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(dollars in thousands)	2017	2016

Cash and cash equivalents	$53,473	$53,499
Loans receivable, net	458,584	360,132
Cash provided by (used in):
Operating activities	209,628	174,919
Investing activities	(277,625)	(260,790)
Financing activities	67,143	111,086
Our cash and cash equivalents at September 30, 2017 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $209.6 million in cash from our operating activities for the nine months ended September 30, 2017, primarily from revenues derived from our loan portfolio. This was up $34.7 million from the $174.9 million of cash provided by operating activities during the nine months ended September 30, 2016. This increase was the result of the growth in our loan portfolio in 2017, which contributed to the $68.3 million increase in our revenues for the nine months ended September 30, 2017 compared to the same prior year period.

Net cash used in investing activities
For the nine months ended September 30, 2017 and 2016, cash used in investing activities was $277.6 million and $260.8 million, respectively. The increase was primarily due to an increase in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the nine months ended September 30,
(dollars in thousands)	2017	2016

Cash used in investing activities
Net loans issued to consumers, less repayments	$(261,040)	$(252,994)
Participation premium paid	(4,227)	(2,191)
Purchases of property and equipment	(12,503)	(5,809)
Change in restricted cash	145	204
	$(277,625)	$(260,790)

Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing common stock related to our IPO, issuing notes payable and related repayments of those notes payable. For the nine months ended September 30, 2017 and 2016, cash provided by financing activities was $67.1 million and $111.1 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the nine months ended September 30,
(dollars in thousands)	2017	2016

Cash provided by financing activities
Proceeds of Notes payable, net	$66,635	$112,322
Payments on Notes payable	(84,950)	—
Proceeds from issuance of stock, net	85,901	(1,056)
Other activities	(443)	(180)
	$67,143	$111,086
The decrease in cash provided by financing activities for the nine months ended September 30, 2017 versus the comparable period of 2016 was due to using the IPO proceeds received to pay down portions of the VPC Facility in the second quarter of 2017.
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

	For the nine months ended September 30,
(dollars in thousands)	2017	2016

Net cash provided by operating activities	$209,628	$174,919
Adjustments:
Net charge-offs – combined principal loans	(197,388)	(150,110)
Capital expenditures	(12,503)	(5,809)
FCF	$(263)	$19,000
Our FCF was negative $0.3 million for the first nine months of 2017 compared to a positive $19.0 million for the comparable prior year period. The decrease in our FCF was the result of the increase in net charge-offs - combined principal loans during the first nine months of 2017, as discussed previously, and increased capital expenditures.
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

Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-09 on a prospective basis, except as noted below, as of January 1, 2017 which had the following effects on the Company's financial condition, results of operations and cash flows:

•	Recognized a cumulative effect adjustment to accumulated deficit of approximately $3.3 million for the deferred tax asset attributable to excess tax benefits on stock compensation.

•	Recognized excess tax benefits of $0.8 million in earnings for the nine months ended September 30, 2017. The Company discontinued recording excess tax benefits within additional paid-in capital.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.

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
Interest rate sensitivity
Our cash and cash equivalents as of September 30, 2017 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at September 30, 2017 was $280.1 million and the balance at December 31, 2016 was $349.8 million. The outstanding balance of our ESPV Facility was $198.0 million and $145.5 million at September 30, 2017 and December 31, 2016, respectively. Based on the average outstanding indebtedness through the nine months ended September 30, 2017, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $3.5 million for the period.

Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains of approximately $2.8 million during the nine months ended September 30, 2017 and foreign currency transaction losses of $6.3 million during the nine months ended September 30, 2016, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At September 30, 2017, our net GBP-denominated assets were approximately $49.1 million (which excludes the $15.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $4.9 million. During the nine months ended September 30, 2017, the GBP-denominated pre-tax income was approximately $3.8 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.4 million.

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
Our revenues grew to $479.7 million for the nine months ended September 30, 2017 from $411.4 million for the nine months ended September 30, 2016. It is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business or because we are not able to scale effectively as we grow. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We have a history of losses and may not maintain or achieve consistent profitability in the future.

While we had net income of $5.3 million for the nine months ended September 30, 2017, we incurred net losses of $18.0 million, $22.4 million and $19.9 million for the nine months ended September 30, 2016 and in the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017, we had an accumulated deficit of $67.8 million. We will need to generate and sustain increased revenues in future periods in order to remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
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

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the Consumer Financial Protection Bureau (CFPB) finalized its proposed rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36 percent that includes authorization for the lender to access the borrower’s checking or prepaid account. See “—The CFPB issued final rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business” below for more information.

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
This heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available. In response to Operation Choke Point, legislation was introduced in the House to halt future similar actions. This October, it passed out of the House Financial Services Committee and is expected to move to the House Floor for further action. It is unknown if the legislation will progress further at this time.
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
Our net charge-offs as a percentage of revenues for the nine months ended September 30, 2017 and 2016 were 52% and 49%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs.
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
We depend in part on debt financing to support the growth of our originated portfolios, Rise and Sunny. However, we cannot guarantee that financing will continue to be available beyond the current maturity date of our debt facilities, on reasonable terms or at all. Presently our debt financing for Rise and Sunny primarily comes from a single source, Victory Park Management, LLC (“VPC”), an affiliate of Victory Park Capital. Although our reliance on debt financing has decreased due to an increase in the Company's cash flow and the addition of three new lenders to the VPC Facility, if VPC became unwilling or unable to provide debt financing to us at prices acceptable to us we would need to secure additional debt financing or potentially reduce loan originations. Furthermore, as the volume of loans that we make to customers increases, we may require the expansion of our borrowing capacity on our existing debt facilities or the addition of new sources of capital. The availability of these financing sources depends on many factors, some of which are outside of our control.

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
We market Rise and Sunny and provide marketing services to the originating lender in connection with Elastic. Direct mailings of preapproved loan offers to potential loan customers comprise one of the most important marketing channels for both the loans we originate, as well as those originated by third-party lenders. We estimate that approximately 66% and 100% of new Rise and Elastic loan customers, respectively, in the nine months ended September 30, 2017 obtained loans as a result of receiving such preapproved loan offers. Our marketing techniques identify candidates for preapproved loan mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the nine months ended September 30, 2017, loans issued to Rise customers referred to us by our strategic partners constituted 22% of total Rise new customer loans. Additionally, in the same period, loans issued to Sunny customers through strategic partners constituted 21% of total Sunny new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 29% of our revenues for the nine months ended September 30, 2017, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 9% of our revenues for the nine months ended September 30, 2017, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems.
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

We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. Additionally, our Chief Executive Officer is party to civil suits in Pennsylvania, Vermont, Virginia and Florida alleging violations of several statutes, including the Consumer Financial Protection Act of 2010, Federal Trade Commission Act, Electronic Funds Transfer Act, Racketeer Influenced and Corrupt Organizations Act and others.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through September 30, 2017. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

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

•
the Military Lending Act and Department of Defense rules, which limit the interest rate and fees that may be charged to military members and their dependents, requires certain disclosures and prohibits certain mandatory clauses among other restrictions;

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

The CFPB issued final rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.
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

The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” on October 5, 2017. The final rule applies to: short-term loans with a term of 45 days or less, longer-term balloon payment loans, and longer-term loans that have an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. Under the final rule, we are required to provide a written notice before we attempt to withdraw a payment and before subsequent attempts that deviate from the scheduled amounts or dates or involve a different payment mechanism. Additionally, when two consecutive withdrawal attempts have failed due to insufficient funds, we are required to obtain a new authorization to make further withdrawals before another withdrawal is attempted. There are also recordkeeping requirements that will be new for us under the rule. The rule takes effect 21 months after it is published in the Federal Register which we anticipate will be sometime in August 2019.
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

The current head of the FDIC, Martin Gruenberg, will be leaving the FDIC in November 2017 when his five-year term ends in November 2017. The Trump Administration is expected to appoint a new Chairman before that time. At this time, it is unclear what impact the Trump Administration will have on the FDIC's proposed third-party lending policy and the FDIC's ability to issue rules applicable to Elastic.

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

On November 29, 2016, the FCA issued a Call for Input seeking information from lenders including a review of the loan price cap that was implemented on January 2, 2015. On July 31, 2017, the FCA published the outcome of its review and at this time will not change the price cap. The next price cap review will be in three years. Further, the FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA validated concerns about specific products and segments of the high-cost credit market, including unarranged overdrafts and long-term use of high-cost credit and the rent-to-own, home-collected credit and catalog credit markets. The FCA plans further investigation of those products and segments and the issuance of a Consultation Paper in early to mid-2018. We do not know what recommendations the FCA may make or how any changes may affect our business operations. If any new rules or guidance significantly restrict the conduct of our business, such implementation could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

On July 31, 2017, the FCA issued a Consultation Paper on proposed changes to its rules and guidance on assessing creditworthiness in consumer credit. The FCA requested responses to the consultation by October 31, 2017 and expects to publish its findings in the second quarter of 2018. We do not currently know whether or how the FCA may amend its rules and guidance on assessing creditworthiness in consumer credit or how it will affect our business operations. If the FCA adopts rules that significantly restrict the conduct of our business, any such rules could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows or could make the continuance of all or part of our UK business impractical or unprofitable. Any new rules adopted by the FCA could also result in significant compliance costs.

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

Item 6. Exhibits

Exhibit number	Description
3.1#	State of Delaware Certificate of Change of Registered Agent and Registered Office (1)
10.1#∞
Second Amendment to Third Amended and Restated Financing Agreement, dated August 30, 2017, by and among Rise SPV, LLC, Elevate Credit International Ltd., Elevate Credit Service, LLC, the Registrant, the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as administrative agent and collateral agent (2)

10.2#∞	Program Agreement Between Credit Services Organization and Third-Party Lender dated September 29, 2017 by and between Integrity Funding Ohio LLC and Rise Credit Service of Ohio, LLC (3)
10.3#	Guaranty dated September 29, 2017 by Rise Credit Service of Ohio, LLC to and for the benefit of Integrity Funding Ohio LLC (3)
10.4#	Parent Guaranty Agreement dated September 29, 2017 by Elevate Credit, Inc. to and for the benefit of Integrity Funding Ohio LLC (3)
10.5#	Credit Services Agreement dated September 29, 2017 by and between Redpoint Asset Funding Ohio, LLC and Rise Credit Service of Ohio, LLC (3)
10.6#	Credit Services Organization Guaranty by Rise Credit Service of Ohio, LLC dated September 29, 2017 to and for the benefit of Redpoint Asset Funding Ohio, LLC (3)
10.7#	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Asset Funding Ohio, LLC (3)
10.8#	Credit Services Agreement dated September 29, 2017 by and between Redpoint Capital Asset Funding, LLC and Rise Credit Service of Texas, LLC (3)
10.9#	Credit Access Business Guaranty by Rise Credit Service of Texas, LLC dated September 29, 2017 to and for the benefit of Redpoint Capital Asset Funding, LLC (3)
10.10#	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Capital Asset Funding, LLC (3)
10.11#∞	Amended and Restated Special Limited Agency Agreement dated September 29, 2017 by and between First Financial Loan Company LLC and Rise Credit Service of Texas, LLC (3)
10.12∞	Amendment to Services Agreement, dated November 22, 2016, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC
10.13∞	Second Amendment to Services Agreement, dated October 9, 2017 and effective as of October 1, 2017, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC
10.14∞	Amendment to Special Limited Agency Agreement, dated September 30, 2016, by and between First Financial Loan Company LLC and Rise Credit Service of Texas, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on September 20, 2017
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on September 1, 2017
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 5, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	November 9, 2017	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)