Form 10-Q
period 2018-03-31
Elevate Credit, Inc.
filed 2018-05-11
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2018
Common Shares, $0.0004 par value	42,278,338

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents*	$87,860	$41,142
Restricted cash	1,597	1,595
Loans receivable, net of allowance for loan losses of $80,497 and $87,946, respectively*	483,556	524,619
Prepaid expenses and other assets*	11,816	10,306
Receivable from CSO lenders	17,504	22,811
Receivable from payment processors*	24,496	21,126
Deferred tax assets, net	18,696	23,545
Property and equipment, net	28,244	24,249
Goodwill	16,027	16,027
Intangible assets, net	2,078	2,123
Derivative assets at fair value (cost basis of $1,084 and $0, respectively)*	2,418	—
Total assets	$694,292	$687,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($0 and $95 payable to Think Finance at March 31, 2018 and December 31, 2017, respectively)*	$34,021	$42,213
State and other taxes payable	1,273	884
Deferred revenue*	27,792	33,023
Notes payable, net*	521,959	513,295
Derivative liability	—	1,972
Total liabilities	585,045	591,387
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at March 31, 2018 and December 31, 2017.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 42,230,116 and 42,165,524 issued and outstanding, respectively	17	17
Accumulated other comprehensive income, net of tax benefit of $1,355 and $2,273, respectively*	3,510	2,003
Additional paid-in capital	175,271	174,090
Accumulated deficit	(69,551)	(79,954)
Total stockholders’ equity	109,247	96,156
Total liabilities and stockholders’ equity	$694,292	$687,543
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

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2018	2017
Revenues	$193,537	$156,367
Cost of sales:
Provision for loan losses	92,142	82,793
Direct marketing costs	20,695	10,488
Other cost of sales	6,329	4,108
Total cost of sales	119,166	97,389
Gross profit	74,371	58,978
Operating expenses:
Compensation and benefits	22,427	20,528
Professional services	8,312	7,576
Selling and marketing	2,952	2,478
Occupancy and equipment	4,119	3,257
Depreciation and amortization	2,715	2,608
Other	1,217	915
Total operating expenses	41,742	37,362
Operating income	32,629	21,616
Other income (expense):
Net interest expense	(19,213)	(19,246)
Foreign currency transaction gain	756	568
Non-operating loss	(38)	(133)
Total other expense	(18,495)	(18,811)
Income before taxes	14,134	2,805
Income tax expense	4,651	1,137
Net income	$9,483	$1,668

Basic earnings per share	$0.22	$0.13
Diluted earnings per share	$0.22	$0.06
Basic weighted average shares outstanding	42,211,714	13,138,951
Diluted weighted average shares outstanding	43,680,603	28,735,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Net income	$9,483	$1,668
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for both periods	1,093	(77)
Cumulative impact of adoption of ASU 2018-02	(920)	—
Change in derivative valuation, net of tax of $0 for both periods	1,334	—
Total other comprehensive income (loss), net of tax	1,507	(77)
Total comprehensive income	$10,990	$1,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2018 and 2017

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Accumulated other comprehensive income	Additional paid-in capital	Accumu-lated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2016	—	—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$1,087	$88,854	$(76,385)	$13,567
Share-based compensation	—	—	—	—	—	—	—	—	—	702	—	702
Exercise of stock options	—	—	308,738	—	—	—	—	—	—	(2)	—	(2)
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	—	73	—	73
Comprehensive income:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	(77)	—	—	(77)
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	—	3,363	3,363
Net income	—	—	—	—	—	—	—	—	—	—	1,668	1,668
Balances at March 31, 2017	—	—	13,309,954	$5	2,957,059	$3	2,682,351	$3	$1,010	$89,627	$(71,354)	$19,294

Balances at December 31, 2017	—	—	42,165,524	17	—	—	—	—	2,003	174,090	(79,954)	96,156
Share-based compensation	—	—	—	—	—	—	—	—	—	1,637	—	1,637
Exercise of stock options	—	—	59,380	—	—	—	—	—	—	218	—	218
Vesting of restricted stock units	—	—	5,212	—	—	—	—	—	—	—	—	—
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	—	(674)	—	(674)
Comprehensive loss:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	1,093	—	—	1,093
Change in derivative valuation net of tax expense of $0	—	—	—	—	—	—	—	—	1,334	—	—	1,334
Cumulative impact of adoption of ASU 2018-02	—	—	—	—	—	—	—	—	(920)	—	920	—
Net income	—	—	—	—	—	—	—	—	—	—	9,483	9,483
Balances at March 31, 2018	—	—	42,230,116	$17	—	$—	—	$—	$3,510	$175,271	$(69,551)	$109,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,483	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,715	2,608
Provision for loan losses	92,142	82,793
Share-based compensation	1,637	702
Amortization of debt issuance costs	97	70
Amortization of loan premium	1,504	1,228
Amortization of convertible note discount	138	735
Amortization of derivative assets	283	—
Deferred income tax expense, net	4,176	759
Unrealized gain from foreign currency transactions	(756)	(568)
Non-operating loss	38	133
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(586)	(262)
Receivables from payment processors	(3,239)	375
Receivables from CSO lenders	5,219	3,060
Interest receivable	(19,826)	(17,725)
State and other taxes payable	356	189
Deferred revenue	(2,214)	(5,330)
Accounts payable and accrued liabilities	(7,395)	1,766
Net cash provided by operating activities	83,772	72,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(283,461)	(232,576)
Principal collections and recoveries on loans receivable	248,722	188,680
Participation premium paid	(1,476)	(1,358)
Purchases of property and equipment	(6,087)	(3,093)
Net cash used in investing activities	(42,302)	(48,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$8,000	$19,500
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Payment of capital lease obligations	—	(21)
Equity issuance costs paid	—	(187)
Proceeds from stock option exercises	269	765
Taxes paid related to net share settlement of equity awards	—	(422)
Net cash provided by financing activities	4,892	19,635
Effect of exchange rates on cash	358	69
Net increase in cash, cash equivalents and restricted cash	46,720	43,558

Cash and cash equivalents, beginning of period	41,142	53,574
Restricted cash, beginning of period	1,595	1,785
Cash, cash equivalents and restricted cash, beginning of period	42,737	55,359

Cash and cash equivalents, end of period	87,860	97,231
Restricted cash, end of period	1,597	1,686
Cash, cash equivalents and restricted cash, end of period	$89,457	$98,917

Supplemental cash flow information:
Interest paid	$18,523	$18,699
Taxes paid	$38	$13

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$3,016	$3,279
Derivative debt discount on convertible term notes	$—	$2,517
Prepaid expenses accrued but not yet paid	$750	$—
Property and equipment accrued but not yet paid	$424	$884
Impact on deferred tax assets of adoption of ASU 2016-09	$—	$3,363
Impact on OCI and retained earnings of adoption of ASU 2018-02	$920	$—
Changes in fair value of interest rate caps	$1,334	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2018 and 2017

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 9, 2018. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
Initial Public Offering and Share-Based Compensation
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of March 31, 2018:

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

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

Interest Rate Caps
The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On January 11, 2018, the Company entered into two interest rate cap transactions with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios. See Note 5—Notes Payable for additional information. The interest rate caps are designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reports the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. The Company excludes the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presents the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.
For additional information related to derivative instruments, see Note 8—Fair Value Measurements.

Recently Adopted Accounting Standards
In March 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). The purpose of ASU 2018-05 is to incorporate the guidance pronounced through Staff Accounting Bulletin No. 118 ("SAB 118"). The Company has adopted all of the amendments of ASU 2018-05 on a prospective basis as of January 1, 2018. The adoption of ASU 2018-05 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018, and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Retained earnings. The amount of the reclassification for the three months ended March 31, 2018 was $920 thousand.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to accumulated other comprehensive income and retained earnings. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The purpose of ASU 2017-09 is to provide clarity and reduce both the diversity in practice and the cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. Under this new guidance, an entity should account for the effects of a modification unless all of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted all amendments of ASU 2017-09 on a prospective basis as of January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's financial condition, results of operations or cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its condensed statements of cash flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the three months ended March 31, 2018 and 2017 was $2 thousand and $95 thousand, respectively.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-15 on a prospective basis as of January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management has determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of March 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

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
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at March 31, 2018 and 2017.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The computation of earnings per share was as follows for three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2018	2017
Numerator (basic):
Net income	$9,483	$1,668

Numerator (diluted):
Net income	$9,483	$1,668

Denominator (basic):
Basic weighted average number of shares outstanding	42,211,714	13,138,951

Denominator (diluted):
Basic weighted average number of shares outstanding	42,211,714	13,138,951
Effect of potentially dilutive securities:
Convertible preferred stock	—	14,098,525
Employee share plans (options, RSUs and ESPP)	1,468,889	1,498,273
Diluted weighted average number of shares outstanding	43,680,603	28,735,749

Basic and diluted earnings per share:
Basic earnings per share	$0.22	$0.13
Diluted earnings per share	$0.22	$0.06

For the three months ended March 31, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive.

•	0 and 407,825 common shares issuable upon exercise of the Company's stock options;

•	0 and 3,900,878 common shares issuable upon conversion of the Convertible Term Notes; and

•	27,002 and 12,030 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three month periods ended March 31, 2018 and 2017.
NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Finance charges	$118,496	$98,071
CSO fees	14,859	16,010
Lines of credit fees	58,903	41,771
Other	1,279	515
Total revenues	$193,537	$156,367

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at March 31, 2018 and December 31, 2017. The following reflects the credit quality of the Company’s loans receivable as of March 31, 2018 and December 31, 2017 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request a 16 day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of March 31, 2018 and December 31, 2017 have been charged off.

	March 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$264,043	$225,216	$489,259
Past due loans	53,084	19,531	72,615
Total loans receivable	317,127	244,747	561,874
Net unamortized loan premium	—	2,179	2,179
Less: Allowance for loan losses	(52,399)	(28,098)	(80,497)
Loans receivable, net	$264,728	$218,828	$483,556

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$298,964	$237,797	$536,761
Past due loans	52,379	21,076	73,455
Total loans receivable	351,343	258,873	610,216
Net unamortized loan premium	—	2,349	2,349
Less: Allowance for loan losses	(59,076)	(28,870)	(87,946)
Loans receivable, net	$292,267	$232,352	$524,619
Total loans receivable includes approximately $31.2 million and $36.6 million of interest receivable at March 31, 2018 and December 31, 2017, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$64,919	$28,870	$93,789
Provision for loan losses	63,229	28,913	92,142
Charge-offs	(78,544)	(31,979)	(110,523)
Recoveries of prior charge-offs	6,187	2,294	8,481
Effect of changes in foreign currency rates	357	—	357
Total	56,148	28,098	84,246
Accrual for CSO lender owned loans	(3,749)	—	(3,749)
Balance end of period	$52,399	$28,098	$80,497

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31, 2017
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

As of March 31, 2018 and December 31, 2017, respectively, estimated losses of approximately $3.7 million and $5.8 million for the CSO owned loans receivable guaranteed by the Company of approximately $37.2 million and $45.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic that began in October 2017. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. There were no loans that were modified as TDRs prior to October 2017.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three months ended March 31, 2018:

(Dollars in thousands)	Installment loans and lines of credit
Outstanding recorded investment before TDR	$3,044
Outstanding recorded investment after TDR	2,096
Total principal and interest forgiveness included in charge-offs within the Allowance for loan loss	$948

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three months ended March 31, 2018:

(Dollars in thousands)	Installment loans and lines of credit
Average outstanding recorded investment(1)	$4,435
Interest income recognized	$1,652
1. Simple average based on the number of days between the modification date and the earlier of the liquidation date or March 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The table below presents the Company's loans modified in TDRs as of March 31, 2018 and December 31, 2017:

	Installment loans and lines of credit
(Dollars in thousands)	March 31, 2018	December 31, 2017
Current outstanding investment	$832	$2,661
Delinquent outstanding investment	2,931	2,445
Outstanding recorded investment	3,763	5,106
Less: Impairment	(167)	(459)
Outstanding recorded investment, net of impairment	$3,596	$4,647

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $4.4 million loan restructurings accounted for as TDRs that subsequently defaulted for the quarter ended March 31, 2018. The Company had commitments to lend additional funds of approximately $0.1 million to customers with available and unfunded lines of credit as of March 31, 2018.

NOTE 4—VARIABLE INTEREST ENTITY

The Company is involved with four entities that are deemed to be a VIE: Elastic SPV, Ltd. and three Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
Elastic SPV, Ltd.
On July 1, 2015, the Company entered into several agreements with a third-party lender and Elastic SPV, Ltd. (“ESPV”), an entity formed by third party investors for the purpose of purchasing loan participations from the third-party lender. On that date, approximately $20.2 million of loan participations in the Elastic lines of credit outstanding held by the Company were transferred to ESPV for no gain or loss. Per the terms of the agreements, the Company provides customer acquisition services to generate loan applications submitted to the third-party lender. In addition, the Company licenses loan underwriting software and provides services to the third party lender to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. ESPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the lines of credit acquired meet the criteria of a participation interest.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$38,777	$14,928
Loans receivable, net of allowance for loan losses of $28,098 and $28,869, respectively	218,828	232,353
Prepaid expenses and other assets ($0 and $50, respectively, eliminates upon consolidation)	60	50
Derivative asset at fair value (cost basis of $514 and $0, respectively)	1,145	—
Receivable from payment processors	10,819	9,889
Total assets	$269,629	$257,220
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($8,564 and $7,606, respectively, eliminates upon consolidation)	$16,072	$13,922
Deferred revenue	4,746	4,363
Reserve deposit liability ($32,400 and $31,200, respectively, eliminates upon consolidation)	32,400	31,200
Notes payable, net	215,779	207,735
Accumulated other comprehensive income	632	—
Total liabilities and shareholder’s equity	$269,629	$257,220
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

VPC Facility
The VPC Facility provides the following term notes:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at March 31, 2018 and December 31, 2017 was 12.75% and 12.64%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the aggregate $240 million outstanding as of March 31, 2018. See Note 8—Fair Value Measurements.

•
A maximum borrowing amount of $48 million at a base rate (defined as the 3-month LIBOR) plus 14% used to fund the UK Sunny loan portfolio (“UK Term Note”) as of March 31, 2018. As of December 31, 2017, the maximum borrowing amount was $48 million bearing interest at a base rate (defined as the 3-month LIBOR) plus 16%. The blended interest rate at March 31, 2018 and December 31, 2017 was 16.01% and 17.64%, respectively.

•
A maximum borrowing amount of $35 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”) as of March 31, 2018. As of December 31, 2017, the maximum borrowing amount was $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17%. The blended interest rate at March 31, 2018 and December 31, 2017 was 15.01% and 18.64%, respectively.

•
A maximum borrowing amount of $0 and $10 million as of March 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, the interest rate was the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The blended interest rate at December 31, 2017 was 10.64%.

•	As of January 30, 2018, the balance of the Convertible Term Notes was converted into the 4th Tranche Term Notes.

The US Term Note has a maturity date of February 1, 2021, excluding $75 million currently outstanding under the US Term Note which has an August 13, 2018 maturity date. The Company expects the $75 million will not be repaid in 2018 but will instead be extended to a February 1, 2021 maturity date as well. The UK Term Note and the 4th Tranche Term Note have a maturity date of February 1, 2021. The Convertible Term Note had a maturity date of January 30, 2018 but became a part of the 4th Tranche Term Note on that date. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2018 and December 31, 2017.

2017 Convertible Term Notes

The Convertible Term Notes were convertible, at the lender's option, into common stock upon the completion of specific defined liquidity events including certain equity financings, certain mergers and acquisitions or the sale of substantially all of the Company's assets, or during the period from the receipt of notice of the anticipated commencement of a roadshow in connection with the Company's IPO until immediately prior to the effectiveness of the Registration Statement in connection with such IPO. The Convertible Term Notes were convertible into common stock at the market value (or a set discount to market value) of the shares on the date of conversion and since the Convertible Term Notes included a conversion option that continuously reset as the underlying stock price increased or decreased and provided a fixed value of common stock to the lender, it was considered share-settled debt. The Company did not elect and was not required to measure the Convertible Term Notes at fair value; as such, the Company measured the Convertible Term Notes at the accreted value, determined using the effective interest method. The conversion rights were not exercised and the Convertible Term Notes became a part of the 4th Tranche Term Note on January 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

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

Additionally, upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes were no longer convertible in whole or in part into shares of the Company's common stock. Furthermore, VPC agreed to waive approximately $3 million of the Redemption Premium Feature associated with the $14.9 million of Convertible Term Notes the Company repaid. The remaining fair value of the derivative recognized by the Company at December 31, 2017 relates to the Redemption Premium Feature. See Note 8—Fair Value Measurements for additional information. The debt discount on the Convertible Term Notes was fully amortized and the exit premium under the Convertible Term Notes of $2.0 million was due and paid on January 30, 2018.

ESPV Facility

The ESPV Facility is used to purchase loan participations from a third-party lender and has a $250.0 million commitment amount. Interest is charged at a base rate (defined as the greater of the 3 month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. All of the tiered rates will decrease by 1% effective July 1, 2019. The facility matures July 1, 2021, excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. The Company expects this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date as well. The blended interest rate at March 31, 2018 and December 31, 2017 was 14.56% and 14.45%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million outstanding as of March 31, 2018. See Note 8—Fair Value Measurements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of March 31, 2018 and December 31, 2017.

VPC and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
US Term Note bearing interest at 3-month LIBOR +11%	$240,000	$240,000
UK Term Note bearing interest at 3-month LIBOR + 14% (2018) + 16% (2017)	31,639	31,210
4th Tranche Term Note bearing interest at 3-month LIBOR + 13% (2018) + 17% (2017)	35,050	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	—	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	216,000	208,000
Debt discount and issuance costs	(730)	(965)
Total	$521,959	$513,295

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of March 31, 2018 are as follows:

Year (dollars in thousands)	March 31, 2018
Remainder of 2018	$124,000
2019	—
2020	—
2021	398,689
2022	—
Total	$522,689
The Company currently expects that the $124 million due in 2018 will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at March 31, 2018 and December 31, 2017 was approximately $16 million. There were no changes to goodwill during the three months ended March 31, 2018. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.5 million is deductible for tax purposes.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The carrying value of acquired intangible assets as of March 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,006)	1,398
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,078)	$2,078
The carrying value of acquired intangible assets as of December 31, 2017 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,961)	1,443
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,033)	$2,123
Total amortization expense recognized for the three months ended March 31, 2018 and 2017 was approximately $45 thousand for both periods. The weighted average remaining amortization period for the intangible assets was 7.8 years at March 31, 2018.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (Dollars in thousands)	Amount
2019	$180
2020	180
2021	180
2022	180
2023	180

NOTE 7—SHARE-BASED COMPENSATION
In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO. Reported share amounts have been retroactively restated for the forward stock split.
Share-based compensation expense recognized for the three months ended March 31, 2018 and 2017 totaled approximately $1.6 million and $0.7 million, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued under the 2016 Plan 7,374,328 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of March 31, 2018, the total number of shares available for future grants under the 2016 Plan was 2,098,937 shares.
The Company has in the past and may in the future make grants of share-based compensation as inducement awards to new employees who are outside the 2016 Plan. The Company's board may rely on the employment inducement exception under NYSE Rule 303A.08 in order to approve the grants.
2014 Equity Incentive Plan
The Company adopted the 2014 Plan on May 1, 2014. The 2014 Plan permitted the grant of incentive stock options, nonstatutory stock options, and restricted stock. On April 27, 2017, the Company's Board of Directors terminated the 2014 Plan as to future awards and confirmed that underlying shares corresponding to awards under the 2014 Plan that were outstanding at the time the 2016 Plan became effective, that are forfeited, terminated or expire, will become available for issuance under the 2016 Plan.
For the three months ended March 31, 2018, the Company had the following activity related to outstanding share-based awards:
Stock Options
Stock options are awarded to encourage ownership of the Company's common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company's stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator of the applicable plan. The Company's stock options generally have a 10-year contractual term and vest over a 4-year period.
A summary of stock option activity as of and for the three months ended March 31, 2018 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	2,528,925	$4.48
Granted	—	—
Exercised	(59,380)	3.67
Forfeited	—	—
Outstanding at March 31, 2018	2,469,545	4.50	5.20
Options exercisable at March 31, 2018	2,336,220	$4.37	5.07
At March 31, 2018, there was approximately $0.3 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised for the three months ended March 31, 2018 was $0.2 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the three months ended March 31, 2018 was $7.45. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the three months ended March 31, 2018 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	2,784,524	$7.55
Granted	108,817	7.44
Vested	(5,212)	8.08
Forfeited	(15,082)	7.48
Nonvested at March 31, 2018	2,873,047	7.54	9.12
Expected to vest at March 31, 2018	2,337,499	$7.55	9.11
Included in the above grants, the Company entered into an RSU Agreement with a certain employee in January 2018 whereby 67,204 RSUs at a weighted average grant date fair value of $7.44 were authorized and granted as an inducement award outside the 2016 Plan. This award has a contractual term of 10 years and vests 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
As of March 31, 2018, the aggregate intrinsic value of the vested RSUs was approximately $39 thousand.
At March 31, 2018, there was approximately $13.0 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 2.9 years. During the three months ended March 31, 2018, the total vest-date fair value of RSUs was approximately $42 thousand.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 946,655 shares authorized and 866,746 reserved for the ESPP. There have been no shares purchased under the ESPP for the three months ended March 31, 2018. Within share-based compensation expense for the three months ended March 31, 2018, $134 thousand relates to the ESPP. There was no ESPP expense in the three months ended March 31, 2017.
Save as You Earn Plan
On March 9, 2018, the Company began offering a Save as You Earn Plan ("SAYE") to eligible UK employees. The options granted under this plan were not material for the three months ended March 31, 2018.
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
For the three months ended March 31, 2018 and 2017

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2018 and 2017, there were no significant transfers between levels.

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
Financial Assets and Liabilities Not Measured at Fair Value
The Company has evaluated Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors and Accounts payable and accrued expenses, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable, net and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable, net approximates the fair value. The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).
Fair Value Measurements on a Recurring Basis

As previously discussed, the Company's Convertible Term Notes had embedded features that were required to be assessed as derivatives. This liability was considered to be Level 3 in accordance with ASC 820-10 and was measured at fair value on a recurring basis. See Note 5—Notes Payable for additional information.

On January 11, 2018, the Company entered into two interest rate cap transactions with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility. On January 16, 2018, the Company paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps qualify for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps are recognized in Accumulated other comprehensive income in the period incurred and are subsequently reclassified to Interest expense when the hedged expenses are recorded. The interest rate caps have a maturity date of February 1, 2019, therefore the Company expects all of the gains to be recognized in Interest expense in the next twelve months.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The Company uses model-derived valuations that discount the future expected cash receipts that would occur if variable interest rates rise above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following table summarizes these interest rate caps (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value	Gains recognized in Accumulated other comprehensive income	Gains recognized in Interest expense
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$1,273	$702	$110
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	$216,000	$1,145	$632	$99
				$456,000	$2,418	$1,334	$209

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes and the Derivative assets related to the interest rate caps are measured at fair value on a recurring basis. The changes in the Derivative liability and interest rate caps for the three months ended March 31, 2018 and 2017 are shown in the following table:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes	Interest Rate Caps
Balance, December 31, 2016	$1,750	$—
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	2,517	—
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	133	—
Balance, March 31, 2017	$4,400	$—

Balance December 31, 2017	1,972	—
Purchase of interest rate caps (Derivative assets at fair value in the Condensed Consolidated Balance Sheets)	—	1,367
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)	—
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	38	—
Amortization of interest rate caps cost (Interest expense in the Condensed Consolidated Income Statements)	—	(283)
Fair value adjustment (Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets)	—	1,334
Balance, March 31, 2018	$—	$2,418

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

The Company’s derivative liability associated with its Convertible Term Notes is measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations are highly subjective and subject to interpretation and include inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors prior to the IPO included (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes will be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder will opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate is based on the three-month LIBOR rate. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs could result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes as of December 31, 2017 are as follows:

December 31, 2017
Expected life (months)	1
Conversion discount percentage	N/A
Floating rate	10.69% - 10.77%
Risk-free rate	1.58%
Market yield	23.81%
Non-marketability discount	N/A
Non-marketability discount volatility	N/A

NOTE 9—INCOME TAXES
Income tax expense for the three months ended March 31, 2018 and 2017 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Current income tax expense (benefit):
Federal	$(5)	$143
State	75	235
Foreign	405	—
Total current income tax expense	475	378

Deferred income tax expense (benefit):
Federal	3,862	1,276
State	749	173
Stock options	(4)	(690)
R&D credits	(431)	—
Total deferred income tax expense	4,176	759

Total income tax expense	$4,651	$1,137

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act", or "Tax Reform") was enacted into law. The Act contains several changes to the US federal tax law including a reduction to the US federal corporate tax rate from 35% to 21%, an acceleration of the expensing of certain business assets, a reduction to the amount of executive pay that could qualify as a tax deduction, the addition of a repatriation tax on any accumulated offshore earnings and profit and a new minimum tax on certain non-US earnings, irrespective of the territorial system of taxation. In addition, it generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional US taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI”). The Act is unclear in many respects and could be subject to potential amendments and technical correction, as well as interpretations and implementing regulations by the Treasury Department and Internal Revenue Service (the “IRS”), any of which could affect the estimates included in these financial statements. In addition, it is unclear how these US federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. The Company will continue to evaluate if any adjustment is required, and if any adjustment is required, it will be reflected as an additional expense or benefit in the 2018 financial statements, as allowed by SEC Staff Accounting Bulletin No. 118 ("SAB 118").

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Tax Reform. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company has completed its accounting of the impact of the reduction in the corporate tax rate and the remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. The ultimate impact may differ from the amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. Any adjustments made to provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified, not to extend beyond the one-year measurement period provided in SAB 118. During the three months ended March 31, 2018, the Company made adjustments of $245 thousand to its provisional amounts related to Tax Reform, which had a 2% impact to the consolidated and the US effective tax rates.

The Company also continues to evaluate the impact of the GILTI provisions under the Tax Reform, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI tax rules will depend, in part, on analyzing its consolidated income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI tax recorded in its consolidated financial statements may be required based on the outcome of this election.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

The Company’s consolidated effective tax rates for the three months ended March 31, 2018 and 2017, including discrete items, were 33% and 41%, respectively, while the US effective tax rates were 29% for both periods. For the three months ended March 31, 2018, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% and 35% for the US for the three months ended March 31, 2018 and 2017, respectively, primarily due to its permanent non-deductible items and GILTI tax provision starting January 1, 2018. In addition, the US the effective tax rate is impacted by the Company's corporate state tax obligations in the states where it has lending activities. The Company's consolidated cash effective tax rate was approximately 7%.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

US deferred tax assets, net
At March 31, 2018 and December 31, 2017, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at March 31, 2018 and December 31, 2017 was approximately $42.9 million. The NOLs were generated prior to January 1, 2018 and can be carried forward until 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
In 2017, the Company continued to grow its operating income (from $48 million in 2016 to $71 million in 2017). The US-only pre-tax loss decreased from $10.4 million in 2016 to $4.5 million in 2017, a 57% improvement from prior year. The US only pre-tax loss is attributed to slower loan growth for Rise early in the year, due to a delay in the tax refund season, coupled with slower loan growth for Elastic, in September and October, due to the impact of the hurricanes in Texas and Florida.

•
In 2018, the Company is forecasting US taxable income as it continues to scale its business and generate even greater operating income. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company's operating expenses are within targeted efficiency ratios and are expected to hold flat. The Company used the IPO proceeds to pay down its debt balances, as well as re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest costs in future years. Various forecast scenarios have been performed with the results reflecting a majority, if not total, usage of the US NOL in 2018. The Company's operating income for the three months ended March 31, 2018 was $32.6 million, a 34% improvement over the prior year period.

•
Management’s success in developing accurate forecasts and management’s track record of launching new and successful products is another source of positive evidence which was evaluated. The Company believes that the unique circumstance of the 2014 spin-off from a company that was successful prior to the spin-off provides it with several positive objectively verifiable factors that would not normally be available to a new company with a limited operating history.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

UK deferred tax assets, net
At March 31, 2018 and December 31, 2017, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on an annual basis, and, as a result, there have been no changes as of March 31, 2018. Regardless of the deferred tax valuation allowance recognized at March 31, 2018 and December 31, 2017, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $22.5 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $22.5 million at March 31, 2018 and December 31, 2017 can be carried forward indefinitely.

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
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $234.3 million and $198.9 million in available and unfunded credit lines at March 31, 2018 and December 31, 2017, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $4.1 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively, in available and unfunded credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both March 31, 2018 and December 31, 2017, the Company had $500 thousand of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company's may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of March 31, 2018 and December 31, 2017. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.

NOTE 11—OPERATING SEGMENT INFORMATION
The Company determines operating segments based on how its chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is its Chief Executive Officer, who reviews its consolidated operating results on a monthly basis.
The Company has one reportable segment, which provides online credit products for non-prime consumers, which is composed of the Company’s operations in the United States and the United Kingdom. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers, and the nature of the regulatory environments.
Information related to each reportable segment is outlined below. Segment revenue is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industry.
The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Revenues
United States	$163,306	$131,521
United Kingdom	30,231	24,846
Total	$193,537	$156,367

	March 31, 2018	December 31, 2017
Long-lived assets
United States	$32,144	$29,317
United Kingdom	14,205	13,082
Total	$46,349	$42,399

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2018 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $288 thousand and $245 thousand for the three months ended March 31, 2018 and 2017, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Income Statements. Total payments for equipment were approximately $0 and $42 thousand for the three months ended March 31, 2018 and 2017, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Income Statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2018 and 2017

At March 31, 2018 and December 31, 2017, the Company had approximately $0 thousand and $95 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
Expenses related to board of director fees, travel reimbursements, stock compensation, and a consulting arrangement with a related party for the three months ended March 31, 2018 and 2017 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Fees and travel expenses	$142	$192
Stock compensation	214	93
Consulting	75	75
Total board related expenses	$431	$360
In addition to amounts due to Think Finance as disclosed above, at March 31, 2018 and December 31, 2017, the Company had approximately $68 thousand and $65 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of May 11, 2018 and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Note About Forward-Looking Statements" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic and Sunny as Elevate’s loans, customers, information and data, irrespective of whether Elevate directly originates the credit to the customer or whether such credit is originated by a third party.
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 1.9 million customers with $5.5 billion in credit. Our current online credit products, Rise, Elastic and Sunny, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through March 31, 2018, Rise, Elastic and Sunny, together, have provided approximately $4.1 billion in credit to more than 1.1 million customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2017 grew 16% compared to revenues for 2016 and revenues for the three months ended March 31, 2018 grew 24% compared to the three months ended March 31, 2017. Our combined loan principal balances grew 28% from $444.5 million as of March 31, 2017 to $567.5 million as of March 31, 2018. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $433 million at March 31, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $250 million as of March 31, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $37.1 million, or 24%, from $156.4 million for the three months ended March 31, 2017 to $193.5 million for the three months ended March 31, 2018. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

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

Revenue growth

	As of and for the three months ended March 31,
Revenue growth metrics (dollars in thousands, except as noted)	2018	2017
Revenues	$193,537	$156,367
Period-over-period revenue growth	24%	20%
Ending combined loans receivable – principal(1)	567,464	444,549
Average combined loans receivable – principal(1)(2)	599,214	465,213
Total combined loans originated – principal	309,546	252,409
Average customer loan balance (in dollars)(3)	1,609	1,648
Number of new customer loans	70,135	52,961
Number of loans outstanding	352,609	269,739
Customer acquisition costs (in dollars)	295	198
Effective APR of combined loan portfolio	130%	136%
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

Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), finance charges on Sunny installment loans and revenues earned on the Rise and Elastic lines of credit. See “—Components of our Results of Operations—Revenues.”
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
Total combined loans originated – principal.    The amount of loans originated in a period is driven primarily by loans to new customers as well as new loans to prior customers, including refinancings of existing loans to customers in good standing.

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

The following tables summarize the changes in customer loans by product for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	22,265	20,880	43,145	26,990	70,135
Former customer loans originated	15,383	89	15,472	—	15,472
Attrition	(51,175)	(23,086)	(74,261)	(20,709)	(94,970)
Ending number of combined loans outstanding	127,263	138,555	265,818	86,791	352,609
Customer acquisition cost	$333	$275	$305	$279	$295
Average customer loan balance	$2,210	$1,708	$1,948	$571	$1,609

	Three Months Ended March 31, 2017
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	12,365	20,471	32,836	20,125	52,961
Former customer loans originated	14,403	—	14,403	—	14,403
Attrition	(48,879)	(15,461)	(64,340)	(22,478)	(86,818)
Ending number of combined loans outstanding	99,885	94,163	194,048	75,691	269,739
Customer acquisition cost	$306	$150	$209	$181	$198
Average customer loan balance	$2,288	$1,852	$2,076	$523	$1,648
Recent trends.    Our revenues for the three months ended March 31, 2018 totaled $193.5 million, up 24% versus the three months ended March 31, 2017. This growth in revenues was driven by a 29% increase in our average combined loans receivable - principal balance for the three month period as we continued to expand our customer base, with the number of combined loans outstanding increasing 31% over the prior year amount. Our Rise, Elastic and Sunny products have approximately 27%, 47% and 15% more customer loans outstanding as compared to a year ago, respectively.

The growth in loan balances drove the increase in revenues for the three months ended March 31, 2018, offset in part by a decrease in the average APR on the loan portfolio, which declined to 130% during the three months ended March 31, 2018 from 136% during the prior year period. This decrease in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 97% during the three months ended March 31, 2018 compared to Rise, which had an average effective APR of approximately 139% during the three months ended March 31, 2018. Further, as the loan portfolio for Rise installment loans continues to mature, the respective average APR will also continue to drop.
As discussed above, our customer acquisition is seasonal in nature. Although our CAC was significantly higher in the first quarter of 2018 as compared to the first quarter of 2017, it was within our targeted range of $250 to $300. Our new customer loans increased 32% in the first quarter of this year versus the first quarter in the prior year as we funded over 70,000 new loans so far this year. We chose to market all three of our products more aggressively this year than we did in the prior year as the credit quality in our loan portfolio continues to improve. We believe our CAC in future quarters will remain within or below our normalized range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and seasonal consumer demand for our products starts to increase during the last nine months of the year.
Lastly, the average customer loan balance of $1,609 remained relatively flat, decreasing 2% from the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We expect our average customer loan balance to continue to remain relatively consistent during the rest of 2018.

Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands)	2018	2017
Net charge-offs(1)	$102,042	$91,928
Additional provision for loan losses(1)	(9,900)	(9,135)
Provision for loan losses	$92,142	$82,793
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)(3)	11%	11%
Net charge-offs as a percentage of revenues(1)	53%	59%
Total provision for loan losses as a percentage of revenues	48%	53%
Combined loan loss reserve(4)	$84,246	$73,363
Combined loan loss reserve as a percentage of combined loans receivable(4)	14%	16%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	13%	NA	NA	NA
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

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

Recent trends.    Total loan loss provision for the three months ended March 31, 2018 was 48% of revenues, which was within our targeted range of 45% to 55%, and less than the total loan loss provisions of 53% in the first quarter of 2017. For the three months ended March 31, 2018, net charge-offs as a percentage of revenues was 53%, which was a decrease from 59% in the first quarter of 2017. We expect net charge-offs as a percentage of revenues will continue to trend lower due to continued improvements in our underwriting and the ongoing maturation of the loan portfolio.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14%, 14% and 16% as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively, reflecting continued improvements to our underwriting and ongoing maturation of the loan portfolio. Past due loan balances were 11% of total combined loans receivable - principal, consistent with a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through March 31, 2018 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with 2017 performing the best of our historical vintages.

(1) The 2017 and 2018 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended March 31,
Margin metrics (dollars in thousands)	2018	2017

Revenues	$193,537	$156,367
Net charge-offs(1)	(102,042)	(91,928)
Additional provision for loan losses(1)	9,900	9,135
Direct marketing costs	(20,695)	(10,488)
Other cost of sales	(6,329)	(4,108)
Gross profit	74,371	58,978
Operating expenses	(41,742)	(37,362)
Operating income	$32,629	$21,616
As a percentage of revenues:
Net charge-offs	53%	59%
Additional provision for loan losses	(5)	(6)
Direct marketing costs	11	7
Other cost of sales	3	3
Gross margin	38	38
Operating expenses	22	24
Operating margin	17%	14%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to scale our business.
Recent operating margin trends.    For the three months ended March 31, 2018, our operating margin was 17%, which was an improvement from 14% in the prior year period. This increase was largely due to lower net charge-offs resulting from improvements in underwriting and ongoing maturation of the loan portfolio. Our operating margin also increased due to our operating expenses as a percentage of revenue declining to 22% in the first quarter of 2018 as compared to 24% a year ago. This decrease continues to reflect the benefits of scaling our online business model.

The increase in our operating margin was offset by our decision to increase our marketing spend in the first quarter of 2018 as compared to the first quarter of 2017. We nearly doubled our marketing spend in the first quarter of this year to drive higher loan and revenue growth for the rest of 2018. This resulted in the Company funding over 70,000 new customer loans during the first quarter of 2018, up 32% from a year ago, but resulted in higher marketing expense as a percentage of revenue as all of our marketing expense is expensed upon funding a new customer loan in advance of the resulting revenues from that loan. Additionally, while marketing expense nearly doubled in the first quarter of this year versus the prior year, our CAC for the first quarter of 2018, which was $295, was within our targeted range of $250 to $300.

NON-GAAP FINANCIAL MEASURES
We believe that the inclusion of the following non-GAAP financial measures in this Quarterly Report on Form 10-Q can provide a useful measure for period-to-period comparisons of our core business, provide transparency and useful information to investors and others in understanding and evaluating our operating results, and enable investors to better compare our operating performance with the operating performance of our competitors. Management uses these non-GAAP financial measures frequently in its decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and give an additional indication of the Company’s core operating performance. However, non-GAAP financial measures are not a measure calculated in accordance with United States generally accepted accounting principles, or US GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with US GAAP. Other companies may calculate these non-GAAP financial measures differently than we do.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund our loans;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Income taxes; and

•	Fair value gains and losses included in non-operating losses.
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$9,483	$1,668
Adjustments:
Net interest expense	19,213	19,246
Share-based compensation	1,637	702
Foreign currency transaction gains	(756)	(568)
Depreciation and amortization	2,715	2,608
Non-operating loss	38	133
Income tax expense	4,651	1,137
Adjusted EBITDA	$36,981	$24,926

Adjusted EBITDA margin	19%	16%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Net cash provided by operating activities(1)	$83,772	$72,201
Adjustments:
Net charge-offs – combined principal loans	(79,603)	(69,903)
Capital expenditures	(6,087)	(3,093)
FCF	$(1,918)	$(795)
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended March 31,
(dollars in thousands)	2018	2017

Net charge-offs	$102,042	$91,928
Additional provision for loan losses	(9,900)	(9,135)
Provision for loan losses	$92,142	$82,793
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2017		2018
(Dollars in thousands)	March 31	December 31	March 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$367,744	$514,147	$471,996
Loans receivable – principal, past due, company owned	48,007	61,856	60,876
Loans receivable – principal, total, company owned	415,751	576,003	532,872
Loans receivable – finance charges, company owned	21,359	36,562	31,181
Loans receivable – company owned	437,110	612,565	564,053
Allowance for loan losses on loans receivable, company owned	(69,798)	(87,946)	(80,497)
Loans receivable, net, company owned	$367,312	$524,619	$483,556
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$27,841	$41,220	$33,469
Loans receivable – principal, past due, guaranteed by company	957	1,152	1,123
Loans receivable – principal, total, guaranteed by company(1)	28,798	42,372	34,592
Loans receivable – finance charges, guaranteed by company(2)	2,754	3,093	2,612
Loans receivable – guaranteed by company	31,552	45,465	37,204
Liability for losses on loans receivable, guaranteed by company	(3,565)	(5,843)	(3,749)
Loans receivable, net, guaranteed by company(2)	$27,987	$39,622	$33,455
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$395,585	$555,367	$505,465
Combined loans receivable – principal, past due	48,964	63,008	61,999
Combined loans receivable – principal	444,549	618,375	567,464
Combined loans receivable – finance charges	24,113	39,655	33,793
Combined loans receivable	$468,662	$658,030	$601,257

	2017		2018
(Dollars in thousands)	March 31	December 31	March 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(69,798)	$(87,946)	$(80,497)
Liability for losses on loans receivable, guaranteed by company	(3,565)	(5,843)	(3,749)
Combined loan loss reserve	$(73,363)	$(93,789)	$(84,246)
Combined loans receivable – principal, past due(3)	$48,964	$63,008	$61,999
Combined loans receivable – principal(3)	444,549	618,375	567,464
Percentage past due(1)	11%	10%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	14%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	16%	14%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the three months ended March 31, 2018, net interest expense also included amortization of the debt discount for the Convertible Term Notes.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income.    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives not designated as cash flow hedges.

RESULTS OF OPERATIONS
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended March 31,
Condensed consolidated income statements data (dollars in thousands)	2018	2017

Revenues	$193,537	$156,367
Cost of sales:
Provision for loan losses	92,142	82,793
Direct marketing costs	20,695	10,488
Other cost of sales	6,329	4,108
Total cost of sales	119,166	97,389
Gross profit	74,371	58,978
Operating expenses:
Compensation and benefits	22,427	20,528
Professional services	8,312	7,576
Selling and marketing	2,952	2,478
Occupancy and equipment	4,119	3,257
Depreciation and amortization	2,715	2,608
Other	1,217	915
Total operating expenses	41,742	37,362
Operating income	32,629	21,616
Other income (expense):
Net interest expense	(19,213)	(19,246)
Foreign currency transaction gain	756	568
Non-operating loss	(38)	(133)
Total other expense	(18,495)	(18,811)
Income before taxes	14,134	2,805
Income tax expense	4,651	1,137
Net income	$9,483	$1,668

	Three Months Ended March 31,
As a percentage of revenues	2018	2017

Cost of sales:
Provision for loan losses	48%	53%
Direct marketing costs	11	7
Other cost of sales	3	3
Total cost of sales	62	62
Gross profit	38	38
Operating expenses:
Compensation and benefits	12	13
Professional services	4	5
Selling and marketing	2	2
Occupancy and equipment	2	2
Depreciation and amortization	1	2
Other	1	1
Total operating expenses	22	24
Operating income	17	14
Other income (expense):
Net interest expense	(10)	(12)
Foreign currency transaction gain	—	—
Non-operating loss	—	—
Total other expense	(10)	(12)
Income before taxes	7	2
Income tax expense	2	1
Net income	5%	1%
Comparison of the three months ended March 31, 2018 and 2017.
Revenues

	Three Months Ended March 31,
	2018		2017		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$192,258	99%	$155,852	100%	$36,406	23%
Other	1,279	1	515	—	764	148
Revenues	$193,537	100%	$156,367	100%	$37,170	24%

Revenues increased by $37.2 million, or 24%, from $156.4 million for the three months ended March 31, 2017 to $193.5 million for the three months ended March 31, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our overall effective APR of our loan portfolio to continue to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The increase in Other revenues is due to an increase in marketing and licensing fees related to the Elastic product and Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$301,985	$245,381	$547,366	$51,848	$599,214
Effective APR	139%	97%	120%	236%	130%
Finance charges	$103,208	$58,903	$162,111	$30,147	$192,258
Other	830	365	1,195	84	1,279
Total revenue	$104,038	$59,268	$163,306	$30,231	$193,537

	Three Months Ended March 31, 2017
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$245,629	$175,617	$421,246	$43,967	$465,213
Effective APR	147%	96%	126%	229%	136%
Finance charges	$89,235	$41,771	$131,006	$24,846	$155,852
Other	156	359	515	—	515
Total revenue	$89,391	$42,130	$131,521	$24,846	$156,367

 _________
(1) Includes loans originated by third party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Average combined loans receivable - principal is calculated using daily principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

During the three months ended March 31, 2018, our average combined loans receivable – principal increased $134.0 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $43.0 million during the three months ended March 31, 2018 compared to the same prior year period. Additionally, marketing and licensing fees increased $0.8 million. These increases were offset by a $6.6 million decrease due to a reduction in our average APR related to the strong growth in Elastic, which has the lowest APR of the three products, and as the Rise installment loan portfolio continues to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of lower average effective APR to continue.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$92,142	48%	$82,793	53%	$9,349	11%
Direct marketing costs	20,695	11	10,488	7	10,207	97
Other cost of sales	6,329	3	4,108	3	2,221	54
Total cost of sales	$119,166	62%	$97,389	62%	$21,777	22%
Provision for loan losses.    Provision for loan losses increased by $9.3 million, or 11%, from $82.8 million for the three months ended March 31, 2017 to $92.1 million for the three months ended March 31, 2018 primarily due to a $10.1 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was accompanied by a decrease of $0.8 million in the additional provision for loan losses due to the improved credit quality of the portfolio.
The tables below break out these changes by loan product:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(63,447)	(29,685)	(93,132)	(8,910)	(102,042)
Provision for loan losses	51,789	28,913	80,702	11,440	92,142
Effect of foreign currency	—	—	—	357	357
Ending balance	$44,209	$28,098	$72,307	$11,939	$84,246
Combined loans receivable(1)(2)	$299,992	$246,926	$546,918	$54,339	$601,257
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	11%	13%	22%	14%
Net charge-offs as a percentage of revenues	61%	50%	57%	29%	53%
Provision for loan losses as a percentage of revenues	50%	49%	49%	38%	48%

	Three Months Ended March 31, 2017
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(59,630)	(21,375)	(81,005)	(10,923)	(91,928)
Provision for loan losses	48,708	22,073	70,781	12,012	82,793
Effect of foreign currency	—	—	—	122	122
Ending balance	$42,414	$20,087	$62,501	$10,862	$73,363
Combined loans receivable(1)(2)	$244,739	$181,077	$425,816	$42,846	$468,662
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	11%	15%	25%	16%
Net charge-offs as a percentage of revenues	67%	51%	62%	44%	59%
Provision for loan losses as a percentage of revenues	54%	52%	54%	48%	53%

 _________

1.
Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

2.Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $10.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to the overall loan growth in the portfolio, with the primary growth attributed to the Elastic product. Net charge-offs as a percentage of revenues for the three months ended March 31, 2018 was 53%, a decrease from 59% for the comparable period in 2017. Loan loss provision for the three months ended March 31, 2018 totaled 48% of revenues, down from 53% for the three months ended March 31, 2017 due to improving overall portfolio credit quality in the three months ended March 31, 2018 compared to the prior year period.
Direct marketing costs.    Direct marketing costs increased by $10.2 million, or 97%, from $10.5 million for the three months ended March 31, 2017 to $20.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, the number of new customers acquired increased to 70,135 compared to 52,961 during the three months ended March 31, 2017. The resulting CAC increased by $97, or 49%, increasing to $295, from $198 in the prior year period, but was still within the targeted range of $250 to $300. The increase in new customers is attributable to increased marketing efforts on all three products, but particularly our Rise and Sunny products, which increased by 80% and 34%, respectively, for the three months ended March 31, 2018 compared to the prior year.

Other cost of sales.    Other cost of sales increased by $2.2 million, or 54%, from $4.1 million for the three months ended March 31, 2017 to $6.3 million for the three months ended March 31, 2018 due to increased data verification costs for all products and settlement expenses primarily related to the Sunny product.

Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$22,427	12%	$20,528	13%	$1,899	9%
Professional services	8,312	4	7,576	5	736	10
Selling and marketing	2,952	2	2,478	2	474	19
Occupancy and equipment	4,119	2	3,257	2	862	26
Depreciation and amortization	2,715	1	2,608	2	107	4
Other	1,217	1	915	1	302	33
Total operating expenses	$41,742	22%	$37,362	24%	$4,380	12%
Compensation and benefits.    Compensation and benefits increased by $1.9 million, or 9%, from $20.5 million for the three months ended March 31, 2017 to $22.4 million for the three months ended March 31, 2018 primarily due to an increase in the number of employees as we continue to scale our business.
Professional services.     Professional services increased by $0.7 million, or 10%, from $7.6 million for the three months ended March 31, 2017 to $8.3 million for the three months ended March 31, 2018 primarily due to increased expenses as a result of being a public company.
Selling and marketing.    Selling and marketing increased by $0.5 million, or 19%, from $2.5 million for the three months ended March 31, 2017 to $3.0 million for the three months ended March 31, 2018 primarily due to increased advertising agency costs.
Occupancy and equipment.    Occupancy and equipment increased by $0.9 million, or 26%, from $3.3 million for the three months ended March 31, 2017 to $4.1 million for the three months ended March 31, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to scale our business.
Depreciation and amortization.     Depreciation and amortization increased by $0.1 million, or 4%, from $2.6 million for the three months ended March 31, 2017 to $2.7 million for the three months ended March 31, 2018 primarily due to the impact of the change in the British pound ("GBP") foreign exchange rate.
Other expenses.    Other expenses increased by $0.3 million, or 33%, from $0.9 million for the three months ended March 31, 2017 to $1.2 million for the three months ended March 31, 2018 due to costs associated with scaling our business.

 Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$19,213	10%	$19,246	12%	$(33)	—%
Net interest expense was flat during the three months ended March 31, 2018 as compared to the prior year period. At March 31, 2017, we had an average balance of $513.9 million in notes payable outstanding under our debt facilities, which increased to $521.7 million at March 31, 2018, resulting in additional interest expense of approximately $0.3 million. Our average effective interest rate on our notes payable outstanding has decreased from 15.2% for the three months ended March 31, 2017 to 14.9% for the three months ended March 31, 2018 as net proceeds from the IPO in April 2017 were used to repay a portion of outstanding debt with a higher interest rate. In addition, in January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$306,605	$364,133
Net interest expense	11,213	14,025
Effective cost of funds	14.8%	15.6%

ESPV Facility
Average facility balance during the period	$215,111	$149,800
Net interest expense	8,000	5,221
Effective cost of funds	15.1%	14.1%
Foreign currency transaction gain
During the three months ended March 31, 2018, we realized a $0.8 million gain in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the three months ended March 31, 2017 was $0.6 million.

Non-operating loss
During the three months ended March 31, 2018 and 2017, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. In January 2018, the Company paid approximately $2.0 million to VPC to settle the derivative liability associated with the Redemption Premium Feature upon the conversion of the Convertible Term Notes to the existing 4th Tranche Term Note.

Income tax expense

	Three Months Ended March 31,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$4,651	2%	$1,137	1%	$3,514	309%
Our income tax expense increased $3.5 million, or 309%, from $1.1 million for the three months ended March 31, 2017 to $4.7 million for the three months ended March 31, 2018. Our consolidated effective tax rates for the three months ended March 31, 2018 and 2017 was 33% and 41%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US and 20% in the UK primarily due to our permanent non-deductible items. In addition, in the US, our effective tax rate is impacted by corporate state tax obligations in the states where we have lending activities. The Company's consolidated cash effective tax rate was approximately 7% for the first quarter of 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the financial statements for the three months ended March 31, 2018 and 2017.
Net income

	Three Months Ended March 31,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$9,483	5%	$1,668	1%	$7,815	469%
Our net income increased $7.8 million, or 469%, from net income of $1.7 million for the three months ended March 31, 2017 to $9.5 million for the three months ended March 31, 2018 due to an increase in revenue that resulted from growth in our overall loan portfolio in addition to improved efficiencies as we continue to scale our business.

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
The VPC Facility provided the following term notes as of March 31, 2018:

•
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $240 million outstanding as of March 31, 2018. In addition to VPC, which has committed $290 million to this facility, there are currently three other lenders that have committed $20 million each to this facility.

•	UK Term Note with a maximum borrowing amount of approximately $48 million at a base rate (defined as the 3-month LIBOR rate) plus 14% used to fund the Sunny loan portfolio.

•	4th Tranche Term Note with a maximum borrowing amount of $35 million bearing interest at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% used to fund working capital.
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
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. We were in compliance with all covenants as of March 31, 2018.
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
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million outstanding as of March 31, 2018. As of March 31, 2018, the base rate of the ESPV Facility was 1.75% per annum for the outstanding balance. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021 excluding $49 million currently outstanding under the ESPV Facility which has an August 13, 2018 maturity date. We currently expect this amount will not be repaid on its original maturity date but will instead be extended to a July 1, 2021 maturity date.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of March 31, 2018.
During 2018, we expect an additional SPV will be created as another funding source for the Elastic line of credit product. This additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds.

Outstanding Notes Payable
The outstanding balance of notes payable as of March 31, 2018 is as follows:

(dollars in thousands)	March 31, 2018
US Term Note bearing interest at 3-month LIBOR + 11%	240,000
UK Term Note bearing interest at 3-month LIBOR + 14%	31,639
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	216,000
Total	522,689
The following table presents the future debt maturities as of March 31, 2018:

Year (dollars in thousands)	March 31, 2018
Remainder of 2018	$124,000
2019	—
2020	—
2021	398,689
2022	—
Total	$522,689
As noted above, all of the debt scheduled to mature in 2018 is expected to be extended to a 2021 maturity date.

Cash and cash equivalents, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(dollars in thousands)	2018	2017

Cash and cash equivalents	$87,860	$97,231
Loans receivable, net	483,556	367,312
Cash provided by (used in):
Operating activities	83,772	72,201
Investing activities	(42,302)	(48,347)
Financing activities	4,892	19,635
Our cash and cash equivalents at March 31, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Net cash provided by operating activities
We generated $83.8 million in cash from our operating activities for the three months ended March 31, 2018, primarily from revenues derived from our loan portfolio. This was up $11.6 million from the $72.2 million of cash provided by operating activities during the three months ended March 31, 2017. This increase was the result of the growth in our loan portfolio in 2017, which contributed to the $37.2 million increase in our revenues for the three months ended March 31, 2018 compared to the same prior year period.

Net cash used in investing activities
For the three months ended March 31, 2018 and 2017, cash used in investing activities was $42.3 million and $48.3 million, respectively. The increase was primarily due to an increase in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2018	2017

Cash used in investing activities
Net loans issued to consumers, less repayments	$(34,739)	$(43,896)
Participation premium paid	(1,476)	(1,358)
Purchases of property and equipment	(6,087)	(3,093)
	$(42,302)	$(48,347)
Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, repayments of capital leases, and activity related to stock awards. For the three months ended March 31, 2018 and 2017, cash provided by financing activities was $4.9 million and $19.6 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the three months ended March 31,
(dollars in thousands)	2018	2017

Cash provided by financing activities
Proceeds of Notes payable, net	$8,000	$19,479
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Proceeds from stock option exercises	269	578
Other activities	—	(422)
	$4,892	$19,635
The decrease in cash provided by financing activities for the three months ended March 31, 2018 versus the comparable period of 2017 was due to less borrowings as we funded more of our growth using operating cash flows.
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

	For the three months ended March 31,
(dollars in thousands)	2018	2017

Net cash provided by operating activities	$83,772	$72,201
Adjustments:
Net charge-offs – combined principal loans	(79,603)	(69,903)
Capital expenditures	(6,087)	(3,093)
FCF	$(1,918)	$(795)
Our FCF was negative $1.9 million for the first three months of 2018 compared to $0.8 million for the comparable prior year period. The decrease in our FCF was the result of the increase in net charge-offs - combined principal loans during the first three months of 2018, as discussed previously, and increased capital expenditures.
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

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2017, with the exception of additional debt amendments discussed previously. See “—Liquidity and Capital Resources.”
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
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We realize revenues in connection with the consumer loans we offer for each of our products, including finance charges, lines of credit fees and fees for services provided through CSO programs (“CSO fees”). Generally, all of our revenues consist of finance charges on Rise and Sunny installment loans, cash advance fees associated with the Elastic line of credit product, and fees for services provided through CSO programs associated with Rise installment loans in Texas and Ohio. The Company also recorded revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the Company or its CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and CSO programs. Revenue related to these fees is recognized when service is performed.

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

Share-Based Compensation
In accordance with applicable accounting standards, all share-based compensation, consisting of stock options and restricted stock units (“RSUs") issued to employees is measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). Starting July 2017, we also have an employee stock purchase plan (“ESPP”). The determination of fair value of share-based payment awards and ESPP purchase rights on the date of grant using option-pricing models is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term. We use the Black-Scholes-Merton Option Pricing Model to estimate the grant-date fair value of stock options. We also use an equity valuation model to estimate the grant-date fair value of RSUs. Additionally, the recognition of share-based compensation expense requires an estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.
Derivative Financial Instruments
Our derivative financial instruments include bifurcated embedded derivatives that were identified within the Convertible Term Notes and interest rate caps on our US Term Notes and our ESPV Facility, which are cash flow hedges. The derivatives are recorded as assets or liabilities at fair value. Changes in the bifurcated embedded derivatives' fair value are immediately included in earnings. Changes in the interest rate caps fair value are included in Accumulated other comprehensive income and subsequently reclassified to interest expense when the hedged expenses are recorded.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). The purpose of ASU 2018-05 is to incorporate the guidance pronounced through Staff Accounting Bulletin No. 118 ("SAB 118"). The Company has adopted all of the amendments of ASU 2018-05 on a prospective basis as of January 1, 2018. The adoption of ASU 2018-05 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Retained earnings. The amount of the reclassification for the three months ended March 31, 2018 was $920 thousand.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to accumulated other comprehensive income and retained earnings. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The purpose of ASU 2017-09 is to provide clarity and reduce both the diversity in practice and the cost and complexity when applying the guidance to a change to the terms or conditions of a share-based payment award. Under this new guidance, an entity should account for the effects of a modification unless all of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted all amendments of ASU 2017-09 on a prospective basis as of January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's financial condition, results of operations, or cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its condensed statements of cash flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the three months ended March 31, 2018 and 2017 was $2 thousand and $95 thousand, respectively.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-15 on a prospective basis as of January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management has determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of March 31, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes, although in the future we may continue to enter into interest rate hedging or enter into exchange rate hedging arrangements to manage the risks described below.
Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2018 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. Any increase in the 3-month LIBOR rate on borrowings not subject to an interest rate cap will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at March 31, 2018 was $306.7 million and the balance at December 31, 2017 was $306.3 million. The outstanding balance of our ESPV Facility was $216.0 million and $208.0 million at March 31, 2018 and December 31, 2017, respectively. Based on the average outstanding indebtedness through the three months ended March 31, 2018, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.5 million for the period.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains of approximately $0.8 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At March 31, 2018, our net GBP-denominated assets were approximately $57.6 million (which excludes the $20.1 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $5.8 million. During the three months ended March 31, 2018, the GBP-denominated pre-tax loss was approximately $0.4 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $43 thousand.

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
Civil Investigative Demand
In June 2012, prior to the spin-off from Think Finance, Inc. ("TFI"), and in February 2016, after the spin-off, TFI received Civil Investigative Demands from the CFPB. The purpose of the Civil Investigative Demands was to determine whether small-dollar online lenders or other unnamed persons engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of Section 1036 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. Further, on November 15, 2017 the CFPB sued TFI alleging it deceived consumers into paying debts that were not valid and that it collected loan payments that consumers did not owe. While TFI’s business is distinct from our business, we cannot predict the final outcome of the Civil Investigative Demands or to what extent any obligations arising out of such final outcome will be applicable to our company or business, if at all.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 6. Exhibits

Exhibit number	Description
10.1#∞	Office Lease Agreement, dated January 24, 018, by and between the Registrant and COP-Spectrum Center, LLC (1)
10.2#+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement with Brian Biglin (2)
10.3+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award
10.4+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees)
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan.
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

(1)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 9, 2018.
(2)	Filed as an Exhibit to our Form S-8 Registration Statement filed on March 12, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	May 11, 2018	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 11, 2018	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)