Form 10-Q
period 2018-06-30
Elevate Credit, Inc.
filed 2018-08-10
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2018
Common Shares, $0.0004 par value	43,191,137

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

•	the availability of debt financing, funding sources and disruptions in credit markets;

•	the intention to create an additional special purpose vehicle ("SPV") as another funding source for the Elastic line of credit product;

•	the expectation that this additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds;

•	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

•	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

•	our expectations with respect to trends in our average portfolio effective annual percentage rate;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our anticipated expansion of relationships with strategic partners;

•	customer demand for our product and our ability to rapidly grow our business in response to fluctuations in demand;

•	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

•	the ability of customers to repay loans;

•	interest rates and origination fees on loans;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

•	our reliance on third-party service providers;

•	our access to the automated clearinghouse system;

•	the efficacy of our marketing efforts and relationships with marketing affiliates;

•	our anticipated direct marketing costs and spending;

•	the evolution of technology affecting our products, services and markets;

•	continued innovation of our analytics platform;

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

•
our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau ("CFPB") and developments or changes in state law such as recently proposed legislation in Ohio regarding interest rate caps;

•	regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;

•	public perception of our business and industry;

•	the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;

•	the anticipated effect on our business of natural or man-made catastrophes;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the utility of non-GAAP financial measures;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our anticipated development and release of certain products and applications and changes to certain products;

•	our anticipated investing activity; and

•	trends anticipated to continue as our portfolio of loans matures.
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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents*	$69,368	$41,142
Restricted cash	1,594	1,595
Loans receivable, net of allowance for loan losses of $76,575 and $87,946, respectively*	507,801	524,619
Prepaid expenses and other assets*	12,924	10,306
Receivable from CSO lenders	17,752	22,811
Receivable from payment processors*	26,742	21,126
Deferred tax assets, net	18,105	23,545
Property and equipment, net	31,415	24,249
Goodwill	16,027	16,027
Intangible assets, net	2,000	2,123
Derivative assets at fair value (cost basis of $761 and $0, respectively)*	2,016	—
Total assets	$705,744	$687,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($0 and $95 payable to Think Finance at June 30, 2018 and December 31, 2017, respectively)*	$36,800	$42,213
State and other taxes payable	931	884
Deferred revenue*	28,863	33,023
Notes payable, net*	525,344	513,295
Derivative liability	—	1,972
Total liabilities	591,938	591,387
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at June 30, 2018 and December 31, 2017.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 43,115,863 and 42,165,524 issued and outstanding, respectively	17	17
Additional paid-in capital	178,440	174,090
Accumulated deficit	(66,423)	(79,954)
Accumulated other comprehensive income, net of tax benefit of $1,189 and $2,273, respectively*	1,772	2,003
Total stockholders’ equity	113,806	96,156
Total liabilities and stockholders’ equity	$705,744	$687,543
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Revenues	$184,377	$150,471	$377,914	$306,838
Cost of sales:
Provision for loan losses	88,598	72,297	180,740	155,090
Direct marketing costs	22,180	19,592	42,875	30,080
Other cost of sales	6,566	4,425	12,895	8,533
Total cost of sales	117,344	96,314	236,510	193,703
Gross profit	67,033	54,157	141,404	113,135
Operating expenses:
Compensation and benefits	23,380	20,824	45,807	41,352
Professional services	8,374	8,851	16,686	16,427
Selling and marketing	2,403	2,142	5,355	4,620
Occupancy and equipment	4,630	3,519	8,749	6,776
Depreciation and amortization	2,962	2,393	5,677	5,001
Other	1,568	1,095	2,785	2,010
Total operating expenses	43,317	38,824	85,059	76,186
Operating income	23,716	15,333	56,345	36,949
Other income (expense):
Net interest expense	(19,263)	(18,095)	(38,476)	(37,341)
Foreign currency transaction (loss) gain	(1,231)	1,716	(475)	2,284
Non-operating gain (loss)	—	2,646	(38)	2,513
Total other expense	(20,494)	(13,733)	(38,989)	(32,544)
Income before taxes	3,222	1,600	17,356	4,405
Income tax expense (benefit)	94	(1,420)	4,745	(283)
Net income	$3,128	$3,020	$12,611	$4,688

Basic earnings per share	$0.07	$0.08	$0.30	$0.18
Diluted earnings per share	$0.07	$0.08	$0.29	$0.17
Basic weighted average shares outstanding	42,561,403	38,541,965	42,386,660	25,841,408
Diluted weighted average shares outstanding	44,239,007	39,950,760	43,937,066	27,294,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,128	$3,020	$12,611	$4,688
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(1,495)	171	(402)	94
Reclassification of certain deferred tax effects	—	—	(920)	—
Change in derivative valuation, net of tax of $164 and $0 for the three and six months ended 2018 and 2017, respectively	(243)	—	1,091	—
Total other comprehensive income (loss), net of tax	(1,738)	171	(231)	94
Total comprehensive income	$1,390	$3,191	$12,380	$4,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2018 and 2017

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2016	—	—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$88,854	$(76,385)	$1,087	$13,567
Share-based compensation	—	—	—	—	—	—	—	—	2,787	—	—	2,787
Exercise of stock options	—	—	308,738	—	—	—	—	—	(2)	—	—	(2)
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	(1,873)	—	—	(1,873)
Issuance of common stock net of deferred costs	—	—	14,285,000	6	—	—	—	—	80,188	—	—	80,194
Conversion of preferred shares	—	—	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—
2.5-for-1 common stock split on converted preferred shares	—	—	8,459,109	—	—	—	—	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	94	94
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	3,364	—	3,364
Net income	—	—	—	—	—	—	—	—	—	4,688	—	4,688
Balances at June 30, 2017	—	—	41,693,473	$17	—	$—	—	$—	$169,954	$(68,333)	$1,181	$102,819

Balances at December 31, 2017	—	—	42,165,524	17	—	—	—	—	174,090	(79,954)	2,003	96,156
Share-based compensation	—	—	—	—	—	—	—	—	3,647	—	—	3,647
Exercise of stock options	—	—	259,196	—	—	—	—	—	969	—	—	969
Vesting of restricted stock units	—	—	629,147	—	—	—	—	—	—	—	—	—
ESPP shares issued	—	—	61,996	—	—	—	—	—	408	—	—	408
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	(674)	—	—	(674)
Comprehensive loss:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	(402)	(402)
Change in derivative valuation net of tax expense of $164	—	—	—	—	—	—	—	—	—	—	1,091	1,091
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	—	—	—	—	12,611	—	12,611
Balances at June 30, 2018	—	—	43,115,863	$17	—	$—	—	$—	$178,440	$(66,423)	$1,772	$113,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,611	$4,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,677	5,001
Provision for loan losses	180,740	155,090
Share-based compensation	3,647	2,787
Amortization of debt issuance costs	191	284
Amortization of loan premium	3,006	2,534
Amortization of convertible note discount	138	2,871
Amortization of derivative assets	606	—
Deferred income tax expense, net	4,602	(854)
Unrealized gain from foreign currency transactions	475	(2,284)
Non-operating loss	38	(2,513)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,134)	(1,891)
Receivables from payment processors	(5,864)	(799)
Receivables from CSO lenders	4,921	1,783
Interest receivable	(43,097)	(36,195)
State and other taxes payable	71	29
Deferred revenue	1,171	1,633
Accounts payable and accrued liabilities	(4,314)	2,939
Net cash provided by operating activities	162,485	135,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(625,951)	(508,514)
Principal collections and recoveries on loans receivable	497,076	371,806
Participation premium paid	(3,020)	(2,558)
Purchases of property and equipment	(12,450)	(8,376)
Net cash used in investing activities	(144,345)	(147,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$12,135	$40,500
Payments of notes payable	—	(84,950)
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Payment of capital lease obligations	—	(21)
Debt issuance costs paid	(25)	(730)
Equity issuance costs paid	—	(1,731)
ESPP shares issued	408	—
Proceeds from issuance of common stock	—	86,699
Proceeds from stock option exercises	969	765
Taxes paid related to net share settlement of equity awards	—	(422)
Net cash provided by financing activities	10,110	40,110
Effect of exchange rates on cash	(25)	453
Net increase in cash, cash equivalents and restricted cash	28,225	28,024

Cash and cash equivalents, beginning of period	41,142	53,574
Restricted cash, beginning of period	1,595	1,785
Cash, cash equivalents and restricted cash, beginning of period	42,737	55,359

Cash and cash equivalents, end of period	69,368	81,195
Restricted cash, end of period	1,594	2,188
Cash, cash equivalents and restricted cash, end of period	$70,962	$83,383

Supplemental cash flow information:
Interest paid	$37,696	$35,000
Taxes paid	$332	$382

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$5,331	$5,513
Derivative debt discount on convertible term notes	$—	$2,517
Prepaid expenses accrued but not yet paid	$559	$—
Property and equipment accrued but not yet paid	$442	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$—	$3,364
Impact on OCI and retained earnings of adoption of ASU 2018-02	$920	$—
Changes in fair value of interest rate caps	$1,255	$—
Deferred IPO costs included in Additional paid-in capital	$—	$6,708
Tax benefit of equity issuance costs included in Additional paid-in capital	$674	$1,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2018 and 2017

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 9, 2018. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of June 30, 2018:

•
Convertible Preferred Stock: In April 2017, as a result of the IPO, all then outstanding shares of the Company's convertible preferred stock (5,639,410) were converted on a one-to-one basis without additional consideration into an aggregate of 5,639,410 shares of common stock and, thereafter, into 14,098,519 shares of common stock after the application of the 2.5-for-1 forward stock split.

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
For the three and six months ended June 30, 2018 and 2017

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018, and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three and six months ended June 30, 2018 was $0 thousand and $920 thousand, respectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the six months ended June 30, 2018 and 2017 was immaterial and $405 thousand, respectively.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of June 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

Accounting Standards to be Adopted in Future Periods
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in, or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. This portion of the guidance is effective for public companies for fiscal years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company does not expect ASU 2018-09 to have a material impact on the Company's condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company expects to complete its analysis of the impact in 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

NOTE 2 - EARNINGS PER SHARE

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO, which has been retroactively applied to previously reported share and earnings per share amounts.
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2018 and 2017.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Numerator (basic):
Net income	$3,128	$3,020	$12,611	$4,688

Numerator (diluted):
Net income	$3,128	$3,020	$12,611	$4,688

Denominator (basic):
Basic weighted average number of shares outstanding	42,561,403	38,541,965	42,386,660	25,841,408

Denominator (diluted):
Basic weighted average number of shares outstanding	42,561,403	38,541,965	42,386,660	25,841,408
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	1,677,604	1,408,795	1,550,406	1,453,537
Diluted weighted average number of shares outstanding	44,239,007	39,950,760	43,937,066	27,294,945

Basic and diluted earnings per share:
Basic earnings per share	$0.07	$0.08	$0.30	$0.18
Diluted earnings per share	$0.07	$0.08	$0.29	$0.17

For the three months ended June 30, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	941,832 and 429,450 common shares issuable upon exercise of the Company's stock options; and

•	855,909 and 1,126,945 common shares issuable upon vesting of the Company's RSUs.

For the six months ended June 30, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	567,754 and 418,638 common shares issuable upon exercise of the Company's stock options; and

•	484,511 and 569,538 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and six month periods ended June 30, 2018 and 2017.
NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Finance charges	$110,519	$91,870
CSO fees	13,577	12,854
Lines of credit fees	59,298	43,808
Other	983	1,939
Total revenues	$184,377	$150,471

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Finance charges	$229,015	$189,941
CSO fees	28,436	28,864
Lines of credit fees	118,201	85,580
Other	2,262	2,453
Total revenues	$377,914	$306,838

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at June 30, 2018 and December 31, 2017. The following reflects the credit quality of the Company’s loans receivable as of June 30, 2018 and December 31, 2017 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request a 16 day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of June 30, 2018 and December 31, 2017 have been charged off.

	June 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$269,751	$242,428	$512,179
Past due loans	48,666	21,238	69,904
Total loans receivable	318,417	263,666	582,083
Net unamortized loan premium	—	2,293	2,293
Less: Allowance for loan losses	(47,181)	(29,394)	(76,575)
Loans receivable, net	$271,236	$236,565	$507,801

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$298,964	$237,797	$536,761
Past due loans	52,379	21,076	73,455
Total loans receivable	351,343	258,873	610,216
Net unamortized loan premium	—	2,349	2,349
Less: Allowance for loan losses	(59,076)	(28,870)	(87,946)
Loans receivable, net	$292,267	$232,352	$524,619
Total loans receivable includes approximately $31.5 million and $36.6 million of interest receivable at June 30, 2018 and December 31, 2017, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$56,148	$28,098	$84,246
Provision for loan losses	58,812	29,786	88,598
Charge-offs	(68,650)	(31,065)	(99,715)
Recoveries of prior charge-offs	5,384	2,575	7,959
Effect of changes in foreign currency rates	(557)	—	(557)
Total	51,137	29,394	80,531
Accrual for CSO lender owned loans	(3,956)	—	(3,956)
Balance end of period	$47,181	$29,394	$76,575

	Three Months Ended June 30, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$53,276	$20,087	$73,363
Provision for loan losses	49,134	23,163	72,297
Charge-offs	(59,420)	(24,301)	(83,721)
Recoveries of prior charge-offs	5,752	1,737	7,489
Effect of changes in foreign currency rates	412	—	412
Total	49,154	20,686	69,840
Accrual for CSO lender owned loans	(3,810)	—	(3,810)
Balance end of period	$45,344	$20,686	$66,030

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

	Six Months Ended June 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$64,919	$28,870	$93,789
Provision for loan losses	122,041	58,699	180,740
Charge-offs	(147,194)	(63,044)	(210,238)
Recoveries of prior charge-offs	11,571	4,869	16,440
Effect of changes in foreign currency rates	(200)	—	(200)
Total	51,137	29,394	80,531
Accrual for CSO lender owned loans	(3,956)	—	(3,956)
Balance end of period	$47,181	$29,394	$76,575

	Six Months Ended June 30, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$62,987	$19,389	$82,376
Provision for loan losses	109,854	45,236	155,090
Charge-offs	(135,682)	(47,295)	(182,977)
Recoveries of prior charge-offs	11,461	3,356	14,817
Effect of changes in foreign currency rates	534	—	534
Total	49,154	20,686	69,840
Accrual for CSO lender owned loans	(3,810)	—	(3,810)
Balance end of period	$45,344	$20,686	$66,030

As of June 30, 2018 and December 31, 2017, respectively, estimated losses of approximately $4.0 million and $5.8 million for the CSO owned loans receivable guaranteed by the Company of approximately $39.4 million and $45.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and six months ended June 30, 2018:

Three Months Ended June 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Outstanding recorded investment before TDR	$2,054
Outstanding recorded investment after TDR	1,696
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$358

Six Months Ended June 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Outstanding recorded investment before TDR	$5,098
Outstanding recorded investment after TDR	3,792
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$1,306

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and six months ended June 30, 2018:

Three Months Ended June 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Average outstanding recorded investment(1)	$3,317
Interest income recognized	$1,162
1. Simple average based on the number of days between the modification date and the earlier of the liquidation date or June 30, 2018.

Six Months Ended June 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Average outstanding recorded investment(1)	$3,988
Interest income recognized	$2,814
1. Simple average based on the number of days between the modification date and the earlier of the liquidation date or June 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

The table below presents the Company's loans modified as TDRs as of June 30, 2018 and December 31, 2017:

	Installment loans and lines of credit
(Dollars in thousands)	June 30, 2018	December 31, 2017
Current outstanding investment	$1,167	$2,661
Delinquent outstanding investment	1,703	2,445
Outstanding recorded investment	2,870	5,106
Less: Impairment	(254)	(459)
Outstanding recorded investment, net of impairment	$2,616	$4,647

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $2.7 million and $7.1 million loan restructurings accounted for as TDRs that subsequently defaulted for the three and six months ended June 30, 2018, respectively. The Company had commitments to lend additional funds of approximately $0.1 million to customers with available and unfunded lines of credit as of June 30, 2018.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$19,900	$14,928
Loans receivable, net of allowance for loan losses of $29,394 and $28,869, respectively	236,565	232,353
Prepaid expenses and other assets ($0 and $50, respectively, eliminates upon consolidation)	113	50
Derivative asset at fair value (cost basis of $361 and $0, respectively)	955	—
Receivable from payment processors	11,895	9,889
Total assets	$269,428	$257,220
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($7,055 and $7,606, respectively, eliminates upon consolidation)	$15,424	$13,922
Deferred revenue	5,187	4,363
Reserve deposit liability ($32,400 and $31,200, respectively, eliminates upon consolidation)	32,400	31,200
Notes payable, net	215,823	207,735
Accumulated other comprehensive income	594	—
Total liabilities and shareholder’s equity	$269,428	$257,220
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
For the three and six months ended June 30, 2018 and 2017

NOTE 5—NOTES PAYABLE
The Company has two debt facilities with VPC. The Rise SPV, LLC ("RSPV," a subsidiary of the Company) credit facility (the "VPC Facility") and the ESPV Facility.
VPC Facility
The VPC Facility provides the following term notes:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at June 30, 2018 and December 31, 2017 was 12.75% and 12.64%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the aggregate $240 million outstanding as of June 30, 2018. See Note 8—Fair Value Measurements.

•
A maximum borrowing amount of $48 million at a base rate (defined as the 3-month LIBOR) plus 14% used to fund the UK Sunny loan portfolio (“UK Term Note”) as of June 30, 2018. As of December 31, 2017, the maximum borrowing amount was $48 million bearing interest at a base rate (defined as the 3-month LIBOR) plus 16%. The blended interest rate at June 30, 2018 and December 31, 2017 was 16.32% and 17.64%, respectively.

•
A maximum borrowing amount of $35 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”) as of June 30, 2018. As of December 31, 2017, the maximum borrowing amount was $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17%. The blended interest rate at June 30, 2018 and December 31, 2017 was 15.32% and 18.64%, respectively.

•
A maximum borrowing amount of $0 and $10 million as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, the interest rate was the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The blended interest rate at December 31, 2017 was 10.64%.

•	As of January 30, 2018, the balance of the Convertible Term Notes was converted into the 4th Tranche Term Notes.

In August 2018, the maturity date of $75 million outstanding under the US Term Note, which previously had a maturity date of August 13, 2018, was automatically extended to February 1, 2021 per the terms of the agreement. As a result of this extension, all amounts outstanding under the US Term Note, the UK Term Note and the 4th Tranche Term Note have a maturity date of February 1, 2021. The Convertible Term Note had a maturity date of January 30, 2018 but became a part of the 4th Tranche Term Note on that date. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2018 and December 31, 2017.

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
For the three and six months ended June 30, 2018 and 2017

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

ESPV Facility

The ESPV Facility is used to purchase loan participations from a third-party lender and has a $250 million commitment amount. Interest is charged at a base rate (defined as the greater of the 3 month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. All of the tiered rates will decrease by 1% effective July 1, 2019. In August 2018, the maturity date of $49 million outstanding under the ESPV Facility, which previously had a maturity date of August 13, 2018, was automatically extended to July 1, 2021 per the terms of the agreement. As a result of this extension, all amounts outstanding under the ESPV Facility have a maturity date of July 1, 2021. The blended interest rate at June 30, 2018 and December 31, 2017 was 14.56% and 14.45%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million outstanding as of June 30, 2018. See Note 8—Fair Value Measurements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of June 30, 2018 and December 31, 2017.

VPC and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
US Term Note bearing interest at 3-month LIBOR +11%	$240,000	$240,000
UK Term Note bearing interest at 3-month LIBOR + 14% (2018) + 16% (2017)	34,955	31,210
4th Tranche Term Note bearing interest at 3-month LIBOR + 13% (2018) + 17% (2017)	35,050	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	—	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	216,000	208,000
Debt discount and issuance costs	(661)	(965)
Total	$525,344	$513,295

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of June 30, 2018 are as follows:

Year (dollars in thousands)	June 30, 2018
Remainder of 2018	$—
2019	—
2020	—
2021	526,005
2022	—
Total	$526,005

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at June 30, 2018 and December 31, 2017 was approximately $16 million. There were no changes to goodwill during the three and six months ended June 30, 2018. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.5 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of June 30, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,084)	1,320
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,156)	$2,000
The carrying value of acquired intangible assets as of December 31, 2017 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,961)	1,443
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,033)	$2,123

In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expire one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration, and will therefore amortize the remaining carrying value on a straight line basis through May 2019. As of June 30, 2018, the non-compete agreement has a carrying value of $418 thousand.
Total amortization expense recognized for the three months ended June 30, 2018 and 2017 was approximately $78 thousand and $46 thousand, respectively. Total amortization expense recognized for the six months ended June 30, 2018 and 2017 was approximately $123 thousand and $91 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 5.4 years at June 30, 2018.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2019	$310
2020	120
2021	120
2022	120
2023	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

NOTE 7—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended June 30, 2018 and 2017 totaled approximately $2.0 million and $2.1 million, respectively. Share-based compensation expense recognized for the six months ended June 30, 2018 and 2017 totaled approximately $3.6 million and $2.8 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 6,550,577 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2018, the total number of shares available for future grants under the 2016 Plan was 841,812 shares.
The Company has in the past and may in the future make grants of share-based compensation as inducement awards to new employees who are outside the 2016 Plan. The Company's board may rely on the employment inducement exception under NYSE Rule 303A.08 in order to approve the grants.
2014 Equity Incentive Plan
The Company adopted the 2014 Plan on May 1, 2014. The 2014 Plan permitted the grant of incentive stock options, nonstatutory stock options, and restricted stock. On April 27, 2017, the Company's Board of Directors terminated the 2014 Plan as to future awards and confirmed that underlying shares corresponding to awards under the 2014 Plan that were outstanding at the time the 2016 Plan became effective, that are forfeited, terminated or expired, will become available for issuance under the 2016 Plan.
For the six months ended June 30, 2018, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

A summary of stock option activity as of and for the six months ended June 30, 2018 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	2,528,925	$4.48
Granted	68,640	5.84
Exercised	(259,196)	3.74
Forfeited	(9,548)	6.54
Outstanding at June 30, 2018	2,328,821	4.59	5.25
Options exercisable at June 30, 2018	2,163,135	$4.45	5.03
On March 9, 2018, the Company began offering a Save as You Earn Plan ("SAYE") to eligible UK employees. The Company granted 68,640 SAYE options under the 2016 Plan for the six months ended June 30, 2018.
At June 30, 2018, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised for the six months ended June 30, 2018 was $1.1 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the six months ended June 30, 2018 was $8.37. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2018 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	2,784,524	$7.55
Granted	1,506,516	8.33
Vested	(629,147)	7.49
Forfeited	(214,748)	7.60
Nonvested at June 30, 2018	3,447,145	7.90	9.28
Expected to vest at June 30, 2018	2,628,543	$7.89	9.24
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
At June 30, 2018, there was approximately $18.9 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 3.1 years. During the six months ended June 30, 2018, the total vest-date fair value of RSUs was approximately $5.3 million. As of June 30, 2018, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $22.2 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 946,655 shares authorized and 804,750 reserved for the ESPP. There have been 61,996 shares purchased under the ESPP for the six months ended June 30, 2018. Within share-based compensation expense for the three and six months ended June 30, 2018, $134 thousand and $268 thousand, respectively, relates to the ESPP. There was no ESPP expense in each of the three and six months ended June 30, 2017.
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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2018 and 2017, there were no significant transfers between levels.

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
For the three and six months ended June 30, 2018 and 2017

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

The Company uses model-derived valuations that discount the future expected cash receipts that would occur if variable interest rates rise above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of and for the three and six months ended June 30, 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$1,061
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	955
				$456,000	$2,016

Gains (losses) recognized in Accumulated other comprehensive income	Three months ended June 30, 2018	Six months ended June 30, 2018
US Term Note interest rate cap	$(41)	$661
ESPV Facility interest rate cap	(38)	594
	$(79)	$1,255

Gains recognized in Interest expense	Three months ended June 30, 2018	Six months ended June 30, 2018
US Term Note interest rate cap	$298	$408
ESPV Facility interest rate cap	269	368
	$567	$776

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The changes in the Derivative liability for the three and six months ended June 30, 2018 and 2017 are shown in the following table:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2016	$1,750
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	2,517
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	133
Balance, March 31, 2017	$4,400
Reduction of derivative due to $14.9 million repayment of the underlying Convertible Term Note (Non-Operating expense in the Condensed Consolidated Income Statements)	(2,746)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	100
Balance, June 30, 2017	$1,754

Balance, December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	38
Balance, March 31, 2018	$—
Balance, June 30, 2018	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

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

December 31, 2017
Expected life (months)	1
Conversion discount percentage	N/A
Floating rate	10.69% - 10.77%
Risk-free rate	1.58%
Market yield	23.81%
Non-marketability discount	N/A
Non-marketability discount volatility	N/A

NOTE 9—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2018 and 2017 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30, 2018
(Dollars in thousands)	2018	2017	2018	2017
Current income tax expense (benefit):
Federal	$—	$12	$(5)	$155
State	(42)	181	33	416
Foreign	(290)	—	115	—
Total current income tax expense	(332)	193	143	571

Deferred income tax expense (benefit):
Federal	885	(711)	4,747	565
State	155	(98)	904	75
Stock options	(250)	—	(254)	(690)
Deductible IPO costs	—	(804)	—	(804)
R&D credits	(364)	—	(795)	—
Total deferred income tax expense (benefit)	426	(1,613)	4,602	(854)

Total income tax expense (benefit)	$94	$(1,420)	$4,745	$(283)

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

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

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Tax Reform. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company has completed its accounting of the impact of the reduction in the corporate tax rate and the remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. The ultimate impact may differ from the amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. Any adjustments made to provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified, not to extend beyond the one-year measurement period provided in SAB 118. During the three and six months ended June 30, 2018, the Company recorded benefits of $295 thousand and $50 thousand, respectively, to its provisional amounts related to Tax Reform, which had no material impact to the consolidated and the US effective tax rates for the six months ended June 30, 2018.

The Company also continues to evaluate the impact of the GILTI provisions under the Tax Reform, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future US inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI tax rules will depend, in part, on analyzing its consolidated income to determine whether it can reasonably estimate the tax impact. In addition, the Company is awaiting further interpretive guidance in connection with the computation of the GILTI tax. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI tax recorded in its consolidated financial statements may be required based on the outcome of this election.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

The Company’s consolidated effective tax rates for the six months ended June 30, 2018 and 2017, including discrete items, were 27% and negative 6%, respectively, while the US effective tax rates were 22% and negative 12%, respectively. For the six months ended June 30, 2018 and 2017, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% and 35% for the US, respectively, and 19% for the UK primarily due to its permanent non-deductible items. In addition, the US effective tax rate is impacted by the Company's corporate state tax obligations in the states where it has lending activities. The Company's US cash effective tax rate was approximately 1%.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

US deferred tax assets, net
At June 30, 2018 and December 31, 2017, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at June 30, 2018 and December 31, 2017 was approximately $42.5 million and $42.9 million, respectively. The NOLs were generated prior to January 1, 2018 and can be carried forward until 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
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

•
In 2018, the Company is forecasting US taxable income as it continues to grow its business and generate even greater operating income. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company's operating expenses are within targeted efficiency ratios and are expected to hold flat. The Company used the IPO proceeds to pay down its debt balances, as well as re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest costs in future years. Various forecast scenarios have been performed with the results reflecting usage of approximately 35% of the US NOL in 2018 and the balance during 2019. The Company's operating income for the six months ended June 30, 2018 was $56.3 million, a 52% improvement over the prior year period.

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

Significant negative factor included:

•
The Company had cumulative losses and a lack of taxable income from the 2014 spin-off through 2017. A net taxable loss was incurred for the years ended December 31, 2017, 2016 and 2015 due to the establishment of an infrastructure for the Company separate from Think Finance while the Company was scaling the growth of the relatively new products of Rise and Elastic. Additionally, the Company originally forecasted US taxable income for the year ended December 31, 2017. The slower loan growth than expected in Rise and Elastic as well as the impact of the adoption of ASU 2016-09 and the 2017 deductible IPO transaction costs were significant contributors to the net taxable loss for the year ended December 31, 2017 as compared to the expected results for 2017.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

UK deferred tax assets, net
At June 30, 2018 and December 31, 2017, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on an annual basis, and, as a result, there have been no changes as of June 30, 2018. Regardless of the deferred tax valuation allowance recognized at June 30, 2018 and December 31, 2017, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $59.4 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $59.4 million at June 30, 2018 and December 31, 2017 can be carried forward indefinitely.

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
In November 2017, the CFPB sued Think Finance in Montana District Court. Elevate is not a party to this lawsuit.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $239.3 million and $198.9 million in available and unfunded credit lines at June 30, 2018 and December 31, 2017, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $4.4 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively, in available and unfunded credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both June 30, 2018 and December 31, 2017, the Company had $500 thousand of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company's may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of June 30, 2018 and December 31, 2017. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of June 30, 2018 and December 31, 2017.

NOTE 11—OPERATING SEGMENT INFORMATION
The Company determines operating segments based on how its chief operating decision-maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is its Chief Executive Officer, who reviews its consolidated operating results on a monthly basis.
The Company has one reportable segment, which provides online credit products for non-prime consumers, which is composed of the Company’s operations in the US and the UK. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers, and the nature of the regulatory environments.
Information related to each reportable segment is outlined below. Segment revenue is used to measure performance because management believes that this information is the most relevant in evaluating the results of the respective segments relative to other entities that operate in the same industry.
The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenues
United States	$154,909	$125,566	$318,215	$257,086
United Kingdom	29,468	24,905	59,699	49,752
Total	$184,377	$150,471	$377,914	$306,838

	June 30, 2018	December 31, 2017
Long-lived assets
United States	$34,279	$29,317
United Kingdom	15,163	13,082
Total	$49,442	$42,399

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2018 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $297 thousand and $214 thousand for the three months ended June 30, 2018 and 2017, respectively, and approximately $585 thousand and $459 thousand for the six months ended June 30, 2018 and 2017, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Income Statements. There were no expenses for equipment for each of the three months ended June 30, 2018 and 2017, and approximately $0 thousand and $42 thousand for the six months ended June 30, 2018 and 2017, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Income Statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2018 and 2017

At June 30, 2018 and December 31, 2017, the Company had approximately $0 thousand and $95 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation, and a consulting arrangement with a related party for the three and six months ended June 30, 2018 and 2017 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Fees and travel expenses	$142	$120
Stock compensation	296	235
Consulting	75	75
Total board related expenses	$513	$430

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Fees and travel expenses	$284	$246
Stock compensation	510	328
Consulting	150	150
Total board related expenses	$944	$724
In addition to amounts due to Think Finance as disclosed above, at June 30, 2018 and December 31, 2017, the Company had approximately $126 thousand and $65 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
The Company made draws on the VPC Facility of $4.7 million and on the ESPV Facility of $10.0 million subsequent to June 30, 2018.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.0 million customers with $5.9 billion in credit. Our current online credit products, Rise, Elastic and Sunny, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through June 30, 2018, Rise, Elastic and Sunny, together, have provided approximately $4.4 billion in credit to more than 1.2 million customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2017 grew 16% compared to revenues for 2016 and revenues for the six months ended June 30, 2018 grew 23% compared to the six months ended June 30, 2017. Our combined loan principal balances grew 23% from $481.1 million as of June 30, 2017 to $589.5 million as of June 30, 2018. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $433 million at June 30, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $250 million as of June 30, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $33.9 million, or 23%, from $150.5 million for the three months ended June 30, 2017 to $184.4 million for the three months ended June 30, 2018. For the six months ended June 30, 2018, our total revenues increased 23% as compared to the same prior year period, increasing from $306.8 million to $377.9 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

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

Revenue growth

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue growth metrics (dollars in thousands, except as noted)	2018	2017	2018	2017
Revenues	$184,377	$150,471	$377,914	$306,838
Period-over-period revenue growth	23%	19%	23%	19%
Ending combined loans receivable – principal(1)	589,465	481,059	589,465	481,059
Average combined loans receivable – principal(1)(2)	573,956	454,476	586,515	459,815
Total combined loans originated – principal	380,145	303,915	689,691	556,324
Average customer loan balance (in dollars)(3)	1,582	1,666	1,582	1,666
Number of new customer loans	85,146	66,482	155,281	119,443
Number of loans outstanding	372,592	286,337	372,592	286,337
Customer acquisition costs (in dollars)	260	294	276	252
Effective APR of combined loan portfolio	128%	131%	129%	133%
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

The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	127,263	138,555	265,818	86,791	352,609
New customer loans originated	27,149	26,305	53,454	31,692	85,146
Former customer loans originated	22,816	127	22,943	—	22,943
Attrition	(46,331)	(15,847)	(62,178)	(25,928)	(88,106)
Ending number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
Customer acquisition cost	$307	$234	$271	$243	$260
Average customer loan balance	$2,187	$1,711	$1,934	$519	$1,582

	Three Months Ended June 30, 2017
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	99,885	94,163	194,048	75,691	269,739
New customer loans originated	23,567	24,179	47,746	18,736	66,482
Former customer loans originated	19,235	—	19,235	—	19,235
Attrition	(37,378)	(11,605)	(48,983)	(20,136)	(69,119)
Ending number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
Customer acquisition cost	$400	$176	$287	$315	$294
Average customer loan balance	$2,311	$1,823	$2,066	$524	$1,666

	Six Months Ended June 30, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	49,414	47,185	96,599	58,682	155,281
Former customer loans originated	38,199	216	38,415	—	38,415
Attrition	(97,506)	(38,933)	(136,439)	(46,637)	(183,076)
Ending number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
Customer acquisition cost	$318	$252	$286	$260	$276
Average customer loan balance	$2,187	$1,711	$1,934	$519	$1,582

	Six Months Ended June 30, 2017
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	35,932	44,650	80,582	38,861	119,443
Former customer loans originated	33,638	—	33,638	—	33,638
Attrition	(86,257)	(27,066)	(113,323)	(42,614)	(155,937)
Ending number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
Customer acquisition cost	$368	$164	$255	$246	$252
Average customer loan balance	$2,311	$1,823	$2,066	$524	$1,666
Recent trends.    Our revenues for the three months ended June 30, 2018 totaled $184.4 million, up 23% versus the three months ended June 30, 2017. Additionally, a similar trend occurred for the six months ended June 30, 2018 as revenues totaled $377.9 million, up 23% versus the prior year period. This growth in revenues was driven by a 26% increase in our average combined loans receivable - principal balance for the three month period and a 28% increase for the six month period as we continued to expand our customer base, with the number of combined loans outstanding increasing 30% over the prior year amount. Our Rise, Elastic and Sunny products have approximately 24%, 40% and 25% more customer loans outstanding as compared to a year ago, respectively.
The growth in loan balances drove the increase in revenues for the three and six months ended June 30, 2018, offset in part by a decrease in the average APR on the loan portfolio, which declined to 128% during the three months ended June 30, 2018 from 131% during the prior year period, and declined to 129% during the six months ended June 30, 2018 from 133% during the prior year period. These decreases in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 97% during the three and six months ended June 30, 2018 compared to Rise, which had an average effective APR of approximately 137% and 138% during the three and six months ended June 30, 2018, respectively. Further, as the loan portfolio for Rise installment loans continues to mature, the respective average APR will also continue to drop.
Our CAC was significantly lower in the second quarter of 2018 as compared to the second quarter of 2017 and was within the lower end of our targeted range of $250 to $300. This decrease was attributable to both our Rise and Sunny products. The Rise CAC decreased from $400 for the three months ended June 30, 2017 to $307 for the current year period due to improved loan funding rates in various marketing channels. Similarly, the Sunny CAC decreased from $315 for the three months ended June 30, 2017 to $243 in the current year period due to increased loan funding rates associated with a new credit score that was introduced in late 2017.
Our new customer loans increased 28% in the second quarter of this year versus the second quarter in the prior year as we funded over 155,000 new loans so far this year, with more than 85,000 in just the second quarter. We chose to market all three of our products more aggressively this year than we did in the prior year as the credit quality in our loan portfolio continues to improve. We believe our CAC in future quarters will remain within or below our normalized range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and experience increased consumer demand for our products during the last half of the year.
Lastly, the average customer loan balance of $1,582 decreased 5% from the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. We expect our average customer loan balance to continue to remain relatively consistent during the rest of 2018.

Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands)	2018	2017	2018	2017
Net charge-offs(1)	$91,756	$76,232	$193,798	$168,160
Additional provision for loan losses(1)	(3,158)	(3,935)	(13,058)	(13,070)
Provision for loan losses	$88,598	$72,297	$180,740	$155,090
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)(3)	10%	10%	10%	10%
Net charge-offs as a percentage of revenues(1)	50%	51%	51%	55%
Total provision for loan losses as a percentage of revenues	48%	48%	48%	51%
Combined loan loss reserve(4)	$80,531	$69,840	$80,531	$69,840
Combined loan loss reserve as a percentage of combined loans receivable(4)	13%	14%	13%	14%
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

(3)
Certain amounts in the prior periods presented here have been reclassified to conform to the current period financial statement presentation related to customers within the 16 day grace period that were reported as past due that were in fact current in accordance with our policy. See Note 3—Loans Receivable and Revenue for more information regarding our policy.

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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	13%	12%	NA	NA
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise (for non-CSO and CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, we have historically seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 13% and 24% depending on the overall mix of new, former and past due customer loans.

Recent trends.    Total loan loss provision for the three and six months ended June 30, 2018 was 48% of revenues, which was within our targeted range of 45% to 55%, and consistent with the three months ended June 30, 2017 and improved from the first half of 2017. For the three and six months ended June 30, 2018, net charge-offs as a percentage of revenues totaled 50% and 51%, respectively, which was a decrease from 51% and 55% in the respective prior year periods. We expect loan loss provision as a percentage of revenues to remain within our targeted range due to the continued growth of the loan portfolio coupled with its ongoing maturation, and continued improvements in our underwriting process.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13%, 14% and 14% as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively, reflecting consistency in our underwriting process and ongoing maturation of the loan portfolio. Past due loan balances at June 30, 2018 were 10% of total combined loans receivable - principal, consistent with a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through June 30, 2018 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with 2017 performing the best of our historical vintages. The 2018 loan vintage, while still early in its life cycle, is performing similar to, or slightly better than, the 2017 loan vintage.

(1) The 2017 and 2018 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2018	2017	2018	2017

Revenues	$184,377	$150,471	$377,914	$306,838
Net charge-offs(1)	(91,756)	(76,232)	(193,798)	(168,160)
Additional provision for loan losses(1)	3,158	3,935	13,058	13,070
Direct marketing costs	(22,180)	(19,592)	(42,875)	(30,080)
Other cost of sales	(6,566)	(4,425)	(12,895)	(8,533)
Gross profit	67,033	54,157	141,404	113,135
Operating expenses	(43,317)	(38,824)	(85,059)	(76,186)
Operating income	$23,716	$15,333	$56,345	$36,949
As a percentage of revenues:
Net charge-offs	50%	51%	51%	55%
Additional provision for loan losses	(2)	(3)	(3)	(4)
Direct marketing costs	12	13	11	10
Other cost of sales	4	3	3	3
Gross margin	36	36	37	37
Operating expenses	23	26	23	25
Operating margin	13%	10%	14%	12%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to grow our business.
Recent operating margin trends.    For the three months ended June 30, 2018, our operating margin was 13%, which was an improvement from 10% in the prior year period. For the six months ended June 30, 2018, our operating margin was 14%, which was also an improvement from 12% in the prior year period. These increases were largely due to lower operating expenses as a percentage of revenue, which, in turn, were due to improved efficiencies as we continue to grow our business.
Direct marketing costs for the three months ended June 30, 2018 decreased slightly to 12% from 13% in the prior year period. The overall marketing spend increased $2.6 million for the three months ended June 30, 2018 as compared to the same period in 2017, but the efficiency of this spend generated a higher volume of new loans. This resulted in a quarterly CAC of $260, which is both within the low end of our targeted range of $250 to $300 and lower than the CAC of $294 for the same period in 2017.

Direct marketing costs increased to 11% of revenues for the six months ended June 30, 2018 compared to 10% in the prior year period. We increased our marketing spend in the first quarter of this year to drive higher loan and revenue growth for 2018. The year to date marketing spend has resulted in the Company funding over 155,000 new customer loans during the first half of 2018, up 30% from a year ago, and at a CAC of $276, which is within the midpoint of our targeted range of $250 to $300.

NON-GAAP FINANCIAL MEASURES
We believe that the inclusion of the following non-GAAP financial measures in this Quarterly Report on Form 10-Q can provide a useful measure for period-to-period comparisons of our core business, provide transparency and useful information to investors and others in understanding and evaluating our operating results, and enable investors to better compare our operating performance with the operating performance of our competitors. Management uses these non-GAAP financial measures frequently in its decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and give an additional indication of the Company’s core operating performance. However, non-GAAP financial measures are not a measure calculated in accordance with US generally accepted accounting principles, or US GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with US GAAP. Other companies may calculate these non-GAAP financial measures differently than we do.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund our loans;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Fair value gains and losses included in non-operating losses; and

•	Income taxes.
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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$3,128	$3,020	$12,611	$4,688
Adjustments:
Net interest expense	19,263	18,095	38,476	37,341
Share-based compensation	2,010	2,085	3,647	2,787
Foreign currency transaction loss (gain)	1,231	(1,716)	475	(2,284)
Depreciation and amortization	2,962	2,393	5,677	5,001
Non-operating (gain) loss	—	(2,646)	38	(2,513)
Income tax expense (benefit)	94	(1,420)	4,745	(283)
Adjusted EBITDA	$28,688	$19,811	$65,669	$44,737

Adjusted EBITDA margin	16%	13%	17%	15%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017

Net cash provided by operating activities(1)	$162,485	$135,103
Adjustments:
Net charge-offs – combined principal loans	(151,023)	(133,591)
Capital expenditures	(12,450)	(8,376)
FCF	$(988)	$(6,864)
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net charge-offs	$91,756	$76,232	$193,798	$168,160
Additional provision for loan losses	(3,158)	(3,935)	(13,058)	(13,070)
Provision for loan losses	$88,598	$72,297	$180,740	$155,090
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2017			2018
(Dollars in thousands)	March 31	June 30	December 31	March 31	June 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$367,744	$403,944	$514,147	$471,996	$493,908
Loans receivable – principal, past due, company owned	48,007	45,839	61,856	60,876	58,949
Loans receivable – principal, total, company owned	415,751	449,783	576,003	532,872	552,857
Loans receivable – finance charges, company owned	21,359	21,866	36,562	31,181	31,519
Loans receivable – company owned	437,110	471,649	612,565	564,053	584,376
Allowance for loan losses on loans receivable, company owned	(69,798)	(66,030)	(87,946)	(80,497)	(76,575)
Loans receivable, net, company owned	$367,312	$405,619	$524,619	$483,556	$507,801
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$27,841	$30,210	$41,220	$33,469	$35,114
Loans receivable – principal, past due, guaranteed by company	957	1,066	1,152	1,123	1,494
Loans receivable – principal, total, guaranteed by company(1)	28,798	31,276	42,372	34,592	36,608
Loans receivable – finance charges, guaranteed by company(2)	2,754	2,365	3,093	2,612	2,777
Loans receivable – guaranteed by company	31,552	33,641	45,465	37,204	39,385
Liability for losses on loans receivable, guaranteed by company	(3,565)	(3,810)	(5,843)	(3,749)	(3,956)
Loans receivable, net, guaranteed by company(2)	$27,987	$29,831	$39,622	$33,455	$35,429
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$395,585	$434,154	$555,367	$505,465	$529,022
Combined loans receivable – principal, past due	48,964	46,905	63,008	61,999	60,443
Combined loans receivable – principal	444,549	481,059	618,375	567,464	589,465
Combined loans receivable – finance charges	24,113	24,231	39,655	33,793	34,296
Combined loans receivable	$468,662	$505,290	$658,030	$601,257	$623,761

	2017			2018
(Dollars in thousands)	March 31	June 30	December 31	March 31	June 30

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(69,798)	$(66,030)	$(87,946)	$(80,497)	$(76,575)
Liability for losses on loans receivable, guaranteed by company	(3,565)	(3,810)	(5,843)	(3,749)	(3,956)
Combined loan loss reserve	$(73,363)	$(69,840)	$(93,789)	$(84,246)	$(80,531)
Combined loans receivable – principal, past due(3)	$48,964	$46,905	$63,008	$61,999	$60,443
Combined loans receivable – principal(3)	444,549	481,059	618,375	567,464	589,465
Percentage past due(1)	11%	10%	10%	11%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	14%	14%	14%	13%
Allowance for loan losses as a percentage of loans receivable – company owned	16%	14%	14%	14%	13%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the six months ended June 30, 2018, net interest expense also included amortization of the debt discount for the Convertible Term Notes.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating gain (loss).    Non-operating gain (loss) primarily includes gains and losses on adjustments to the fair value of derivatives not designated as cash flow hedges.

RESULTS OF OPERATIONS
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed consolidated income statements data (dollars in thousands)	2018	2017	2018	2017

Revenues	$184,377	$150,471	$377,914	$306,838
Cost of sales:
Provision for loan losses	88,598	72,297	180,740	155,090
Direct marketing costs	22,180	19,592	42,875	30,080
Other cost of sales	6,566	4,425	12,895	8,533
Total cost of sales	117,344	96,314	236,510	193,703
Gross profit	67,033	54,157	141,404	113,135
Operating expenses:
Compensation and benefits	23,380	20,824	45,807	41,352
Professional services	8,374	8,851	16,686	16,427
Selling and marketing	2,403	2,142	5,355	4,620
Occupancy and equipment	4,630	3,519	8,749	6,776
Depreciation and amortization	2,962	2,393	5,677	5,001
Other	1,568	1,095	2,785	2,010
Total operating expenses	43,317	38,824	85,059	76,186
Operating income	23,716	15,333	56,345	36,949
Other income (expense):
Net interest expense	(19,263)	(18,095)	(38,476)	(37,341)
Foreign currency transaction (loss) gain	(1,231)	1,716	(475)	2,284
Non-operating gain (loss)	—	2,646	(38)	2,513
Total other expense	(20,494)	(13,733)	(38,989)	(32,544)
Income before taxes	3,222	1,600	17,356	4,405
Income tax expense (benefit)	94	(1,420)	4,745	(283)
Net income	$3,128	$3,020	$12,611	$4,688

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2018	2017	2018	2017

Cost of sales:
Provision for loan losses	48%	48%	48%	51%
Direct marketing costs	12	13	11	10
Other cost of sales	4	3	3	3
Total cost of sales	64	64	63	63
Gross profit	36	36	37	37
Operating expenses:
Compensation and benefits	13	14	12	13
Professional services	5	6	4	5
Selling and marketing	1	1	1	2
Occupancy and equipment	3	2	2	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	23	26	23	25
Operating income	13	10	15	12
Other income (expense):
Net interest expense	(10)	(12)	(10)	(12)
Foreign currency transaction (loss) gain	(1)	1	—	1
Non-operating gain (loss)	—	2	—	1
Total other expense	(11)	(9)	(10)	(11)
Income before taxes	2	1	5	1
Income tax expense (benefit)	—	(1)	1	(1)
Net income	2%	2%	3%	2%
Comparison of the three months ended June 30, 2018 and 2017
Revenues

	Three Months Ended June 30,
	2018		2017		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$183,394	99%	$148,532	99%	$34,862	23%
Other	983	1	1,939	1	(956)	(49)
Revenues	$184,377	100%	$150,471	100%	$33,906	23%

Revenues increased by $33.9 million, or 23%, from $150.5 million for the three months ended June 30, 2017 to $184.4 million for the three months ended June 30, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our overall effective APR of our loan portfolio to continue to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$277,281	$244,583	$521,864	$52,092	$573,956
Effective APR	137%	97%	118%	226%	128%
Finance charges	$94,716	$59,298	$154,014	$29,380	$183,394
Other	435	460	895	88	983
Total revenue	$95,151	$59,758	$154,909	$29,468	$184,377

	Three Months Ended June 30, 2017
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$231,098	$181,284	$412,382	$42,094	$454,476
Effective APR	139%	97%	120%	236%	131%
Finance charges	$79,934	$43,808	$123,742	$24,790	$148,532
Other	1,401	423	1,824	115	1,939
Total revenue	$81,335	$44,231	$125,566	$24,905	$150,471

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

During the three months ended June 30, 2018, our average combined loans receivable – principal increased $119.5 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $38.1 million during the three months ended June 30, 2018 compared to the same prior year period. These increases were offset by a $3.4 million decrease due to a reduction in our average APR related to the strong growth in Elastic, which has the lowest APR of the three products, and as the Rise installment loan portfolio continues to mature and existing customers continue to receive lower rates on subsequent loans. We expect this trend of lower average effective APR to continue.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$88,598	48%	$72,297	48%	$16,301	23%
Direct marketing costs	22,180	12	19,592	13	2,588	13
Other cost of sales	6,566	4	4,425	3	2,141	48
Total cost of sales	$117,344	64%	$96,314	64%	$21,030	22%
Provision for loan losses.    Provision for loan losses increased by $16.3 million, or 23%, from $72.3 million for the three months ended June 30, 2017 to $88.6 million for the three months ended June 30, 2018 primarily due to a $15.5 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was accompanied by an increase of $0.8 million in the additional provision for loan losses due to growth in the loan portfolio.
The tables below break out these changes by loan product:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$44,209	$28,098	$72,307	$11,939	$84,246
Net charge-offs	(49,494)	(28,490)	(77,984)	(13,772)	(91,756)
Provision for loan losses	46,081	29,786	75,867	12,731	88,598
Effect of foreign currency	—	—	—	(557)	(557)
Ending balance	$40,796	$29,394	$70,190	$10,341	$80,531
Combined loans receivable(1)(2)	$305,674	$265,959	$571,633	$52,128	$623,761
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	20%	13%
Net charge-offs as a percentage of revenues	52%	48%	50%	47%	50%
Provision for loan losses as a percentage of revenues	48%	50%	49%	43%	48%

	Three Months Ended June 30, 2017
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$42,414	$20,087	$62,501	$10,862	$73,363
Net charge-offs	(43,046)	(22,564)	(65,610)	(10,622)	(76,232)
Provision for loan losses	41,661	23,163	64,824	7,473	72,297
Effect of foreign currency	—	—	—	412	412
Ending balance	$41,029	$20,686	$61,715	$8,125	$69,840
Combined loans receivable(1)(2)	$259,260	$204,108	$463,368	$41,922	$505,290
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	10%	13%	19%	14%
Net charge-offs as a percentage of revenues	53%	51%	52%	43%	51%
Provision for loan losses as a percentage of revenues	51%	52%	52%	30%	48%

 _________

1.
Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

2.Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $15.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to the overall loan growth in the portfolio, with the primary growth attributed to the Rise and Elastic products. Net charge-offs as a percentage of revenues for the three months ended June 30, 2018 was 50%, a decrease from 51% for the comparable period in 2017. Loan loss provision for the three months ended June 30, 2018 totaled 48% of revenues, consistent with the three months ended June 30, 2017.
Direct marketing costs.    Direct marketing costs increased by $2.6 million, or 13%, from $19.6 million for the three months ended June 30, 2017 to $22.2 million for the three months ended June 30, 2018. For the three months ended June 30, 2018, the number of new customers acquired increased to 85,146 compared to 66,482 during the three months ended June 30, 2017. The resulting CAC decreased by $34, or 12%, decreasing to $260 from $294 in the prior year period, and was within the lower end of our targeted range of $250 to $300. The increase in new customers is attributable to increased marketing efforts on all three products, but primarily our Rise and Sunny products, which increased by 15% and 69%, respectively, for the three months ended June 30, 2018 compared to the prior year.

Other cost of sales.    Other cost of sales increased by $2.1 million, or 48%, from $4.4 million for the three months ended June 30, 2017 to $6.6 million for the three months ended June 30, 2018 due to increased data verification costs incurred from the higher new loan volume for all products and settlement expenses primarily related to the Sunny product.

Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$23,380	13%	$20,824	14%	$2,556	12%
Professional services	8,374	5	8,851	6	(477)	(5)
Selling and marketing	2,403	1	2,142	1	261	12
Occupancy and equipment	4,630	3	3,519	2	1,111	32
Depreciation and amortization	2,962	2	2,393	2	569	24
Other	1,568	1	1,095	1	473	43
Total operating expenses	$43,317	23%	$38,824	26%	$4,493	12%
Compensation and benefits.    Compensation and benefits increased by $2.6 million, or 12%, from $20.8 million for the three months ended June 30, 2017 to $23.4 million for the three months ended June 30, 2018 primarily due to an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services decreased by $0.5 million, or 5%, from $8.9 million for the three months ended June 30, 2017 to $8.4 million for the three months ended June 30, 2018 primarily due to decreased other outside services.
Selling and marketing.    Selling and marketing increased by $0.3 million, or 12%, from $2.1 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018 primarily due to increased agency spend associated with television campaigns.
Occupancy and equipment.    Occupancy and equipment increased by $1.1 million, or 32%, from $3.5 million for the three months ended June 30, 2017 to $4.6 million for the three months ended June 30, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $0.6 million, or 24%, from $2.4 million for the three months ended June 30, 2017 to $3.0 million for the three months ended June 30, 2018 primarily due to increased property and equipment.
Other expenses.    Other expenses increased by $0.5 million, or 43%, from $1.1 million for the three months ended June 30, 2017 to $1.6 million for the three months ended June 30, 2018 due to costs associated with growing our business.

 Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$19,263	10%	$18,095	12%	$1,168	6%
Net interest expense increased $1.2 million, or 6%, during the three months ended June 30, 2018 as compared to the prior year period. At June 30, 2017, we had an average balance of $451.9 million in notes payable outstanding under our debt facilities, which increased to $523.3 million at June 30, 2018, resulting in additional interest expense of approximately $5.7 million. Our average unadjusted effective interest rate on our notes payable outstanding has decreased from 16.1% for the three months ended June 30, 2017 to 15.0% for the three months ended June 30, 2018 as net proceeds from the IPO in April 2017 were used to repay a portion of outstanding debt with a higher interest rate. In addition, in January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$307,333	$293,251
Net interest expense	11,105	12,421
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	—	(1,974)
Net interest expense, as adjusted	$11,105	$10,447
Effective cost of funds	14.5%	17.0%
Effective cost of funds, as adjusted	14.5%	14.3%

ESPV Facility
Average facility balance during the period	$216,000	$158,679
Net interest expense	8,158	5,674
Effective cost of funds	15.2%	14.3%
Foreign currency transaction (loss) gain
During the three months ended June 30, 2018, we realized a $1.2 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the three months ended June 30, 2017 was $1.7 million.

Non-operating gain (loss)
During the three months ended June 30, 2017, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. No non-operating gains or losses were recognized in the three months ended June 30, 2018.

Income tax expense (benefit)

	Three Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$94	—%	$(1,420)	(1)%	$1,514	(107)%
Our income tax expense increased $1.5 million, or 107%, from a $1.4 million benefit for the three months ended June 30, 2017 to $0.1 million expense for the three months ended June 30, 2018. Our consolidated effective tax rates for the three months ended June 30, 2018 and 2017 were 3% and negative 89%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US and 19% in the UK primarily due to our permanent non-deductible items. In addition, in the US, our effective tax rate is impacted by corporate state tax obligations in the states where we have lending activities. The Company's US cash effective tax rate was approximately 1% for the second quarter of 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the financial statements for the three months ended June 30, 2018 and 2017.
Net income

	Three Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$3,128	2%	$3,020	2%	$108	4%
Our net income increased $0.1 million, or 4%, from $3.0 million for the three months ended June 30, 2017 to $3.1 million for the three months ended June 30, 2018 due to an increase in revenue that resulted from growth in our overall loan portfolio in addition to improved efficiencies as we continue to grow our business.

Comparison of the six months ended June 30, 2018 and 2017
Revenues

	Six Months Ended June 30,
	2018		2017		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$375,652	99%	$304,385	99%	$71,267	23%
Other	2,262	1	2,453	1	(191)	(8)
Revenues	$377,914	100%	$306,838	100%	$71,076	23%
Revenues increased by $71.1 million, or 23%, from $306.8 million for the six months ended June 30, 2017 to $377.9 million for the six months ended June 30, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time.
The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$289,565	$244,980	$534,545	$51,970	$586,515
Effective APR	138%	97%	119%	231%	129%
Finance charges	$197,924	$118,201	$316,125	$59,527	$375,652
Other	1,265	825	2,090	172	2,262
Total revenue	$199,189	$119,026	$318,215	$59,699	$377,914

	Six Months Ended June 30, 2017
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$238,324	$178,466	$416,790	$43,025	$459,815
Effective APR	143%	97%	123%	233%	133%
Finance charges	$169,168	$85,580	$254,748	$49,637	$304,385
Other	1,557	781	2,338	115	2,453
Total revenue	$170,725	$86,361	$257,086	$49,752	$306,838
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

During the six months ended June 30, 2018, our average combined loans receivable – principal increased $126.7 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $81.1 million during the six months ended June 30, 2018 compared to the same prior year period. This increase was offset by a decrease of $4.6 million due to a reduction in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois, and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. In addition, there was a decrease of $5.2 million due to changes in the US dollar to British pound exchange rate. We expect this trend of increasing combined loans receivable – principal year-over-year and lower average APR to continue.

Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$180,740	48%	$155,090	51%	$25,650	17%
Direct marketing costs	42,875	11	30,080	10	12,795	43
Other cost of sales	12,895	3	8,533	3	4,362	51
Total cost of sales	$236,510	63%	$193,703	63%	$42,807	22%
Provision for loan losses.    Provision for loan losses increased by $25.7 million, or 17%, from $155.1 million for the six months ended June 30, 2017 to $180.7 million for the six months ended June 30, 2018 primarily due to a $25.6 million increase in net charge-offs resulting from an increase in the overall loan portfolio.
The tables below break out these changes by loan product:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(112,941)	(58,175)	(171,116)	(22,682)	(193,798)
Provision for loan losses	97,870	58,699	156,569	24,171	180,740
Effect of foreign currency	—	—	—	(200)	(200)
Ending balance	$40,796	$29,394	$70,190	$10,341	$80,531
Combined loans receivable(1)(2)	$305,674	$265,959	$571,633	$52,128	$623,761
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	20%	13%
Net charge-offs as a percentage of revenues	57%	49%	54%	38%	51%
Provision for loan losses as a percentage of revenues	49%	49%	49%	40%	48%

	Six Months Ended June 30, 2017
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(102,676)	(43,939)	(146,615)	(21,545)	(168,160)
Provision for loan losses	90,369	45,236	135,605	19,485	155,090
Effect of foreign currency	—	—	—	534	534
Ending balance	$41,029	$20,686	$61,715	$8,125	$69,840
Combined loans receivable(1)(2)	$259,260	$204,108	$463,368	$41,922	$505,290
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	10%	13%	19%	14%
Net charge-offs as a percentage of revenues	60%	51%	57%	43%	55%
Provision for loan losses as a percentage of revenues	53%	52%	53%	39%	51%
 _________

1.
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

2.	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $25.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to loan growth in all three products during 2017. Net charge-offs as a percentage of revenues for the six months ended June 30, 2018 was 51%, a decrease from 55% for the comparable period in 2017 due to an increase in losses in the prior year period associated with the rollout of a new credit score. Total loan loss provision for the six months ended June 30, 2018 was 48% of revenues as compared to 51% of revenue for the six months ended June 30, 2017, which was within our targeted range of 45% to 55%.
Direct marketing costs.    Direct marketing costs increased 43% for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, the number of new customers acquired increased to 155,281 compared to 119,443 during the six months ended June 30, 2017. The resulting CAC increased by $24, increasing to $276 from $252 in the prior year period. The increase in CAC was primarily due to an increased marketing spend to drive higher loan volume and revenue growth for 2018 while maintaining our CAC within the midpoint of our targeted range of $250 to $300. We expect marketing expenses to remain within or below our targeted range of $250 to $300 as we continue to maximize the efficiency of our marketing channels in the second half of 2018.

Other cost of sales.    Other cost of sales increased by $4.4 million, or 51%, from $8.5 million for the six months ended June 30, 2017 to $12.9 million for the six months ended June 30, 2018 due to increased data verification costs incurred from the higher new loan volume for all products and settlement expenses primarily related to the Sunny product.

Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$45,807	12%	$41,352	13%	$4,455	11%
Professional services	16,686	4	16,427	5	259	2
Selling and marketing	5,355	1	4,620	2	735	16
Occupancy and equipment	8,749	2	6,776	2	1,973	29
Depreciation and amortization	5,677	2	5,001	2	676	14
Other	2,785	1	2,010	1%	775	39
Total operating expenses	$85,059	23%	$76,186	25%	$8,873	12%
Compensation and benefits.    Compensation and benefits increased by $4.5 million, or 11%, from $41.4 million for the six months ended June 30, 2017 to $45.8 million for the six months ended June 30, 2018 primarily due to increased share-based compensation expenses and an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services increased by $0.3 million, or 2%, from $16.4 million for the six months ended June 30, 2017 to $16.7 million for the six months ended June 30, 2018 due to increased consulting costs and increased director and officer insurance premiums as a result of the IPO, partially offset by lower other outside services costs.
Selling and marketing.    Selling and marketing increased by $0.7 million, or 16%, from $4.6 million for the six months ended June 30, 2017 to $5.4 million for the six months ended June 30, 2018 primarily due to increased agency spend associated with television campaigns.
Occupancy and equipment.    Occupancy and equipment increased by $2.0 million, or 29%, from $6.8 million for the six months ended June 30, 2017 to $8.7 million for the six months ended June 30, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $0.7 million, or 14%, from $5.0 million for the six months ended June 30, 2017 to $5.7 million for the six months ended June 30, 2018 primarily due to increased property and equipment.
Other expenses.    Other expenses increased by $0.8 million, or 39%, from $2.0 million for the six months ended June 30, 2017 to $2.8 million for the six months ended June 30, 2018 due to costs associated with growing our business.

 Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$38,476	10%	$37,341	12%	$1,135	3%
Net interest expense increased $1.1 million, or 3%, during the six months ended June 30, 2018 versus the six months ended June 30, 2017 as we borrowed more debt from our third party lender, VPC, to continue to fund Rise and Sunny loan growth, as well as working capital for general corporate purposes. At June 30, 2017, we had $450.9 million in notes payable outstanding under these debt facilities, which increased to $526.0 million at June 30, 2018 primarily related to growth in our loan portfolio. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense. In addition, $2.7 million of interest expense related to the amortization of the debt discount associated with the Convertible Term Notes was recognized for the six months ended June 30, 2017. Of this amount, $2.0 million related to the $14.9 million repayment on the Convertible Term Notes.
The following table shows the effective cost of funds of each debt facility for the period:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$296,198	$328,496
Net interest expense	22,317	26,446
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	—	(1,974)
Net interest expense, as adjusted	$22,317	$24,472
Effective cost of funds	15.2%	16.2%
Effective cost of funds, as adjusted	15.2%	15.0%

ESPV Facility
Average facility balance during the period	$215,558	$154,264
Net interest expense	16,159	10,895
Effective cost of funds	15.1%	14.2%
Foreign currency transaction (loss) gain
During the six months ended June 30, 2018, we realized a $0.5 million loss in foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the six months ended June 30, 2017 was $2.3 million.
Non-operating gain (loss)
During the six months ended June 30, 2017 and 2018, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. In 2017, the $2.5 million of non-operating losses primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes.

Income tax expense (benefit)

	Six Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$4,745	1%	$(283)	—%	$(5,028)	1,777%
Our income tax expense increased $5.0 million, from a benefit of $0.3 for the six months ended June 30, 2017 to an expense of $4.7 million for the six months ended June 30, 2018. Our consolidated effective tax rates for the six months ended June 30, 2018 and 2017 was 27% and negative 6%, respectively. Our consolidated effective tax rates are different from the standard corporate federal income tax rate of 21% in the US and 19% in the UK primarily due to our permanent non-deductible items. In addition, in the US, our effective tax rate is impacted by corporate state tax obligations in the states where we have lending activities and our permanent non-deductible items. The Company's US cash effective tax rate was approximately 1% for the first six months of 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the financial statements for the six months ended June 30, 2018 and 2017.
Net income

	Six Months Ended June 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$12,611	3%	$4,688	2%	$7,923	169%
Our net income increased $7.9 million, from $4.7 million for the six months ended June 30, 2017 to $12.6 million for the six months ended June 30, 2018. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to grow our business.

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
The VPC Facility provided the following term notes as of June 30, 2018:

•
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $240 million outstanding as of June 30, 2018. In addition to VPC, which has committed $290 million to this facility, there are currently three other lenders that have committed $20 million each to this facility.

•	UK Term Note with a maximum borrowing amount of approximately $48 million at a base rate (defined as the 3-month LIBOR rate) plus 14% used to fund the Sunny loan portfolio.

•	4th Tranche Term Note with a maximum borrowing amount of $35 million bearing interest at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% used to fund working capital.
There are no principal payments due or scheduled under the VPC Facility until the maturity date of the US Term Note, the UK Term Note and the 4th Tranche Term Note on February 1, 2021.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. We were in compliance with all covenants as of June 30, 2018.
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
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million outstanding as of June 30, 2018. As of June 30, 2018, the base rate of the ESPV Facility was 1.75% per annum for the outstanding balance. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of June 30, 2018.
During 2018, we expect an additional SPV will be created as another funding source for the Elastic line of credit product. This additional SPV for Elastic would provide additional funding, diversified funding sources and further lower the cost of funds.
Outstanding Notes Payable
The outstanding balance of notes payable as of June 30, 2018 is as follows:

(Dollars in thousands)	June 30, 2018
US Term Note bearing interest at 3-month LIBOR + 11%	240,000
UK Term Note bearing interest at 3-month LIBOR + 14%	34,955
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	216,000
Total	526,005

The following table presents the future debt maturities as of June 30, 2018:

Year (dollars in thousands)	June 30, 2018
Remainder of 2018	$—
2019	—
2020	—
2021	526,005
2022	—
Total	$526,005

Cash and cash equivalents, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(Dollars in thousands)	2018	2017

Cash and cash equivalents	$69,368	$81,195
Loans receivable, net	507,801	405,619
Cash provided by (used in):
Operating activities	162,485	135,103
Investing activities	(144,345)	(147,642)
Financing activities	10,110	40,110
Our cash and cash equivalents at June 30, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $162.5 million in cash from our operating activities for the six months ended June 30, 2018, primarily from revenues derived from our loan portfolio. This was up $27.4 million from the $135.1 million of cash provided by operating activities during the six months ended June 30, 2017. This increase was the result of the growth in our loan portfolio in 2018, which contributed to the $71.1 million increase in our revenues for the six months ended June 30, 2018 compared to the same prior year period.

Net cash used in investing activities
For the six months ended June 30, 2018 and 2017, cash used in investing activities was $144.3 million and $147.6 million, respectively. The decrease was primarily due to a decrease in net loans issued to customers as the increase in payments from customers more than offset the increase in loan originations to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2018	2017

Cash used in investing activities
Net loans issued to consumers, less repayments	$(128,875)	$(136,708)
Participation premium paid	(3,020)	(2,558)
Purchases of property and equipment	(12,450)	(8,376)
	$(144,345)	$(147,642)
Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, repayments of capital leases, and activity related to stock awards. For the six months ended June 30, 2018 and 2017, cash provided by financing activities was $10.1 million and $40.1 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2018	2017

Cash provided by (used in) financing activities
Proceeds of Notes payable, net	$12,110	$39,770
Payments on Notes payable	—	(84,950)
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Proceeds from issuance of stock, net	1,377	85,311
Other activities	—	(21)
	$10,110	$40,110
The decrease in cash provided by financing activities for the six months ended June 30, 2018 versus the comparable period of 2017 was primarily due to fewer borrowings as we funded more of our growth using operating cash flows. The prior year period included our IPO, which was partially offset by payments on notes payable resulting in a net source of cash provided by financing activities of $1.8 million excluding equity issuance costs.
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

	For the six months ended June 30,
(Dollars in thousands)	2018	2017

Net cash provided by operating activities	$162,485	$135,103
Adjustments:
Net charge-offs – combined principal loans	(151,023)	(133,591)
Capital expenditures	(12,450)	(8,376)
FCF	$(988)	$(6,864)
Our FCF was negative $1.0 million for the first six months of 2018 compared to negative $6.9 million for the comparable prior year period. The increase in our FCF was the result of the increase in cash provided by operations, which was partially offset by increased net charge-offs - combined principal loans during the first six months of 2018 and increased capital expenditures.
Operating and capital expenditure requirements
We believe that our existing cash balances, together with the available borrowing capacity under our VPC Facility and ESPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. We intend to further diversify our funding sources. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2017, with the exception of the automatic extensions of our debt facilities discussed previously. See “—Liquidity and Capital Resources.”
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
RECENT REGULATORY DEVELOPMENTS
On July 30, 2018, the Ohio Governor signed legislation which places limits on short-term loans and extensions of credit. The legislation sets specific limits for fees, charges and interest that can be assessed on small loans with a maximum loan amount of $1,000. The new law applies to credit extended on or after April 26, 2019.  Management does not anticipate that the legislation will have a material adverse effect on the Company. We cannot currently assess the likelihood of any other future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018, and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three and six months ended June 30, 2018 was $0 thousand and $920 thousand, respectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the six months ended June 30, 2018 and 2017 was immaterial and $405 thousand, respectively.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management has determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of June 30, 2018.
Accounting Standards to be Adopted in Future Periods
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in, or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. This portion of the guidance is effective for public companies for fiscal years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company does not expect ASU 2018-09 to have a material impact on the Company's condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements. The internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company expects to complete its analysis of the impact in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company expects to complete its analysis of the impact in 2018.

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
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2018 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. Any increase in the 3-month LIBOR rate on borrowings not subject to an interest rate cap will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at June 30, 2018 was $310.0 million and the balance at December 31, 2017 was $306.3 million. The outstanding balance of our ESPV Facility was $216.0 million and $208.0 million at June 30, 2018 and December 31, 2017, respectively. Based on the average outstanding indebtedness through the six months ended June 30, 2018, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.7 million for the period.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains (losses) of approximately $(0.5) million and $2.3 million during the six months ended June 30, 2018 and 2017, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At June 30, 2018, our GBP-denominated net assets were approximately $54.8 million (which excludes the $22.1 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $5.5 million. During the six months ended June 30, 2018, the GBP-denominated pre-tax loss was approximately $4.0 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.4 million.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth below.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the Consumer Financial Protection Bureau (the "CFPB") finalized its rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36 percent that includes authorization for the lender to access the borrower’s checking or prepaid account ("Rule"). The Rule will apply to loan contracts entered into beginning August 19, 2019. On January 16, 2018, the CFPB announced that it "intends to engage in a rulemaking process so that the Bureau may reconsider" the final rule. See “—The CFPB issued final rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business” below for more information. At this time, the Rule is still expected to apply beginning August 19, 2019.

On July 30, 2018, the Ohio Governor signed legislation which places limits on short-term loans and extensions of credit. The legislation sets specific limits for fees, charges and interest that can be assessed on small loans with a maximum loan amount of $1,000. The new law applies to credit extended on or after April 26, 2019. We cannot currently assess the likelihood of any other future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

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

Our products currently have usage caps and limitations on lending based on internally developed “responsible lending guidelines.” If those policies become more restrictive due to legislative or regulatory changes at either the local, state, US federal, or UK regulatory level these products would experience declining revenues per customer. In some cases, legislative or regulatory changes at the local, state, US federal or UK regulatory level, like the new law in Ohio targeting small-dollar lending practices, may require us to discontinue offering certain of our products in certain jurisdictions.

Item 6. Exhibits

Exhibit number	Description
10.1	First Amendment to Amended and Restated Joint Marketing Agreement, dated June 18, 2018, by and among Elastic Marketing, LLC and Republic Bank & Trust Company
10.2	First Amendment to Amended and Restated License and Support Agreement, dated June 18, 2018, by and among Elevate Decision Sciences, LLC and Republic Bank & Trust Company
10.3∞	Third Amendment to Services Agreement by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

Elevate Credit, Inc.

Date:	August 10, 2018	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 10, 2018	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)