Form 10-Q
period 2018-09-30
Elevate Credit, Inc.
filed 2018-11-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2018
Common Shares, $0.0004 par value	43,197,206

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

•
continued innovation of our analytics platform, including our expectation that we will implement new technology and credit models beginning in the fourth quarter of 2018, with full benefits realized by the second quarter of 2019;

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

•
the impact of increased claims by claims management companies (“CMCs”) on our business, our accrual amounts related to such claims, and our expectation that the Financial Conduct Authority, a regulator in the UK financial services industry, will begin regulating the CMCs in April 2019;

•
our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau ("CFPB") and developments or changes in state law such as recently passed legislation in Ohio regarding interest rate caps;

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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents*	$54,794	$41,142
Restricted cash	1,593	1,595
Loans receivable, net of allowance for loan losses of $89,422 and $87,946, respectively*	542,976	524,619
Prepaid expenses and other assets*	13,217	10,306
Receivable from CSO lenders	17,846	22,811
Receivable from payment processors*	28,519	21,126
Deferred tax assets, net	21,499	23,545
Property and equipment, net	36,738	24,249
Goodwill	16,027	16,027
Intangible assets, net	1,856	2,123
Derivative assets at fair value (cost basis of $436 and $0, respectively)*	1,238	—
Total assets	$736,303	$687,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities ($45 and $95 payable to Think Finance at September 30, 2018 and December 31, 2017, respectively)*	$44,955	$42,213
State and other taxes payable	696	884
Deferred revenue*	30,639	33,023
Notes payable, net*	548,960	513,295
Derivative liability	—	1,972
Total liabilities	625,250	591,387
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at September 30, 2018 and December 31, 2017.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 43,191,526 and 42,165,524 issued and outstanding, respectively	17	17
Additional paid-in capital	180,610	174,090
Accumulated deficit	(70,657)	(79,954)
Accumulated other comprehensive income, net of tax benefit of $1,257 and $2,273, respectively*	1,083	2,003
Total stockholders’ equity	111,053	96,156
Total liabilities and stockholders’ equity	$736,303	$687,543
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Revenues	$201,480	$172,851	$579,394	$479,689
Cost of sales:
Provision for loan losses	113,896	96,203	294,636	251,293
Direct marketing costs	21,280	20,242	64,155	50,322
Other cost of sales	7,997	5,834	20,892	14,367
Total cost of sales	143,173	122,279	379,683	315,982
Gross profit	58,307	50,572	199,711	163,707
Operating expenses:
Compensation and benefits	24,380	19,502	70,187	60,854
Professional services	9,789	8,618	26,475	25,045
Selling and marketing	2,170	2,042	7,525	6,662
Occupancy and equipment	4,553	3,227	13,302	10,003
Depreciation and amortization	3,490	2,656	9,167	7,657
Other	1,233	1,085	4,018	3,095
Total operating expenses	45,615	37,130	130,674	113,316
Operating income	12,692	13,442	69,037	50,391
Other income (expense):
Net interest expense	(19,810)	(17,261)	(58,286)	(54,602)
Foreign currency transaction (loss) gain	(325)	536	(800)	2,820
Non-operating gain (loss)	—	(106)	(38)	2,407
Total other expense	(20,135)	(16,831)	(59,124)	(49,375)
Income (loss) before taxes	(7,443)	(3,389)	9,913	1,016
Income tax expense (benefit)	(3,209)	(3,979)	1,536	(4,262)
Net income (loss)	$(4,234)	$590	$8,377	$5,278

Basic earnings (loss) per share	$(0.10)	$0.01	$0.20	$0.17
Diluted earnings (loss) per share	$(0.10)	$0.01	$0.19	$0.16
Basic weighted average shares outstanding	43,182,208	41,717,231	42,653,947	31,211,084
Diluted weighted average shares outstanding	43,182,208	43,158,515	44,354,376	32,660,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(4,234)	$590	$8,377	$5,278
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for all periods	(305)	676	(707)	770
Reclassification of certain deferred tax effects	—	—	(920)	—
Change in derivative valuation, net of tax of $67 and $0 for the three months ended 2018 and 2017, respectively, and $96 and $0 for the nine months ended 2018 and 2017, respectively	(384)	—	707	—
Total other comprehensive income (loss), net of tax	(689)	676	(920)	770
Total comprehensive income (loss)	$(4,923)	$1,266	$7,457	$6,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2018 and 2017

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2016	—	—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$88,854	$(76,385)	$1,087	$13,567
Share-based compensation	—	—	—	—	—	—	—	—	4,436	—	—	4,436
Exercise of stock options	—	—	358,738	—	—	—	—	—	104	—	—	104
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	(1,843)	—	—	(1,843)
Issuance of common stock net of deferred costs	—	—	14,285,000	6	—	—	—	—	80,188	—	—	80,194
Conversion of preferred shares	—	—	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—
2.5-for-1 common stock split on converted preferred shares	—	—	8,459,109	—	—	—	—	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	770	770
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	3,347	—	3,347
Net income	—	—	—	—	—	—	—	—	—	5,278	—	5,278
Balances at September 30, 2017	—	—	41,743,473	$17	—	$—	—	$—	$171,739	$(67,760)	$1,857	$105,853

Balances at December 31, 2017	—	—	42,165,524	17	—	—	—	—	174,090	(79,954)	2,003	96,156
Share-based compensation	—	—	—	—	—	—	—	—	6,005	—	—	6,005
Exercise of stock options	—	—	271,891	—	—	—	—	—	997	—	—	997
Vesting of restricted stock units	—	—	692,115	—	—	—	—	—	(216)	—	—	(216)
ESPP shares issued	—	—	61,996	—	—	—	—	—	408	—	—	408
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	(674)	—	—	(674)
Comprehensive loss:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	(707)	(707)
Change in derivative valuation net of tax expense of $96	—	—	—	—	—	—	—	—	—	—	707	707
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	—	—	—	—	8,377	—	8,377
Balances at September 30, 2018	—	—	43,191,526	$17	—	$—	—	$—	$180,610	$(70,657)	$1,083	$111,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,377	$5,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,167	7,657
Provision for loan losses	294,636	251,293
Share-based compensation	6,005	4,436
Amortization of debt issuance costs	280	410
Amortization of loan premium	4,583	3,933
Amortization of convertible note discount	138	3,241
Amortization of derivative assets	931	—
Deferred income tax expense, net	1,276	(4,848)
Unrealized gain from foreign currency transactions	800	(2,820)
Non-operating (gain) loss	38	(2,407)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,473)	(1,941)
Receivables from payment processors	(7,688)	(3,584)
Receivables from CSO lenders	5,176	(3,881)
Interest receivable	(72,818)	(60,870)
State and other taxes payable	(162)	(50)
Deferred revenue	5,332	8,370
Accounts payable and accrued liabilities	3,552	5,411
Net cash provided by operating activities	257,150	209,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(1,000,059)	(837,047)
Principal collections and recoveries on loans receivable	749,145	576,007
Participation premium paid	(4,740)	(4,227)
Purchases of property and equipment	(21,437)	(12,503)
Net cash used in investing activities	(277,091)	(277,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$35,932	$67,500
Payments of notes payable	—	(84,950)
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Payment of capital lease obligations	—	(21)
Debt issuance costs paid	(25)	(865)
Equity issuance costs paid	—	(1,731)
ESPP shares issued	408	—
Proceeds from issuance of common stock	—	86,699
Proceeds from stock option exercises	997	933
Taxes paid related to net share settlement of equity awards	(216)	(422)
Net cash provided by financing activities	33,719	67,143
Effect of exchange rates on cash	(128)	753
Net increase in cash, cash equivalents and restricted cash	13,650	(246)

Cash and cash equivalents, beginning of period	41,142	53,574
Restricted cash, beginning of period	1,595	1,785
Cash, cash equivalents and restricted cash, beginning of period	42,737	55,359

Cash and cash equivalents, end of period	54,794	53,473
Restricted cash, end of period	1,593	1,640
Cash, cash equivalents and restricted cash, end of period	$56,387	$55,113

Supplemental cash flow information:
Interest paid	$56,818	$51,340
Taxes paid	$342	$563

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$7,716	$8,027
Derivative debt discount on convertible term notes	$—	$2,517
Prepaid expenses accrued but not yet paid	$582	$937
Property and equipment accrued but not yet paid	$209	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$—	$3,347
Impact on OCI and retained earnings of adoption of ASU 2018-02	$920	$—
Changes in fair value of interest rate caps	$803	$—
Deferred IPO costs included in Additional paid-in capital	$—	$6,708
Tax benefit of equity issuance costs included in Additional paid-in capital	$674	$1,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2018 and 2017

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017 include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity ("VIE") where the Company is the primary beneficiary. See Note 4—Variable Interest Entities for more information. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 9, 2018. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Stock Split
On December 11, 2015, the Board of Directors approved the ratio to effect a 2.5-for-1 forward stock split of the Company's common stock. The stock split became effective in connection with the completion of the Company’s IPO. The Company's IPO and resulting stock split had the following effect on the Company's equity as of September 30, 2018:

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

•
Share-Based Compensation: The IPO and resulting stock split decreased the exercise price for stock options by two-and-a-half times per share and reflected a two-and-a-half times increase in the number of stock options and restricted stock units ("RSUs") outstanding. The number of stock options and RSUs and per share common stock data in the accompanying unaudited condensed consolidated financial statements and related notes have been adjusted to reflect a 2.5-for-1 forward stock split for all periods presented.

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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Property and equipment, gross	$89,886	$69,927
Accumulated depreciation and amortization	(53,148)	(45,678)
Property and equipment, net	$36,738	$24,249
Equity Issuance Costs
Costs incurred related to the Company's IPO were deferred and included in Prepaid expenses and other assets in the unaudited condensed consolidated financial statements and were charged against the gross proceeds of the IPO (i.e., charged against Additional paid-in capital in the accompanying unaudited condensed consolidated financial statements) as of the closing of the IPO on April 11, 2017. The balance of these equity issuance costs that were recorded against Additional paid-in capital in the unaudited Condensed Consolidated Balance Sheet at September 30, 2017 was approximately $6.7 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Interest Rate Caps
The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging ("ASC 815"). On January 11, 2018, the Company entered into two interest rate cap transactions with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios. See Note 5—Notes Payable for additional information. The interest rate caps are designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reports the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. The Company excludes the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presents the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three and nine months ended September 30, 2018 was $0 and $920 thousand, respectively.
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
For the three and nine months ended September 30, 2018 and 2017

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the nine months ended September 30, 2018 and 2017 was immaterial for both periods.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of September 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Accounting Standards to be Adopted in Future Periods
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2018-15 on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The Company does not expect ASU 2018-13 to have a material impact on the Company's condensed consolidated financial statements.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company is progressing as planned for implementation on January 1, 2019. The Company expects adoption of the standard to result in the recognition of significant additional right of use assets and liabilities for operating leases, but to not have a material impact on the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

NOTE 2 - EARNINGS PER SHARE

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO, which has been retroactively applied to previously reported share and earnings per share amounts.
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2018 and 2017.

Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings (loss) per share was as follows for three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Numerator (basic):
Net income (loss)	$(4,234)	$590	$8,377	$5,278

Numerator (diluted):
Net income (loss)	$(4,234)	$590	$8,377	$5,278

Denominator (basic):
Basic weighted average number of shares outstanding	43,182,208	41,717,231	42,653,947	31,211,084

Denominator (diluted):
Basic weighted average number of shares outstanding	43,182,208	41,717,231	42,653,947	31,211,084
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	1,441,284	1,700,429	1,449,453
Diluted weighted average number of shares outstanding	43,182,208	43,158,515	44,354,376	32,660,537

Basic and diluted earnings per share:
Basic earnings (loss) per share	$(0.10)	$0.01	$0.20	$0.17
Diluted earnings (loss) per share	$(0.10)	$0.01	$0.19	$0.16

For the three months ended September 30, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	2,323,839 and 777,275 common shares issuable upon exercise of the Company's stock options; and

•	3,360,382 and 27,057 common shares issuable upon vesting of the Company's RSUs.

For the nine months ended September 30, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	131,859 and 420,324 common shares issuable upon exercise of the Company's stock options; and

•	699,318 and 1,196,858 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and nine month periods ended September 30, 2018 and 2017.
NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Finance charges	$119,147	$104,495
CSO fees	15,593	13,662
Lines of credit fees	65,676	52,261
Other	1,064	2,433
Total revenues	$201,480	$172,851

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Finance charges	$348,162	$294,436
CSO fees	44,029	42,526
Lines of credit fees	183,877	137,841
Other	3,326	4,886
Total revenues	$579,394	$479,689

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at September 30, 2018 and December 31, 2017. The following reflects the credit quality of the Company’s loans receivable as of September 30, 2018 and December 31, 2017 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request a 16 day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of September 30, 2018 and December 31, 2017 have been charged off.

	September 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$275,678	$270,756	$546,434
Past due loans	58,156	25,306	83,462
Total loans receivable	333,834	296,062	629,896
Net unamortized loan premium	—	2,502	2,502
Less: Allowance for loan losses	(54,888)	(34,534)	(89,422)
Loans receivable, net	$278,946	$264,030	$542,976

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$298,964	$237,797	$536,761
Past due loans	52,379	21,076	73,455
Total loans receivable	351,343	258,873	610,216
Net unamortized loan premium	—	2,349	2,349
Less: Allowance for loan losses	(59,076)	(28,870)	(87,946)
Loans receivable, net	$292,267	$232,352	$524,619
Total loans receivable includes approximately $36.7 million and $36.6 million of interest receivable at September 30, 2018 and December 31, 2017, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$51,137	$29,394	$80,531
Provision for loan losses	75,653	38,243	113,896
Charge-offs	(72,987)	(35,832)	(108,819)
Recoveries of prior charge-offs	5,745	2,729	8,474
Effect of changes in foreign currency rates	(150)	—	(150)
Total	59,398	34,534	93,932
Accrual for CSO lender owned loans	(4,510)	—	(4,510)
Balance end of period	$54,888	$34,534	$89,422

	Three Months Ended September 30, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$49,154	$20,686	$69,840
Provision for loan losses	64,396	31,807	96,203
Charge-offs	(61,837)	(26,727)	(88,564)
Recoveries of prior charge-offs	6,296	2,036	8,332
Effect of changes in foreign currency rates	258	—	258
Total	58,267	27,802	86,069
Accrual for CSO lender owned loans	(5,097)	—	(5,097)
Balance end of period	$53,170	$27,802	$80,972

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$64,919	$28,870	$93,789
Provision for loan losses	197,694	96,942	294,636
Charge-offs	(220,181)	(98,877)	(319,058)
Recoveries of prior charge-offs	17,316	7,599	24,915
Effect of changes in foreign currency rates	(350)	—	(350)
Total	59,398	34,534	93,932
Accrual for CSO lender owned loans	(4,510)	—	(4,510)
Balance end of period	$54,888	$34,534	$89,422

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$62,987	$19,389	$82,376
Provision for loan losses	174,250	77,043	251,293
Charge-offs	(197,519)	(74,022)	(271,541)
Recoveries of prior charge-offs	17,757	5,392	23,149
Effect of changes in foreign currency rates	792	—	792
Total	58,267	27,802	86,069
Accrual for CSO lender owned loans	(5,097)	—	(5,097)
Balance end of period	$53,170	$27,802	$80,972

As of September 30, 2018 and December 31, 2017, respectively, estimated losses of approximately $4.5 million and $5.8 million for the CSO owned loans receivable guaranteed by the Company of approximately $41.4 million and $45.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Outstanding recorded investment before TDR	$1,752
Outstanding recorded investment after TDR	1,437
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$315

Nine Months Ended September 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Outstanding recorded investment before TDR	$6,850
Outstanding recorded investment after TDR	5,229
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$1,621

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Average outstanding recorded investment(1)	$2,813
Interest income recognized	$640
1. Simple average based on the number of days between the modification date and the earlier of the liquidation date or September 30, 2018.

Nine Months Ended September 30, 2018
(Dollars in thousands)	Installment loans and lines of credit
Average outstanding recorded investment(1)	$3,930
Interest income recognized	$3,454
1. Simple average based on the number of days between the modification date and the earlier of the liquidation date or September 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The table below presents the Company's loans modified as TDRs as of September 30, 2018 and December 31, 2017:

	Installment loans and lines of credit
(Dollars in thousands)	September 30, 2018	December 31, 2017
Current outstanding investment	$960	$2,661
Delinquent outstanding investment	1,795	2,445
Outstanding recorded investment	2,755	5,106
Less: Impairment	(538)	(459)
Outstanding recorded investment, net of impairment	$2,217	$4,647

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $1.3 million and $8.4 million loan restructurings accounted for as TDRs that subsequently defaulted for the three and nine months ended September 30, 2018, respectively. The Company had commitments to lend additional funds of approximately $0.1 million to customers with available and unfunded lines of credit as of September 30, 2018.

NOTE 4—VARIABLE INTEREST ENTITIES

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$14,377	$14,928
Loans receivable, net of allowance for loan losses of $34,534 and $28,869, respectively	264,030	232,353
Prepaid expenses and other assets ($64 and $50, respectively, eliminates upon consolidation)	168	50
Derivative asset at fair value (cost basis of $206 and $0, respectively)	587	—
Receivable from payment processors	12,620	9,889
Total assets	$291,782	$257,220
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($5,305 and $7,606, respectively, eliminates upon consolidation)	$15,713	$13,922
Deferred revenue	5,572	4,363
Reserve deposit liability ($35,250 and $31,200, respectively, eliminates upon consolidation)	35,250	31,200
Notes payable, net	234,867	207,735
Accumulated other comprehensive income	380	—
Total liabilities and shareholder’s equity	$291,782	$257,220
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
For the three and nine months ended September 30, 2018 and 2017

NOTE 5—NOTES PAYABLE
The Company has two debt facilities with VPC. The Rise SPV, LLC ("RSPV," a subsidiary of the Company) credit facility (the "VPC Facility") and the ESPV Facility.
VPC Facility
The VPC Facility provides the following term notes:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at September 30, 2018 and December 31, 2017 was 12.75% and 12.64%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the aggregate $240 million outstanding as of September 30, 2018. See Note 8—Fair Value Measurements.

•
A maximum borrowing amount of $48 million at a base rate (defined as the 3-month LIBOR) plus 14% used to fund the UK Sunny loan portfolio (“UK Term Note”) as of September 30, 2018. As of December 31, 2017, the maximum borrowing amount was $48 million bearing interest at a base rate (defined as the 3-month LIBOR) plus 16%. The blended interest rate at September 30, 2018 and December 31, 2017 was 16.32% and 17.64%, respectively.

•
A maximum borrowing amount of $35 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”) as of September 30, 2018. As of December 31, 2017, the maximum borrowing amount was $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17%. The blended interest rate at September 30, 2018 and December 31, 2017 was 15.32% and 18.64%, respectively.

•
A maximum borrowing amount of $0 and $10 million as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, the interest rate was the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% (“Convertible Term Notes”). The blended interest rate at December 31, 2017 was 10.64%.

•	As of January 30, 2018, the balance of the Convertible Term Notes was converted into the 4th Tranche Term Notes.

In August 2018, the maturity date of $75 million outstanding under the US Term Note, which previously had a maturity date of August 13, 2018, was automatically extended to February 1, 2021 per the terms of the agreement. As a result of this extension, all amounts outstanding under the US Term Note, the UK Term Note and the 4th Tranche Term Note have a maturity date of February 1, 2021. The Convertible Term Note had a maturity date of January 30, 2018 but became a part of the 4th Tranche Term Note on that date. There are no principal payments due or scheduled until the maturity date. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2018 and December 31, 2017.

2017 Convertible Term Notes

The Convertible Term Notes were convertible, at the lender's option, into common stock upon the completion of specific defined liquidity events including certain equity financings, certain mergers and acquisitions or the sale of substantially all of the Company's assets, or during the period from the receipt of notice of the anticipated commencement of a roadshow in connection with the Company's IPO until immediately prior to the effectiveness of the Registration Statement in connection with such IPO. The Convertible Term Notes were convertible into common stock at the market value (or a set discount to market value) of the shares on the date of conversion and since the Convertible Term Notes included a conversion option that continuously reset as the underlying stock price increased or decreased and provided a fixed value of common stock to the lender, it was considered share-settled debt. The Company did not elect and was not required to measure the Convertible Term Notes at fair value; as such, the Company measured the Convertible Term Notes at the accreted value, determined using the effective interest method. The conversion rights were not exercised, and the Convertible Term Notes became a part of the 4th Tranche Term Note on January 30, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a probability-weighted valuation scenario model. The assumptions included in the calculations are highly subjective and subject to interpretation. The fair value of the single compound derivative was recognized as principal draw-downs were made and in proportion to the amount of principal draw-downs to the maximum borrowing amount. The initial fair value of the single compound derivative is recognized and presented as a debt discount and a derivative liability. The debt discount is amortized using the effective interest method from the principal draw-down date(s) through the maturity date. The derivative liability is accounted for in the same manner as a freestanding derivative pursuant to ASC 815, with subsequent changes in fair value recorded in earnings each period.

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into that number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert; however, VPC purchased 2.3 million shares in the offering at the IPO price, and the Company used the proceeds from that purchase, approximately $14.9 million, to reduce an equivalent amount of indebtedness under the Convertible Term Notes. Accordingly, the Company released $2.0 million of the debt discount associated with this repayment into Net interest expense on the Condensed Consolidated Statements of Operations.

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

ESPV Facility

The ESPV Facility is used to purchase loan participations from a third-party lender and has a $250 million commitment amount. Interest is charged at a base rate (defined as the greater of the 3 month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. All of the tiered rates will decrease by 1% effective July 1, 2019. In August 2018, the maturity date of $49 million outstanding under the ESPV Facility, which previously had a maturity date of August 13, 2018, was automatically extended to July 1, 2021 per the terms of the agreement. As a result of this extension, all amounts outstanding under the ESPV Facility have a maturity date of July 1, 2021. The blended interest rate at September 30, 2018 and December 31, 2017 was 14.60% and 14.45%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million outstanding as of September 30, 2018. See Note 8—Fair Value Measurements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of September 30, 2018 and December 31, 2017.

VPC and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
US Term Note bearing interest at 3-month LIBOR +11%	$240,000	$240,000
UK Term Note bearing interest at 3-month LIBOR + 14% (2018) + 16% (2017)	39,481	31,210
4th Tranche Term Note bearing interest at 3-month LIBOR + 13% (2018) + 17% (2017)	35,050	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	—	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	235,000	208,000
Debt discount and issuance costs	(571)	(965)
Total	$548,960	$513,295

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of September 30, 2018 are as follows:

Year (dollars in thousands)	September 30, 2018
Remainder of 2018	$—
2019	—
2020	—
2021	549,531
2022	—
Total	$549,531

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at September 30, 2018 and December 31, 2017 was approximately $16 million. There were no changes to goodwill during the three and nine months ended September 30, 2018. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.5 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of September 30, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	(946)	$—
Non-compete	3,404	(2,228)	1,176
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,300)	$1,856
The carrying value of acquired intangible assets as of December 31, 2017 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,961)	1,443
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,033)	$2,123

In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expire one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and will therefore amortize the remaining carrying value on a straight line basis through May 2019. As of September 30, 2018, the non-compete agreement has a carrying value of $304 thousand.
Total amortization expense recognized for the three months ended September 30, 2018 and 2017 was approximately $144 thousand and $45 thousand, respectively. Total amortization expense recognized for the nine months ended September 30, 2018 and 2017 was approximately $267 thousand and $136 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 5.5 years at September 30, 2018.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2019	$310
2020	120
2021	120
2022	120
2023	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

NOTE 7—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended September 30, 2018 and 2017 totaled approximately $2.4 million and $1.6 million, respectively. Share-based compensation expense recognized for the nine months ended September 30, 2018 and 2017 totaled approximately $6.0 million and $4.4 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 6,474,914 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2018, the total number of shares available for future grants under the 2016 Plan was 845,986 shares.
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
For the nine months ended September 30, 2018, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

A summary of stock option activity as of and for the nine months ended September 30, 2018 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	2,528,925	$4.48
Granted	89,731	6.27
Exercised	(271,891)	3.67
Forfeited	(16,598)	6.45
Outstanding at September 30, 2018	2,330,167	4.63	5.05
Options exercisable at September 30, 2018	2,172,363	$4.49	4.81
On March 9, 2018, the Company began offering a Save as You Earn Plan ("SAYE") to eligible UK employees. The Company granted 89,731 SAYE options under the 2016 Plan for the nine months ended September 30, 2018.
At September 30, 2018, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised for the nine months ended September 30, 2018 was $1.2 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the nine months ended September 30, 2018 was $8.39. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2018 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	2,784,524	$7.55
Granted	1,545,393	8.35
Vested	(717,225)	7.56
Forfeited	(246,730)	7.59
Nonvested at September 30, 2018	3,365,962	7.91	9.06
Expected to vest at September 30, 2018	2,650,330	$7.89	9.04
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
At September 30, 2018, there was approximately $17.7 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 2.9 years. During the nine months ended September 30, 2018, the total vest-date fair value of RSUs was approximately $5.4 million. As of September 30, 2018, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $21.4 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 946,655 shares authorized and 804,750 reserved for the ESPP. There have been 61,996 shares purchased under the ESPP for the nine months ended September 30, 2018. Within share-based compensation expense for the three and nine months ended September 30, 2018, $147 thousand and $415 thousand, respectively, relates to the ESPP. There was $166 thousand of ESPP expense for both the three and nine months ended September 30, 2017.
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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2018 and 2017, there were no significant transfers between levels.

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
Financial Assets and Liabilities Not Measured at Fair Value
The Company has evaluated Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors and Accounts payable and accrued expenses and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable, net and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable, net approximates the fair value. The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Fair Value Measurements on a Recurring Basis

As previously discussed, the Company's Convertible Term Notes had embedded features that were required to be assessed as derivatives. This liability was considered to be Level 3 in accordance with ASC 820-10 and was measured at fair value on a recurring basis. See Note 5—Notes Payable for additional information.

On January 11, 2018, the Company entered into two interest rate cap transactions with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility. On January 16, 2018, the Company paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps qualify for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps are recognized in Accumulated other comprehensive income in the period incurred and are subsequently reclassified to Interest expense when the hedged expenses are recorded. The interest rate caps have a maturity date of February 1, 2019; therefore the Company expects all of the gains to be recognized in Interest expense in the next twelve months.

The Company uses model-derived valuations that discount the future expected cash receipts that would occur if variable interest rates rise above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of and for the three and nine months ended September 30, 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$652
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	586
				$456,000	$1,238

Unrealized gains (losses) recognized in Accumulated other comprehensive income	As of September 30, 2018
US Term Note interest rate cap	$423
ESPV Facility interest rate cap	380
	$803

Gains recognized in Interest expense	Three months ended September 30, 2018	Nine months ended September 30, 2018
US Term Note interest rate cap	$358	$766
ESPV Facility interest rate cap	322	690
	$680	$1,456

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The changes in the Derivative liability for the three and nine months ended September 30, 2018 and 2017 are shown in the following table:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2016	$1,750
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	2,517
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Statements of Operations)	133
Balance, March 31, 2017	$4,400
Reduction of derivative due to $14.9 million repayment of the underlying Convertible Term Note (Non-Operating expense in the Condensed Consolidated Statements of Operations)	(2,746)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Statements of Operations)	100
Balance, June 30, 2017	$1,754
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Statements of Operations)	106
Balance, September 30, 2017	$1,860

Balance, December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Statements of Operations)	38
Balance, March 31, 2018	$—
Balance, June 30, 2018	$—
Balance, September 30, 2018	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The Company’s derivative liability associated with its Convertible Term Notes was measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations were highly subjective and subject to interpretation and included inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors prior to the IPO included (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes would be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder would opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate was based on the three-month LIBOR rate. The risk-free interest rate was based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life was impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes as of December 31, 2017 were as follows:

December 31, 2017
Expected life (months)	1
Conversion discount percentage	N/A
Floating rate	10.69% - 10.77%
Risk-free rate	1.58%
Market yield	23.81%
Non-marketability discount	N/A
Non-marketability discount volatility	N/A

NOTE 9—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2018 and 2017 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Current income tax expense (benefit):
Federal	$—	$72	$(5)	$227
State	117	(57)	150	359
Foreign	—	—	115	—
Total current income tax expense	117	15	260	586

Deferred income tax expense (benefit):
Federal	(1,903)	(3,029)	2,844	(2,464)
State	(402)	(842)	502	(767)
Stock options	41	(68)	(213)	(758)
Deductible IPO costs	—	(55)	—	(859)
R&D credits	(1,062)	—	(1,857)	—
Total deferred income tax expense (benefit)	(3,326)	(3,994)	1,276	(4,848)

Total income tax expense (benefit)	$(3,209)	$(3,979)	$1,536	$(4,262)

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

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

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Tax Reform. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company has completed its accounting of the impact of the reduction in the corporate tax rate and the remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is generally 21%. The ultimate impact may differ from the amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. Any adjustments made to provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified, not to extend beyond the one-year measurement period provided in SAB 118. During the three and nine months ended September 30, 2018, the Company recorded benefits of $0 and $50 thousand, respectively, to its provisional amounts related to Tax Reform, which had no material impact to the consolidated and the US effective tax rates for the nine months ended September 30, 2018.

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

The Company’s consolidated effective tax rates for the nine months ended September 30, 2018 and 2017, including discrete items, were 15% and negative 419%, respectively, while the US effective tax rates were 10% and 153%, respectively. For the nine months ended September 30, 2018 and 2017, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% and 35% for the US, respectively, and 19% for the UK primarily due to its permanent non-deductible and discrete tax items. In addition, the US effective tax rate is impacted by the Company's corporate state tax obligations in the states where it has lending activities. The Company's US cash effective tax rate was approximately 1%.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

US deferred tax assets, net
At September 30, 2018 and December 31, 2017, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at September 30, 2018 and December 31, 2017 was approximately $43.4 million for both periods. The NOLs were generated prior to January 1, 2018 and can be carried forward until 2034. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
The Company is in a forecasted 3-year cumulative pre-tax income position through December 31, 2018. The Company had incurred pre-tax losses in prior years with the pre-tax loss narrowing each year due to the growth in the products and scaling of the business since the spin-off date.

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

•
In 2018, the Company is forecasting US pre-tax income as it continues to grow its business and generate even greater operating income and is in a forecasted three-year cumulative pre-tax income position. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company's operating expenses are within targeted efficiency ratios and are expected to hold flat. The Company used the IPO proceeds to pay down its debt balances, as well as re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest costs in future years. Various forecast scenarios have been performed with the results reflecting usage of approximately 13% of the US NOL in 2018 and the balance during 2019. The Company's operating income for the nine months ended September 30, 2018 was $69.0 million, a 37% improvement over the prior year period.

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

There were no significant negative factors.
The Company has given due consideration to all the factors and believes the positive evidence outweighs the negative evidence and has concluded that the US deferred tax asset is expected to be realized based on management’s expectation of generating sufficient pre-tax income over the next three to five years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

UK deferred tax assets, net
At September 30, 2018 and December 31, 2017, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on a quarterly basis, and, as a result, there have been no changes as of September 30, 2018. Regardless of the deferred tax valuation allowance recognized at September 30, 2018 and December 31, 2017, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $59.4 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward of approximately $59.4 million at September 30, 2018 and December 31, 2017 can be carried forward indefinitely.

NOTE 10—COMMITMENTS, CONTINGENCIES AND GUARANTEES
Contingencies
Currently and from time to time, the Company may become a defendant in various legal and regulatory actions that arise in the ordinary course of business. The Company generally cannot predict the eventual outcome, the timing of the resolution or the potential losses, fines or penalties of such legal and regulatory actions. Actual outcomes or losses may differ materially from the Company's current assessments and estimates, which could have a material adverse effect on the Company's business, financial condition and results of operation.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and reasonably estimable. Even when an accrual is recorded, the Company may be exposed to loss in excess of any amounts accrued.
UK Claims Accrual:
During the three months ended September 30, 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third quarter of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. The Company believes that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, expects to begin regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.
As of September 30, 2018, the Company accrued approximately $947 thousand for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Statement of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There was no expense accrued in the prior year. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $254.6 million and $198.9 million in available and unfunded credit lines at September 30, 2018 and December 31, 2017, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $9.4 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively, in available and unfunded credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

Effective June 2017, the Company entered into a seven year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both September 30, 2018 and December 31, 2017, the Company had $500 thousand of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company's may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of September 30, 2018 and December 31, 2017. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of September 30, 2018 and December 31, 2017.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

The following tables summarize the allocation of net revenues and long-lived assets based on geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Revenues
United States	$169,468	$146,904	$487,683	$403,990
United Kingdom	32,012	25,947	91,711	75,699
Total	$201,480	$172,851	$579,394	$479,689

	September 30, 2018	December 31, 2017
Long-lived assets
United States	$38,300	$29,317
United Kingdom	16,321	13,082
Total	$54,621	$42,399

NOTE 12—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expire beginning in 2018 through 2019. Total rent and utility payments made to Think Finance for office space were approximately $233 thousand and $219 thousand for the three months ended September 30, 2018 and 2017, respectively, and approximately $818 thousand and $678 thousand for the nine months ended September 30, 2018 and 2017, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Statements of Operations. There were no expenses for equipment for each of the three months ended September 30, 2018 and 2017, and approximately $0 thousand and $42 thousand for the nine months ended September 30, 2018 and 2017, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets and as interest expense included in Net interest expense within the Condensed Consolidated Statements of Operations.
At September 30, 2018 and December 31, 2017, the Company had approximately $45 thousand and $95 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation, and a consulting arrangement with a related party for the three and nine months ended September 30, 2018 and 2017 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017
Fees and travel expenses	$126	$134
Stock compensation	386	254
Consulting	75	75
Total board related expenses	$587	$463

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Fees and travel expenses	$410	$404
Stock compensation	897	582
Consulting	225	225
Total board related expenses	$1,532	$1,211
In addition to amounts due to Think Finance as disclosed above, at September 30, 2018 and December 31, 2017, the Company had approximately $119 thousand and $65 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.1 million customers with $6.3 billion in credit. Our current online credit products, Rise, Elastic, Sunny, and the recently introduced Today Card (which is our new credit card product that is currently in pilot mode with an immaterial loan balance) reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We have experienced rapid growth since launching our current generation of product offerings in 2013. Since their introduction, through September 30, 2018, Rise, Elastic and Sunny, together, have provided approximately $4.9 billion in credit to more than 1.3 million customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2017 grew 16% compared to revenues for 2016 and revenues for the nine months ended September 30, 2018 grew 21% compared to the nine months ended September 30, 2017. Our combined loan principal balances grew 15% from $548.9 million as of September 30, 2017 to $634.0 million as of September 30, 2018. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.” Effective October 2018, we launched a partnership with FinWise Bank ("FinWise") through which FinWise licenses the Rise brand to market Rise installment loans in an additional 18 states in which we do not currently offer the Rise installment loans under our state-license model (where we are the direct lender). FinWise will utilize Elevate's marketing and underwriting expertise for the Rise-branded loans it originates.

Despite strong year-to-date growth in revenue and stable credit quality, we experienced a $4.2 million net loss for the three months ended September 30, 2018, primarily due to increased net charge-offs and an increase in loan loss provision. We experienced delays in rolling out new technology and credit models that are needed to drive continued improvements in credit quality for our US products. As a result of these and other issues, new customer acquisition and credit quality were both relatively flat with the prior year and anticipated improvements in margins were not realized. Additionally, we experienced a significant increase in UK costs related to complaints by claims management companies as well as higher legal costs related to several company initiatives. We expect to implement the new technology and credit models beginning in the fourth quarter of 2018, with full benefits realized by the second quarter of 2019.
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $433 million at September 30, 2018. See “—Liquidity and Capital Resources—Debt facilities.”
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. We purchased these loan participations ourselves through June 30, 2015 and thus earned 90% of the revenues and incurred 90% of the losses associated with the Elastic product through that date. Due to the significant growth in Elastic, commencing July 1, 2015, a new structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a variable interest entity in its consolidated financial results.

The ESPV Facility has been amended several times and the original commitment amount of $50 million has grown to $250 million as of September 30, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $28.6 million, or 17%, from $172.9 million for the three months ended September 30, 2017 to $201.5 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018, our total revenues increased 21% as compared to the same prior year period, increasing from $479.7 million to $579.4 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion) as we do not intend to lower our CAC over future periods. Instead, as we improve customer acquisition efficiency, we intend to increase spending on direct marketing to acquire a broader customer base to drive further revenue growth.

•
Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have continued to maintain stable credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, net charge-offs as a percentage of average combined loans receivable - principal, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

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

Revenue growth

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue growth metrics (dollars in thousands, except as noted)	2018	2017	2018	2017
Revenues	$201,480	$172,851	$579,394	$479,689
Period-over-period revenue growth	17%	12%	21%	17%
Ending combined loans receivable – principal(1)	633,961	548,888	633,961	548,888
Average combined loans receivable – principal(1)(2)	616,362	523,452	596,574	481,260
Total combined loans originated – principal	414,816	364,268	1,104,507	920,592
Average customer loan balance (in dollars)(3)	1,579	1,673	1,579	1,673
Number of new customer loans	94,526	91,081	249,807	210,522
Number of loans outstanding	401,436	325,579	401,436	325,579
Customer acquisition costs (in dollars)	225	222	257	239
Effective APR of combined loan portfolio	129%	129%	129%	132%
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
The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
New customer loans originated	33,608	34,247	67,855	26,671	94,526
Former customer loans originated	23,434	390	23,824	—	23,824
Attrition	(47,721)	(16,732)	(64,453)	(25,053)	(89,506)
Ending number of combined loans outstanding	140,218	167,045	307,263	94,173	401,436
Customer acquisition cost	$261	$217	$239	$190	$225
Average customer loan balance	$2,135	$1,714	$1,906	$512	$1,579

	Three Months Ended September 30, 2017
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	105,309	106,737	212,046	74,291	286,337
New customer loans originated	38,242	34,511	72,753	18,328	91,081
Former customer loans originated	18,725	—	18,725	—	18,725
Attrition	(38,298)	(14,571)	(52,869)	(17,695)	(70,564)
Ending number of combined loans outstanding	123,978	126,677	250,655	74,924	325,579
Customer acquisition cost	$240	$168	$206	$287	$222
Average customer loan balance	$2,269	$1,764	$2,014	$532	$1,673

	Nine Months Ended September 30, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	83,022	81,432	164,454	85,353	249,807
Former customer loans originated	61,633	606	62,239	—	62,239
Attrition	(145,227)	(55,665)	(200,892)	(71,690)	(272,582)
Ending number of combined loans outstanding	140,218	167,045	307,263	94,173	401,436
Customer acquisition cost	$295	$237	$267	$238	$257
Average customer loan balance	$2,135	$1,714	$1,906	$512	$1,579

	Nine Months Ended September 30, 2017
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	74,174	79,159	153,333	57,189	210,522
Former customer loans originated	52,238	—	52,238	—	52,238
Attrition	(124,430)	(41,635)	(166,065)	(60,309)	(226,374)
Ending number of combined loans outstanding	123,978	126,677	250,655	74,924	325,579
Customer acquisition cost	$302	$166	$232	$259	$239
Average customer loan balance	$2,269	$1,764	$2,014	$532	$1,673
Recent trends.    Our revenues for the three months ended September 30, 2018 totaled $201.5 million, up 17% versus the three months ended September 30, 2017. Additionally, a similar trend occurred for the nine months ended September 30, 2018 as revenues totaled $579.4 million, up 21% versus the prior year period. This growth in revenues was driven by an 18% increase in our average combined loans receivable - principal balance for the three month period and a 24% increase for the nine month period as we continued to expand our customer base, with the number of combined loans outstanding increasing 23% over the prior year amount. Our Rise, Elastic and Sunny products have approximately 13%, 32% and 26% more customer loans outstanding as compared to a year ago, respectively.
The growth in loan balances drove the increase in revenues for the three and nine months ended September 30, 2018. The average effective APR remained flat at 129% during the three months ended September 30, 2018 compared to the prior year period and declined to 129% during the nine months ended September 30, 2018 from 132% during the prior year period, partially offsetting the increase in revenues from growth in loan balances for the year-to-date period. The year-to-date decrease in the average effective APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 97% during the nine months ended September 30, 2018 compared to Rise, which had an average effective APR of approximately 138% during the nine months ended September 30, 2018.
Our CAC was slightly higher in the third quarter of 2018 as compared to the third quarter of 2017, but was still below our targeted range of $250 to $300. New customer acquisition increased only 4% in the third quarter of this year versus the third quarter in the prior year due to a delay in rolling out new credit models that would both increase new customer acquisition fund rates and lower credit losses. We believe both the new credit models to be rolled out beginning in the fourth quarter of 2018 and the FinWise partnership will result in increased new customer Rise loans during the fourth quarter of 2018. Additionally, we believe our CAC in future quarters will remain within or below our normalized range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and experience increased consumer demand for our products during the last quarter of the year.

Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands)	2018	2017	2018	2017
Net charge-offs(1)	$100,345	$80,232	$294,143	$248,392
Additional provision for loan losses(1)	13,551	15,971	493	2,901
Provision for loan losses	$113,896	$96,203	$294,636	$251,293
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)(3)	11%	11%	11%	11%
Net charge-offs as a percentage of revenues(1)	50%	46%	51%	52%
Total provision for loan losses as a percentage of revenues	57%	56%	51%	52%
Combined loan loss reserve(4)	$93,932	$86,069	$93,932	$86,069
Combined loan loss reserve as a percentage of combined loans receivable(4)	14%	15%	14%	15%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	13%	12%	13%	NA
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

(3)
Combined loans receivable is defined as loans owned by the Company plus loans originated and owned by third-party lenders pursuant to our CSO programs. See "—Non GAAP Financial Measures" for more information and for a reconciliation of combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

In reviewing the credit quality of our loan portfolio, we break out our total provision for loan losses that is presented on our statement of operations under US GAAP into two separate items—net charge-offs and additional provision for loan losses. Net charge-offs are indicative of the credit quality of our underlying portfolio, while additional provision for loan losses is subject to more fluctuation based on loan portfolio growth, recent credit quality trends and the effect of normal seasonality on our business. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.

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

Recent trends.    Total loan loss provision as a percentage of revenue for the three months ended September 30, 2018 was 57%, which was slightly above our targeted range of 45% to 55% and relatively flat with the 56% for the prior year period due to the strong growth in combined loans receivable - principal that we experienced during the third quarter of 2018. The Company typically experiences strong loan growth and a corresponding increase in total loan loss provision during the third quarter of every year. Total loan loss provision for the nine months ended September 30, 2018 was 51% of revenues, which was within our targeted range and improved slightly from the first nine months of 2017. For the three and nine months ended September 30, 2018, net charge-offs as a percentage of revenues totaled 50% and 51%, respectively, compared to 46% and 52% in the respective prior year periods. The credit quality of the portfolio has remained relatively stable compared to the prior year period. We expect loan loss provision as a percentage of revenues to return to within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting process.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14%, 14% and 15% as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively, reflecting consistency in our underwriting process and ongoing maturation of the loan portfolio. Past due loan balances at September 30, 2018 were 11% of total combined loans receivable - principal, consistent with a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through September 30, 2018 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with 2017 performing the best of our historical vintages. The 2018 loan vintage, while still early in its life cycle, is performing similar to the 2017 loan vintage.

(1) The 2018 vintage is not yet fully mature from a loss perspective.

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2018	2017	2018	2017

Revenues	$201,480	$172,851	$579,394	$479,689
Net charge-offs(1)	(100,345)	(80,232)	(294,143)	(248,392)
Additional provision for loan losses(1)	(13,551)	(15,971)	(493)	(2,901)
Direct marketing costs	(21,280)	(20,242)	(64,155)	(50,322)
Other cost of sales	(7,997)	(5,834)	(20,892)	(14,367)
Gross profit	58,307	50,572	199,711	163,707
Operating expenses	(45,615)	(37,130)	(130,674)	(113,316)
Operating income	$12,692	$13,442	$69,037	$50,391
As a percentage of revenues:
Net charge-offs	50%	46%	51%	52%
Additional provision for loan losses	7	9	—	1
Direct marketing costs	11	12	11	10
Other cost of sales	4	3	4	3
Gross margin	29	29	34	34
Operating expenses	23	21	23	24
Operating margin	6%	8%	12%	11%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to grow our business.
Recent operating margin trends.    For the three months ended September 30, 2018, our operating margin was 6%, which was lower than the 8% in the prior year period. The decrease was primarily due to higher operating expenses in the current year period, which we incurred, in part, because of additional compensation and benefits expenses related to the additional headcount associated with growing our business. Additionally, we also incurred approximately $2 million in one-time legal expenses associated with the new FinWise partnership, Today Card, and related debt facilities for those products. For the nine months ended September 30, 2018, our operating margin was 12%, which was an improvement from 11% in the prior year period. This increase was largely due to lower operating expenses as a percentage of revenue, which, in turn, were due to overall improved efficiencies as we continue to grow our business.
Direct marketing costs for the three months ended September 30, 2018 decreased slightly to 11% from 12% in the prior year period. The overall marketing spend increased $1.0 million for the three months ended September 30, 2018 as compared to the same period in 2017, but the efficiency of this spend generated a higher volume of new loans. This resulted in a quarterly CAC of $225, which is below the low end of our targeted range of $250 to $300 but slightly higher than the CAC of $222 for the same period in 2017.

Direct marketing costs increased to 11% of revenues for the nine months ended September 30, 2018 compared to 10% in the prior year period. We increased our marketing spend in the first nine months of this year to drive higher loan and revenue growth for 2018. The year-to-date marketing spend has resulted in the Company funding over 249,000 new customer loans during the first nine months of 2018, up 19% from a year ago, and at a CAC of $257, which is at the lower end of our targeted range of $250 to $300.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income (loss)	$(4,234)	$590	$8,377	$5,278
Adjustments:
Net interest expense	19,810	17,261	58,286	54,602
Share-based compensation	2,358	1,649	6,005	4,436
Foreign currency transaction loss (gain)	325	(536)	800	(2,820)
Depreciation and amortization	3,490	2,656	9,167	7,657
Non-operating (gain) loss	—	106	38	(2,407)
Income tax expense (benefit)	(3,209)	(3,979)	1,536	(4,262)
Adjusted EBITDA	$18,540	$17,747	$84,209	$62,484

Adjusted EBITDA margin	9%	10%	15%	13%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

Net cash provided by operating activities(1)	$257,150	$209,628
Adjustments:
Net charge-offs – combined principal loans	(229,487)	(197,388)
Capital expenditures	(21,437)	(12,503)
FCF	$6,226	$(263)
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net charge-offs	$100,345	$80,232	$294,143	$248,392
Additional provision for loan losses	13,551	15,971	493	2,901
Provision for loan losses	$113,896	$96,203	$294,636	$251,293
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third party lender; and

•	Rise CSO loans are funded by a third party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2017		2018
(Dollars in thousands)	September 30	December 31	March 31	June 30	September 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$450,891	$514,147	$471,996	$493,908	$525,717
Loans receivable – principal, past due, company owned	61,040	61,856	60,876	58,949	69,934
Loans receivable – principal, total, company owned	511,931	576,003	532,872	552,857	595,651
Loans receivable – finance charges, company owned	27,625	36,562	31,181	31,519	36,747
Loans receivable – company owned	539,556	612,565	564,053	584,376	632,398
Allowance for loan losses on loans receivable, company owned	(80,972)	(87,946)	(80,497)	(76,575)	(89,422)
Loans receivable, net, company owned	$458,584	$524,619	$483,556	$507,801	$542,976
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$35,690	$41,220	$33,469	$35,114	$36,649
Loans receivable – principal, past due, guaranteed by company	1,267	1,152	1,123	1,494	1,661
Loans receivable – principal, total, guaranteed by company(1)	36,957	42,372	34,592	36,608	38,310
Loans receivable – finance charges, guaranteed by company(2)	2,751	3,093	2,612	2,777	3,103
Loans receivable – guaranteed by company	39,708	45,465	37,204	39,385	41,413
Liability for losses on loans receivable, guaranteed by company	(5,097)	(5,843)	(3,749)	(3,956)	(4,510)
Loans receivable, net, guaranteed by company(2)	$34,611	$39,622	$33,455	$35,429	$36,903
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$486,581	$555,367	$505,465	$529,022	$562,366
Combined loans receivable – principal, past due	62,307	63,008	61,999	60,443	71,595
Combined loans receivable – principal	548,888	618,375	567,464	589,465	633,961
Combined loans receivable – finance charges	30,376	39,655	33,793	34,296	39,850
Combined loans receivable	$579,264	$658,030	$601,257	$623,761	$673,811
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(80,972)	$(87,946)	$(80,497)	$(76,575)	$(89,422)
Liability for losses on loans receivable, guaranteed by company	(5,097)	(5,843)	(3,749)	(3,956)	(4,510)
Combined loan loss reserve	$(86,069)	$(93,789)	$(84,246)	$(80,531)	$(93,932)
Percentage past due(1)	11%	10%	11%	10%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	15%	14%	14%	13%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	15%	14%	14%	13%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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
Other cost of sales.    Other cost of sales includes data verification costs associated with the underwriting of potential customers, automated clearinghouse (“ACH”) transaction costs associated with customer loan funding and payments, and settlement expense associated with UK affordability claims.
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

Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, and after July 1, 2015, the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the nine months ended September 30, 2018, net interest expense also included amortization of the debt discount for the Convertible Term Notes.
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

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations data (dollars in thousands)	2018	2017	2018	2017

Revenues	$201,480	$172,851	$579,394	$479,689
Cost of sales:
Provision for loan losses	113,896	96,203	294,636	251,293
Direct marketing costs	21,280	20,242	64,155	50,322
Other cost of sales	7,997	5,834	20,892	14,367
Total cost of sales	143,173	122,279	379,683	315,982
Gross profit	58,307	50,572	199,711	163,707
Operating expenses:
Compensation and benefits	24,380	19,502	70,187	60,854
Professional services	9,789	8,618	26,475	25,045
Selling and marketing	2,170	2,042	7,525	6,662
Occupancy and equipment	4,553	3,227	13,302	10,003
Depreciation and amortization	3,490	2,656	9,167	7,657
Other	1,233	1,085	4,018	3,095
Total operating expenses	45,615	37,130	130,674	113,316
Operating income	12,692	13,442	69,037	50,391
Other income (expense):
Net interest expense	(19,810)	(17,261)	(58,286)	(54,602)
Foreign currency transaction gain (loss)	(325)	536	(800)	2,820
Non-operating gain (loss)	—	(106)	(38)	2,407
Total other expense	(20,135)	(16,831)	(59,124)	(49,375)
Income (loss) before taxes	(7,443)	(3,389)	9,913	1,016
Income tax expense (benefit)	(3,209)	(3,979)	1,536	(4,262)
Net income (loss)	$(4,234)	$590	$8,377	$5,278

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2018	2017	2018	2017

Cost of sales:
Provision for loan losses	57%	56%	51%	52%
Direct marketing costs	11	12	11	10
Other cost of sales	4	3	4	3
Total cost of sales	71	71	66	66
Gross profit	29	29	34	34
Operating expenses:
Compensation and benefits	12	11	12	13
Professional services	5	5	5	5
Selling and marketing	1	1	1	1
Occupancy and equipment	2	2	2	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	23	21	23	24
Operating income	6	8	12	11
Other income (expense):
Net interest expense	(10)	(10)	(10)	(11)
Foreign currency transaction gain (loss)	—	—	—	1
Non-operating gain (loss)	—	—	—	1
Total other expense	(10)	(10)	(10)	(10)
Income (loss) before taxes	(4)	(2)	2	—
Income tax expense (benefit)	(2)	(2)	—	(1)
Net income (loss)	(2)%	—%	1%	1%
Comparison of the three months ended September 30, 2018 and 2017
Revenues

	Three Months Ended September 30,
	2018		2017		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$200,416	99%	$170,418	99%	$29,998	18%
Other	1,064	1	2,433	1	(1,369)	(56)
Revenues	$201,480	100%	$172,851	100%	$28,629	17%

Revenues increased by $28.6 million, or 17%, from $172.9 million for the three months ended September 30, 2017 to $201.5 million for the three months ended September 30, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances as illustrated in the tables below. Over time, we expect our overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time. The decrease in Other revenues is due primarily to a decrease in marketing and licensing fees related to the Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$293,312	$270,701	$564,013	$52,349	$616,362
Effective APR	139%	96%	119%	242%	129%
Finance charges	$102,787	$65,676	$168,463	$31,953	$200,416
Other	405	600	1,005	59	1,064
Total revenue	$103,192	$66,276	$169,468	$32,012	$201,480

	Three Months Ended September 30, 2017
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$265,075	$215,677	$480,752	$42,700	$523,452
Effective APR	138%	96%	119%	240%	129%
Finance charges	$92,331	$52,261	$144,592	$25,826	$170,418
Other	1,708	604	2,312	121	2,433
Total revenue	$94,039	$52,865	$146,904	$25,947	$172,851

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

During the three months ended September 30, 2018, our average combined loans receivable – principal increased $92.9 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $30.2 million during the three months ended September 30, 2018 compared to the same prior year period, which is the primary driver for the change in revenues, partially offset by change in product mix. We expect the trend of increasing average combined loans receivable - principal and lower average APR to continue.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$113,896	57%	$96,203	56%	$17,693	18%
Direct marketing costs	21,280	11	20,242	12	1,038	5
Other cost of sales	7,997	4	5,834	3	2,163	37
Total cost of sales	$143,173	71%	$122,279	71%	$20,894	17%
Provision for loan losses.    Provision for loan losses increased by $17.7 million, or 18%, from $96.2 million for the three months ended September 30, 2017 to $113.9 million for the three months ended September 30, 2018 primarily due to a $20.1 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was partially offset by a decrease of $2.4 million in the additional provision for loan losses due to a slight decline in the combined loan loss reserve as a percentage of combined loans receivable, which, in turn, was due to stable credit quality and the continued maturation of the loan portfolio.
The tables below break out these changes by loan product:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$40,796	$29,394	$70,190	$10,341	$80,531
Net charge-offs	(53,990)	(33,103)	(87,093)	(13,252)	(100,345)
Provision for loan losses	61,716	38,243	99,959	13,937	113,896
Effect of foreign currency	—	—	—	(150)	(150)
Ending balance	$48,522	$34,534	$83,056	$10,876	$93,932
Combined loans receivable(1)(2)	$322,266	$298,564	$620,830	$52,981	$673,811
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	13%	21%	14%
Net charge-offs as a percentage of revenues	52%	50%	51%	41%	50%
Provision for loan losses as a percentage of revenues	60%	58%	59%	44%	57%

	Three Months Ended September 30, 2017
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$41,029	$20,686	$61,715	$8,125	$69,840
Net charge-offs	(46,833)	(24,691)	(71,524)	(8,708)	(80,232)
Provision for loan losses	55,560	31,807	87,367	8,836	96,203
Effect of foreign currency	—	—	—	258	258
Ending balance	$49,756	$27,802	$77,558	$8,511	$86,069
Combined loans receivable(1)(2)	$301,323	$234,853	$536,176	$43,088	$579,264
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	12%	14%	20%	15%
Net charge-offs as a percentage of revenues	50%	47%	49%	34%	46%
Provision for loan losses as a percentage of revenues	59%	60%	59%	34%	56%

 _________

1.
Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

2.Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $20.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the overall loan growth in the portfolio. Net charge-offs as a percentage of revenues for the three months ended September 30, 2018 was 50%, an increase from 46% for the comparable period in 2017. Loan loss provision for the three months ended September 30, 2018 totaled 57% of revenues, slightly higher than 56% for the three months ended September 30, 2017. The credit quality of the portfolio has remained relatively stable compared to the prior year period.
Direct marketing costs.    Direct marketing costs increased by $1.0 million, or 5%, from $20.2 million for the three months ended September 30, 2017 to $21.3 million for the three months ended September 30, 2018. For the three months ended September 30, 2018, the number of new customers acquired increased to 94,526 compared to 91,081 during the three months ended September 30, 2017. The resulting CAC increased by $3, or 1%, increasing to $225 from $222 in the prior year period. The overall CAC for the three months ended September 30, 2018 continued to be below the lower end of our targeted range of $250 to $300.

Other cost of sales.    Other cost of sales increased by $2.2 million, or 37%, from $5.8 million for the three months ended September 30, 2017 to $8.0 million for the three months ended September 30, 2018 primarily due to increased affordability claim settlement expense of $3.0 million related to the Sunny product.

Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$24,380	12%	$19,502	11%	$4,878	25%
Professional services	9,789	5	8,618	5	1,171	14
Selling and marketing	2,170	1	2,042	1	128	6
Occupancy and equipment	4,553	2	3,227	2	1,326	41
Depreciation and amortization	3,490	2	2,656	2	834	31
Other	1,233	1	1,085	1	148	14
Total operating expenses	$45,615	23%	$37,130	21%	$8,485	23%
Compensation and benefits.    Compensation and benefits increased by $4.9 million, or 25%, from $19.5 million for the three months ended September 30, 2017 to $24.4 million for the three months ended September 30, 2018 primarily due to an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services increased by $1.2 million, or 14%, from $8.6 million for the three months ended September 30, 2017 to $9.8 million for the three months ended September 30, 2018 primarily due to increased legal expenses related to several Company initiatives.
Occupancy and equipment.    Occupancy and equipment increased by $1.3 million, or 41%, from $3.2 million for the three months ended September 30, 2017 to $4.6 million for the three months ended September 30, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $0.8 million, or 31%, from $2.7 million for the three months ended September 30, 2017 to $3.5 million for the three months ended September 30, 2018 primarily due to increased property and equipment.

Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$19,810	10%	$17,261	10%	$2,549	15%
Net interest expense increased $2.5 million, or 15%, during the three months ended September 30, 2018 as compared to the prior year period. At September 30, 2017, we had an average balance of $467.8 million in notes payable outstanding under our debt facilities, which increased to $538.1 million at September 30, 2018, resulting in additional interest expense of approximately $2.6 million, partially offset by the impact of a slightly lower interest rate for the three months ended September 30, 2018 as compared to the prior year period. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. Our average effective interest rate on our notes payable outstanding has remained consistent at 14.6% for the three months ended September 30, 2018 and 2017.

The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$313,610	$279,915
Net interest expense	11,235	10,435
Effective cost of funds	14.2%	14.8%

ESPV Facility
Average facility balance during the period	$224,456	$187,859
Net interest expense	8,575	6,826
Effective cost of funds	15.2%	14.4%
Foreign currency transaction (loss) gain
During the three months ended September 30, 2018, we realized a $0.3 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the three months ended September 30, 2017 was $0.5 million.
Non-operating loss
During the three months ended September 30, 2017, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. No non-operating gains or losses were recognized in the three months ended September 30, 2018.

Income tax benefit

	Three Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax benefit	$(3,209)	(2)%	$(3,979)	(2)%	$(770)	19%
Our income tax benefit decreased $0.8 million, or 19%, from a $4.0 million benefit for the three months ended September 30, 2017 to $3.2 million benefit for the three months ended September 30, 2018. Our consolidated effective tax rates for the three months ended September 30, 2018 and 2017 were 43% and 117%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US and 19% in the UK primarily due to our permanent non-deductible and discrete tax items. In addition, in the US, our effective tax rate is impacted by corporate state tax obligations in the states where we have lending activities. The Company's US cash effective tax rate was approximately 1% for the third quarter of 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the financial statements for the three months ended September 30, 2018 and 2017.

Net income (loss)

	Three Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$(4,234)	(2)%	$590	—%	$(4,824)	(818)%
Our net income (loss) decreased $4.8 million, from net income of $0.6 million for the three months ended September 30, 2017 to a net loss of $4.2 million for the three months ended September 30, 2018 due to increases in gross profit offset by higher operating expenses and interest expense, as mentioned above.
Comparison of the nine months ended September 30, 2018 and 2017
Revenues

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$576,068	99%	$474,803	99%	$101,265	21%
Other	3,326	1	4,886	1	(1,560)	(32)
Revenues	$579,394	100%	$479,689	100%	$99,705	21%
Revenues increased by $99.7 million, or 21%, from $479.7 million for the nine months ended September 30, 2017 to $579.4 million for the nine months ended September 30, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. Over time, we expect our average customer loan balance to continue to increase and the related overall effective APR of our loan portfolio to decrease as our loan portfolio continues to grow and mature with more existing and repeat customers who pay lower interest rates over time.

The tables below break out this change in revenue (including CSO acquisition fees and cash advance fees) by product:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$290,828	$253,648	$544,476	$52,098	$596,574
Effective APR	138%	97%	119%	235%	129%
Finance charges	$300,711	$183,877	$484,588	$91,480	$576,068
Other	1,670	1,425	3,095	231	3,326
Total revenue	$302,381	$185,302	$487,683	$91,711	$579,394

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(2)	$247,339	$191,006	$438,345	$42,915	$481,260
Effective APR	141%	96%	122%	235%	132%
Finance charges	$261,499	$137,841	$399,340	$75,463	$474,803
Other	3,265	1,385	4,650	236	4,886
Total revenue	$264,764	$139,226	$403,990	$75,699	$479,689
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

During the nine months ended September 30, 2018, our average combined loans receivable – principal increased $115.3 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $111.3 million during the nine months ended September 30, 2018 compared to the same prior year period. We expect this trend of increasing average combined loans receivable – principal year-over-year and lower average APR to continue. This increase was offset by a decrease of $10.8 million due to a reduction in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products and as the Rise and Sunny installment loan portfolios continue to mature and existing customers continue to receive lower rates on subsequent loans. The remaining increase was due to product mix partially offset by changes in the US dollar to British pound exchange rate.

Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$294,636	51%	$251,293	52%	$43,343	17%
Direct marketing costs	64,155	11	50,322	10	13,833	27
Other cost of sales	20,892	4	14,367	3	6,525	45
Total cost of sales	$379,683	66%	$315,982	66%	$63,701	20%
Provision for loan losses.    Provision for loan losses increased by $43.3 million, or 17%, from $251.3 million for the nine months ended September 30, 2017 to $294.6 million for the nine months ended September 30, 2018 primarily due to a $45.8 million increase in net charge-offs resulting from an increase in the overall loan portfolio.
The tables below break out these changes by loan product:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(166,931)	(91,278)	(258,209)	(35,934)	(294,143)
Provision for loan losses	159,586	96,942	256,528	38,108	294,636
Effect of foreign currency	—	—	—	(350)	(350)
Ending balance	$48,522	$34,534	$83,056	$10,876	$93,932
Combined loans receivable(1)(2)	$322,266	$298,564	$620,830	$52,981	$673,811
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	13%	21%	14%
Net charge-offs as a percentage of revenues	55%	49%	53%	39%	51%
Provision for loan losses as a percentage of revenues	53%	52%	53%	42%	51%

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(1):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(149,509)	(68,630)	(218,139)	(30,253)	(248,392)
Provision for loan losses	145,929	77,043	222,972	28,321	251,293
Effect of foreign currency	—	—	—	792	792
Ending balance	$49,756	$27,802	$77,558	$8,511	$86,069
Combined loans receivable(1)(2)	$301,323	$234,853	$536,176	$43,088	$579,264
Combined loan loss reserve as a percentage of ending combined loans receivable	17%	12%	14%	20%	15%
Net charge-offs as a percentage of revenues	56%	49%	54%	40%	52%
Provision for loan losses as a percentage of revenues	55%	55%	55%	37%	52%
 _________

1.
Not a financial measure prepared in accordance with GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP.

2.	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.
Net charge-offs increased $45.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to loan growth in all three products during 2018. Net charge-offs as a percentage of revenues for the nine months ended September 30, 2018 was 51%, a decrease from 52% for the comparable period in 2017. Total loan loss provision for the nine months ended September 30, 2018 was 51% of revenues as compared to 52% of revenue for the nine months ended September 30, 2017, which was within our targeted range of 45% to 55%.
Direct marketing costs.    Direct marketing costs increased 27% for the nine months ended September 30, 2018 compared to the same period in 2017. This increase was primarily due to an increase in the number of new customers acquired, which increased to 249,807 compared to 210,522 during the nine months ended September 30, 2017. The resulting CAC increased to $257 from $239 in the prior year period. We expect marketing expenses to remain within or below our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels in the last quarter of 2018.

Other cost of sales.    Other cost of sales increased by $6.5 million, or 45%, from $14.4 million for the nine months ended September 30, 2017 to $20.9 million for the nine months ended September 30, 2018 due to increased data verification costs incurred from the higher new loan volume for all products and increased affordability claim settlement expenses primarily related to the Sunny product.

Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$70,187	12%	$60,854	13%	$9,333	15%
Professional services	26,475	5	25,045	5	1,430	6
Selling and marketing	7,525	1	6,662	1	863	13
Occupancy and equipment	13,302	2	10,003	2	3,299	33
Depreciation and amortization	9,167	2	7,657	2	1,510	20
Other	4,018	1	3,095	1%	923	30
Total operating expenses	$130,674	23%	$113,316	24%	$17,358	15%
Compensation and benefits.    Compensation and benefits increased by $9.3 million, or 15%, from $60.9 million for the nine months ended September 30, 2017 to $70.2 million for the nine months ended September 30, 2018 primarily due to increased share-based compensation expenses and an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services increased by $1.4 million, or 6%, from $25.0 million for the nine months ended September 30, 2017 to $26.5 million for the nine months ended September 30, 2018 due to increased legal costs related to several Company initiatives.
Selling and marketing.    Selling and marketing increased by $0.9 million, or 13%, from $6.7 million for the nine months ended September 30, 2017 to $7.5 million for the nine months ended September 30, 2018 primarily due to increased agency spend associated with television campaigns.
Occupancy and equipment.    Occupancy and equipment increased by $3.3 million, or 33%, from $10.0 million for the nine months ended September 30, 2017 to $13.3 million for the nine months ended September 30, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $1.5 million, or 20%, from $7.7 million for the nine months ended September 30, 2017 to $9.2 million for the nine months ended September 30, 2018 primarily due to increased property and equipment.
Other expenses.    Other expenses increased by $0.9 million, or 30%, from $3.1 million for the nine months ended September 30, 2017 to $4.0 million for the nine months ended September 30, 2018 due to costs associated with growing our business.

 Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$58,286	10%	$54,602	11%	$3,684	7%
Net interest expense increased $3.7 million, or 7%, during the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 as we borrowed more debt from our third party lender, VPC, to continue to fund Rise, Elastic and Sunny loan growth, as well as working capital for general corporate purposes. At September 30, 2017, we had $478.1 million in notes payable outstanding under these debt facilities, which increased to $549.5 million at September 30, 2018 primarily related to growth in our loan portfolio. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. In April 2017, substantially all of the net proceeds from the IPO were used to repay a portion of the outstanding amount of debt under the VPC Facility, thus reducing future net interest expense. In addition, $2.7 million of interest expense related to the amortization of the debt discount associated with the Convertible Term Notes was recognized for the nine months ended September 30, 2017. Of this amount, $2.0 million related to the $14.9 million repayment on the Convertible Term Notes.
The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$309,199	$312,125
Net interest expense	33,553	36,881
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	—	(1,974)
Net interest expense, as adjusted	$33,553	$34,907
Effective cost of funds	14.5%	15.8%
Effective cost of funds, as adjusted	14.5%	15.0%

ESPV Facility
Average facility balance during the period	$218,557	$165,585
Net interest expense	24,733	17,721
Effective cost of funds	15.1%	14.3%
Foreign currency transaction (loss) gain
During the nine months ended September 30, 2018, we realized a $0.8 million loss on foreign currency remeasurement primarily related to the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the nine months ended September 30, 2017 was $2.8 million.

Non-operating gain (loss)
During the nine months ended September 30, 2018, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2017, we recognized $2.7 million in non-operating income related to the change in fair value on the embedded derivative in the Convertible Term Notes, primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes. In addition, we recognized $0.3 million losses related to mark-to-market adjustments.

Income tax expense (benefit)

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$1,536	—%	$(4,262)	(1)%	$(5,798)	136%
Our income tax expense increased $5.8 million, from a benefit of $4.3 million for the nine months ended September 30, 2017 to an expense of $1.5 million for the nine months ended September 30, 2018. Our consolidated effective tax rates for the nine months ended September 30, 2018 and 2017 was 15% and negative 419%, respectively. Our consolidated effective tax rates are different from the 2018 and 2017 standard corporate federal income tax rates of 21% and 35%, respectively, in the US and 19% in the UK primarily due to our permanent non-deductible and discrete tax items. In addition, in the US, our effective tax rate is impacted by corporate state tax obligations in the states where we have lending activities. The Company's US cash effective tax rate was approximately 1% for the first nine months of 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the financial statements for the nine months ended September 30, 2018 and 2017.
Net income

	Nine Months Ended September 30,				Period-to-period change
	2018		2017
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$8,377	1%	$5,278	1%	$3,099	59%
Our net income increased $3.1 million, from $5.3 million for the nine months ended September 30, 2017 to $8.4 million for the nine months ended September 30, 2018. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to grow our business.

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
The VPC Facility provided the following term notes as of September 30, 2018:

•
US Term Note with a maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise loan portfolio. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $240 million outstanding as of September 30, 2018. In addition to VPC, which has committed $290 million to this facility, there are currently three other lenders that have committed $20 million each to this facility.

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
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. We were in compliance with all covenants as of September 30, 2018.
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
On April 27, 2017, the ESPV Facility was further amended to increase the borrowing base to $250 million, decrease each of the interest rates by 1.0% effective July 1, 2019 and add a base rate (defined as the greater of the 3-month LIBOR or 1% per annum) plus 12.75% for borrowing amounts greater than $150 million, which will decrease to the base rate plus 11.75% effective July 1, 2019. The amendment also extended the maturity date for the ESPV Facility, to July 1, 2021. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million of the $235 million outstanding as of September 30, 2018. As of September 30, 2018, the base rate of the ESPV Facility was 1.75% per annum for the outstanding balance. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of September 30, 2018.
Outstanding Notes Payable
The outstanding balance of notes payable as of September 30, 2018 is as follows:

(Dollars in thousands)	September 30, 2018
US Term Note bearing interest at 3-month LIBOR + 11%	$240,000
UK Term Note bearing interest at 3-month LIBOR + 14%	39,481
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	235,000
Total	549,531

The following table presents the future debt maturities as of September 30, 2018:

Year (dollars in thousands)	September 30, 2018
Remainder of 2018	$—
2019	—
2020	—
2021	549,531
2022	—
Total	$549,531

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(Dollars in thousands)	2018	2017

Cash and cash equivalents	$54,794	$53,473
Restricted cash	1,593	1,640
Loans receivable, net	542,976	458,584
Cash provided by (used in):
Operating activities	257,150	209,628
Investing activities	(277,091)	(277,770)
Financing activities	33,719	67,143
Our cash and cash equivalents at September 30, 2018 were held primarily for working capital purposes and to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $257.2 million in cash from our operating activities for the nine months ended September 30, 2018, primarily from revenues derived from our loan portfolio. This was up $47.5 million from the $209.6 million of cash provided by operating activities during the nine months ended September 30, 2017. This increase was the result of the growth in our loan portfolio in 2018, which contributed to the $99.7 million increase in our revenues for the nine months ended September 30, 2018 compared to the same prior year period.

Net cash used in investing activities
For the nine months ended September 30, 2018 and 2017, cash used in investing activities was $277.1 million and $277.8 million, respectively. The decrease of $10 million in net cash used in net loans issued to customers was primarily due to the increase in payments from customers offsetting the increase in loan originations to customers. This decrease was offset by an $8.9 million increase in purchases of property and equipment. The following table summarizes cash used in investing activities for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2018	2017

Cash used in investing activities
Net loans issued to consumers, less repayments	$(250,914)	$(261,040)
Participation premium paid	(4,740)	(4,227)
Purchases of property and equipment	(21,437)	(12,503)
	$(277,091)	$(277,770)
Net cash provided by financing activities
Cash flows from financing activities primarily include cash flows associated with our debt facilities, the issuance of stock related to our IPO and activity related to stock awards. For the nine months ended September 30, 2018 and 2017, cash provided by financing activities was $33.7 million and $67.1 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2018	2017

Cash provided by (used in) financing activities
Proceeds of Notes payable, net	$35,907	$66,635
Payments on Notes payable	—	(84,950)
Cash paid for interest rate caps	(1,367)	—
Settlement of derivative liability	(2,010)	—
Proceeds from issuance of stock, net	781	85,479
Other activities	408	(21)
	$33,719	$67,143
The decrease in cash provided by financing activities for the nine months ended September 30, 2018 versus the comparable period of 2017 was primarily due to fewer borrowings as we funded more of our growth using operating cash flows. Cash flows from the prior year period included proceeds received in our IPO, which were primarily used as payments on notes payable resulting in a net source of cash provided by financing activities of $1.8 million excluding equity issuance costs.
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

	For the nine months ended September 30,
(Dollars in thousands)	2018	2017

Net cash provided by operating activities	$257,150	$209,628
Adjustments:
Net charge-offs – combined principal loans	(229,487)	(197,388)
Capital expenditures	(21,437)	(12,503)
FCF	$6,226	$(263)
Our FCF was $6.2 million for the first nine months of 2018 compared to negative $0.3 million for the comparable prior year period. The increase in our FCF was the result of the increase in cash provided by operations, which was partially offset by increased net charge-offs - combined principal loans during the first nine months of 2018 and increased capital expenditures.
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

During the three months ended September 30, 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third quarter of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. The Company believes that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, expects to begin regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.
As of September 30, 2018, the Company accrued approximately $947 thousand for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect amount of the accrued liability recognized.
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

Income taxes
Our income tax expense (benefit) and deferred income tax balances in the consolidated financial statements have been calculated on a separate tax return basis. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax expense (benefit) based on various factors and assumptions, together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in net deferred tax assets and are included within the Condensed Consolidated Balance Sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. An expense or benefit is included within the tax provision in the Consolidated Statements of Operations for any increase or decrease in the valuation allowance for a given period.

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three and nine months ended September 30, 2018 was $0 and $920 thousand, respectively.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the nine months ended September 30, 2018 and 2017 was immaterial for both periods.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management has determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of September 30, 2018.
Accounting Standards to be Adopted in Future Periods
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2018-15 on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The Company does not expect ASU 2018-13 to have a material impact on the Company's condensed consolidated financial statements.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company is still assessing the potential impact of ASU 2016-02 on the Company's condensed consolidated financial statements. The Company is progressing as planned for implementation on January 1, 2019. The Company expects adoption of the standard to result in the recognition of significant additional right of use assets and liabilities for operating leases, but to not have a material impact on the Condensed Consolidated Statements of Operations.

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
Interest rate sensitivity
Our cash and cash equivalents as of September 30, 2018 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. Any increase in the 3-month LIBOR rate on borrowings not subject to an interest rate cap will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at September 30, 2018 was $314.5 million and the balance at December 31, 2017 was $306.3 million. The outstanding balance of our ESPV Facility was $235 million and $208.0 million at September 30, 2018 and December 31, 2017, respectively. Based on the average outstanding indebtedness through the nine months ended September 30, 2018, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.9 million for the period.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains (losses) of approximately $(0.8) million and $2.8 million during the nine months ended September 30, 2018 and 2017, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At September 30, 2018, our GBP-denominated net assets were approximately $58.4 million (which excludes the $26.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $5.8 million. During the nine months ended September 30, 2018, the GBP-denominated pre-tax loss was approximately $4.8 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.5 million.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the matters discussed below, in the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities, including affordability claims related to the Sunny product. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth in Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and as set forth below.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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
Third parties may also seek to take advantage of unique regulations applicable to consumer loan products to drive up complaints and the cost of doing business in our industry. During the three months ended September 30, 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service (“FOS”) for further adjudication. We have incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, operational costs necessary to manage the large volume of complaints, and payments we are required to make to customers to resolve these complaints. We believe that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. If we continue to experience an increased volume of complaints due to the activities of the CMCs and we are required to continue incurring significant costs to resolve such complaints, such costs could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, our ability to attract and retain customers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters-even if related to seemingly isolated incidents, or even if related to practices not specific to short-term loans, such as debt collection-could erode trust and confidence and damage our reputation among existing and potential customers, which would make it difficult to attract new customers and retain existing customers, significantly decrease the demand for our products, result in increased regulatory scrutiny, and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Item 6. Exhibits

Exhibit number	Description
10.1	Addison Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC
10.2	Amendment to Addison Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC
10.3∞	First Amendment to Lease Agreement, dated August 31, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC
10.4∞
Fourth Amended and Restated Financing Agreement, dated October 15, 2018, by and among Rise SPV, LLC, EF SPV, Ltd., Elevate Credit International Ltd. and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC as the agent

10.5
Fourth Amendment to Financing Agreement, dated October 15, 2018, by and among Elastic SPV, Ltd. and Today Card LLC, as borrowers; the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as the agent

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

Elevate Credit, Inc.

Date:	November 9, 2018	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)