Form 10-K
period 2018-12-31
Elevate Credit, Inc.
filed 2019-03-08
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock, par value $0.0004 per share, held by non-affiliates as of June 30, 2018 was approximately $269,020,208.

The number of shares outstanding of the Registrant's common stock, par value $0.0004 per share, as of March 6, 2019 was 43,357,796 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange
Commission within 120 days of the Registrant’s fiscal year ended December 31, 2018.

TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2018
INDEX TO FORM 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, marketing costs, operating margins, loans outstanding, loan loss provision, credit quality, ability to generate cash flow and ability to achieve and maintain future profitability;

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

•
the impact of increased claims by claims management companies ("CMCs") on our business, our accrual amounts related to such claims and our expectation that the Financial Conduct Authority, a regulator in the UK financial services industry, will begin regulating the CMCs in April 2019;

•
our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau (the "CFPB") and developments or changes in state law such as recently passed legislation in Ohio regarding interest rate caps;

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

PART I
Item 1. Business
Unless expressly indicated or the context requires otherwise, the terms “Elevate,” “company,” “we,” “us” and “our” used below refer to Elevate Credit, Inc. and, where appropriate, our wholly owned subsidiaries, as well as the direct lending and branded product business of our predecessor, Think Finance, Inc. ("TFI"), for periods prior to our 2014 spin-off from TFI. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic, Sunny and Today Card as Elevate’s loans, customers, information and data, irrespective of whether Elevate originates the credit to the customer or whether such credit is originated by a third party.
OUR COMPANY
We provide online credit solutions to consumers in the United States (the "US") and the United Kingdom (the "UK") who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers—approximately 170 million people in the US and UK, typically defined as those with credit scores of less than 700—now represent a larger market than prime consumers but are difficult to underwrite and serve with traditional approaches. We’re succeeding at it—and doing it responsibly—with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.2 million customers with $6.7 billion in credit. Our current online credit products, Rise, Elastic, Sunny and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We have experienced rapid growth since launching our current generation of products in 2013. As of December 31, 2018, Rise, Elastic, Sunny and Today Card, together, have provided approximately $5.2 billion in credit to approximately 1.4 million customers and generated strong revenue growth. Our revenues for the year ended December 31, 2018 grew 17% to $786.7 million from $673.1 million for the year ended December 31, 2017. Our operating income for the years ended December 31, 2018 and 2017 was $94.9 million and $70.9 million, respectively, and our total assets for the years ended December 31, 2018 and 2017 were $753 million and $688 million, respectively. We have committed funding sources to support our expected continued growth. See "Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources."
Along with increased revenue growth and improving operating margins, we have also reduced the effective APR of our products for our customers. For the year ended December 31, 2018, our effective APR was 129%, a drop of approximately 49% compared to the year ended December 31, 2013 when the effective APR was 251%. We estimate that, since 2013, our products have saved our customers more than $4.8 billion over what they would have paid for payday loans, based on a comparison of revenues from our combined loan portfolio and the same portfolio with an APR of 400%, which is the approximate average APR for a payday loan according to the Consumer Financial Protection Bureau ("CFPB"). As of December 31, 2018, more than 45,000 Rise customers in good standing were eligible to receive at least a 50% reduction in their APR. Furthermore, with help from our reporting their successful payment history to a major credit bureau, more than 140,000 of our customers have seen their credit scores improve appreciably, according to data from that credit bureau. We believe that these rate reductions and other benefits help differentiate our products in the market and reflect improvements in our underwriting and the maturing of our loan portfolios. Moreover, we believe doing business this way is the right thing to do.

Quarterly Revenue and Effective APR of Combined Loan Portfolio

Revenue ($mm)
Effective APR (%)
225
200
175
150
125
100
75
50
25
0
270
250
230
210
190
170
150
130
110
251%1 251%1 212% 203% 200% 199% 189% 189% 169% 158% 153% 148% 146% 141% 136% 131% 129% 130% 130% 128% 129% 128%
11.7 27.0 43.9 58.7 77.1 94.0 89.5 91.4 119.4 133.7 130.7 126.8 153.9 169.0 156.4 150.5 172.8 193.4 193.5 184.4 201.5 207.3
3Q13 4Q13 1Q14 2Q14 3Q14 4Q14 1Q15 2 2Q15 3Q15 4Q15 1Q16 2 2Q16 3Q16 4Q16 1Q17 2 2Q17 3Q17 4Q17 1Q18 2 2Q18 3Q18 4Q18
Revenues
APR
Ending Combined Loans Receivable - Principal ($mm)
22.5 72.8 88.4 139.8 161.9 201.7 176.7 234.3 304.1 356.1 320.7 373.7 448.3 481.2 444.5 481.1 548.9 618.4 567.5 589.5 634.0 649.5

1. Represents effective APR for calendar year 2013.
2. Our business is subject to seasonality, which is particularly evident in the first quarter of every year. See “Management’s discussion and analysis of financial condition and results of operations—Key Financial and Operating Metrics—Revenue growth.”

We believe our growth demonstrates our ability to rapidly scale our business by utilizing our advanced technology platform, proprietary risk analytics and sophisticated multi-channel marketing capabilities. The chart above details our total combined loans receivable, revenues and effective APR of the customer loan portfolio by quarter since the third quarter of 2013.
Our products in the US and the UK are:

➢
Rise.    A product available in 13 US states as a state-licensed installment loan product, in two states as a CSO-originated installment loan product, in two states as a line of credit product, and as an installment loan product in an additional 16 US states originated by a third-party bank;

➢	Elastic. A line of credit product originated by a third-party bank and offered in 40 states in the US;

➢	Sunny. An installment loan product available in the UK; and

➢	Today Card. A credit card product originated by a third-party bank and in test launch in the US.
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

➢
Industry-leading technology and proprietary risk analytics optimized for the non-prime credit market.    We have made substantial investments in our IQ and DORA technology and analytics platforms to support rapid scaling and innovation, robust regulatory compliance, and ongoing improvements in underwriting. Our proven IQ technology platform provides for nimble testing and optimization of our user interface and underwriting strategies, highly automated loan originations, cost-effective servicing, and robust compliance oversight. Our DORA risk analytics infrastructure utilizes a massive (approximately 120 terabyte) Hadoop database composed of more than ten thousand potential data variables related to each of the 2.2 million customers we have served and the over 7.5 million applications that we have processed. Our team of over 50 data scientists uses DORA to build and test scores and strategies across the entire underwriting process, including segmented credit scores, fraud scores, affordability scores and former customer scores. We use a variety of analytical techniques from traditional multivariate regression to machine learning and artificial intelligence to continue to enhance our underwriting accuracy while complying with applicable US and UK lending laws and regulations. As a result of our proprietary technology and risk analytics, approximately 95% of loan applications are automatically decisioned in seconds with no manual review required.

➢
Integrated multi-channel marketing strategy.    We use an integrated multi-channel marketing strategy to directly reach potential customers. Our marketing strategy includes coordinated direct mail programs, TV campaigns, search engine marketing and digital campaigns as well as strategic partnerships. We believe our direct-to-consumer approach allows us to focus on higher quality, lower cost customer acquisitions while maximizing reach and enhancing awareness of our products as trusted brands. We have maintained relatively flat customer acquisition costs (“CAC”) over the past four years within the range of $200 to $300. Approximately 69% of our customers during 2018 were sourced from direct marketing channels. We continue to invest in new marketing channels that we believe will provide us with further competitive advantages and support our ongoing growth. We expect to continue to expand growth in each of our channels based on improved customer targeting analytics and increasingly sophisticated response models that allow us to expand our marketing reach while maintaining target CAC.

Our seasoned management team has, on average, more than 15 years of online technology and financial services experience and has worked together for an average of over eight years in the non-prime consumer credit industry. Our management team has overseen the origination of $6.7 billion in credit to 2.2 million customers for the combined current and predecessor direct lending and branded products business that was contributed to Elevate in our spin-off from TFI. In addition, our management team achieved stable credit performance for our predecessor products through the last decade's financial crisis, maintaining total principal losses as a percentage of loan originations of between 17% and 20% each year from 2006 through 2011. See “—Advanced Analytics and Risk Management—History of stable credit quality through the economic downturn.”
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

➢	According to an analysis of FICO credit score data as of 2018, nearly 42% of the US population had non-prime credit score of less than 700, representing approximately 105 million Americans adults.

➢
Approximately 22% of Americans over the age of 18, or approximately 53 million Americans, do not have a credit score at all or had credit records that were treated as “unscorable” by traditional credit scoring models used by nationwide credit reporting agencies, according to a 2015 report by Fair Isaac Corporation.

➢	According to a PwC report from 2016, it is estimated that the UK near-prime credit market consisted of approximately 10 million people.

Our typical customers in both the US and UK are middle-income and have a mainstream demographic profile as illustrated below, according to a 2018 Elevate analyses of income and homeownership of customers, including self-reported customer information. This is in line with the average of the populations of the US and UK, respectively, in terms of income, educational background and rate of homeownership. We refer to them as the “New Middle Class.”

	Rise and Elastic Customer Profile	Sunny Customer Profile
Average income	$53,560 for Rise $39,545 for Elastic	£18,662
% Attended college	82%	54%
% Own their homes	22%	12%
Typical range of FICO scores(1)	511-626	N/A
 (1) Range of middle quintile of Elevate US customers - 2018 Elevate data.

Our customers have varying credit profiles and are more likely to be turned down for credit by many traditional bank lenders. They are risky and can be difficult to underwrite—often due to factors outside of their control. To provide insight into the different types of credit histories and financial needs facing our non-prime customers and the challenges of serving them, the following categories are illustrative:

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
The New Middle Class has an unmet need for credit
Due to wage stagnation over the past several decades and the continued impact of the last decade's financial crisis, the New Middle Class is characterized by a lack of savings and significant income volatility. According to a Federal Reserve survey in 2017, 40% of American adults said they could not cover an emergency expense of $400 or would cover it by selling an asset or borrowing money. In the UK, according to a 2018 study published by Zurich UK 24% of adults have no savings at all and 34% feel they would be unable to recover from financial shock. Further, the JPMorgan Chase Institute reported in a 2015 study of 100,000 US customers that 41% saw their incomes vary by more than 30% from month-to-month and noted that the bottom 80% of households by income lacked sufficient savings to cover the volatility observed in income and spending. Compounding these financial realities is the fact that average household income has generally remained flat for over a decade. As a result, our customer base often must rely on credit to fund unexpected expenses, like car and home repairs or medical emergencies.
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
Fintech startups have largely ignored the non-prime credit market
Despite the growing and unmet need for non-prime credit, few innovative solutions tailored for non-prime consumers have come to market and achieved any meaningful scale. Where new online marketplace lenders and small business lenders have emerged to serve prime consumers, we believe that non-prime consumers still have relatively few responsible online credit options. We believe this is because underwriting non-prime consumers presents significantly greater analytical challenges than underwriting prime consumers. Unlike prime consumers, the credit profiles of non-prime consumers vary greatly and may contain significant derogatory information, yet non-prime consumers often need instant decisions with a minimum of paperwork and inconvenience. While new data and techniques can assist in improving underwriting capabilities, we believe lenders still require deep insight and extensive experience to successfully serve non-prime consumers while maintaining target loss rates. Additionally, we believe the compliance and other systems necessary to serve non-prime consumers in a manner consistent with regulatory requirements can be a barrier to entry. Having originated $6.7 billion in credit to more than 2.2 million customers, we believe we have a significant lead over new entrants.
Consumers are embracing the internet for their personal finances
Consumers are increasingly turning to online and mobile solutions to fulfill their personal finance needs. A 2015 study published by the CFI Group found that 88% of bank customers surveyed in the US conduct about half to all their banking online. In the UK, the Office of National Statistics found in 2018 that seven out of ten adults now bank online, doubling the percentage from ten years before. We believe this growth is an indication of borrower preferences for online and mobile financial products that are more convenient and easier to access than products provided by legacy brick-and-mortar lenders.
OUR SOLUTIONS
Our innovative online credit solutions provide immediate relief to customers today and can help them build a brighter financial future. We call this mission “Good Today, Better Tomorrow” and it drives our product design. Elevate’s current generation of credit products includes Rise, Elastic, Sunny and Today Card. See “—Our Products.”

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
We have made substantial investments in our IQ and DORA technology and analytics platforms to support rapid scaling and innovation, robust regulatory compliance, and ongoing improvements in underwriting. We have also established a research organization focused on non-prime consumers called the “Center for the New Middle Class” to raise the awareness of their unique needs. As a result, we believe we are leading a new breed of more responsible online credit providers for the New Middle Class.
Our products provide the following key benefits:

➢
Competitive pricing with no hidden or punitive fees.    Our US products offer rates that we believe are typically more than 50% lower than many generally available alternatives from legacy non-prime lenders, and since 2013 have saved our customers more than $4.8 billion over what they would have paid for payday loans. Our products offer rates on subsequent loans (installment loan products) that can decrease over time based on successful loan payment history. For instance, as of December 31, 2018, approximately half of Rise customers in good standing had received a rate reduction, typically after a refinance or on a subsequent loan. In addition, to help our customers facing financial hardships, we have eliminated punitive fees, including returned payment fees and late charges, among others on all products excluding our Today Card credit card, which does include some modest industry-standard fees.

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

➢
Flexible payment terms and responsible lending features.   Our customers can select a payment schedule that fits their needs with no prepayment penalties. We do not offer any “single-payment” or “balloon-payment” credit products that can lead to a cycle of debt and have been criticized by many consumer groups as well as the CFPB. To ensure that consumers fully understand the product and their alternatives, we provide extensive “Know Before You Borrow” disclosures as well as an industry-leading five-day “Risk-Free Guarantee” during which customers can rescind their loan at no cost. Consistent with our goal of being sensitive to the unique needs of non-prime consumers, we also offer flexible solutions to help customers facing issues impacting their ability to make scheduled payments. Our solutions include notifications before payment processing, extended due dates, grace periods, payment plans, special payment programs and settlement offers.

➢
Financial wellness features.    Our products include credit building and financial wellness programs, such as credit bureau reporting, free credit monitoring (in the US) and online financial literacy videos and tools. Our goal is to help our customers improve their financial options and behaviors at no additional charge. We are very proud of the fact that, with help from our reporting their successful payment history to a major credit bureau, more than 140,000 of our customers have seen an appreciable increase in their credit scores, according to data from that credit bureau.

This combination of features has resulted in extremely high customer satisfaction for our products. Internal customer satisfaction ratings were generally over 85% for all of our products during 2018.

OUR COMPETITIVE ADVANTAGES
Using our IQ technology platform and DORA risk analytics infrastructure, we are able to offer our customers innovative credit solutions that place us as a leader among a new breed of more responsible, online non-prime lenders. We believe the following are our key competitive advantages:

➢
Differentiated online and mobile products for non-prime consumers.    Our product development is driven by a deep commitment to solving customers’ immediate financial need for credit and helping them improve their long-term financial future. We call this mission “Good Today, Better Tomorrow.” Our products are “good today” due to their convenience, cost, transparency and flexibility. Our average customer receives an interest rate that we believe is more than 50% less than that offered by many legacy non-prime lenders. In fact, since 2013 our customers have saved more than $4.8 billion over what they would have paid for payday loans based on a comparison of revenues from our combined loan portfolio and the same portfolio with an APR of 400%, which is the approximate average APR for a payday loan according to the CFPB. Furthermore, the convenience of online and mobile access and flexible repayment options distinguish our products from many legacy non-prime credit options. However, we go even further in creating credit products that can help enable customers to have a “better tomorrow.” Based on successful payment history, rates on subsequent loans (installment loan products) can decrease over time, and we provide a path to prime credit for struggling consumers by reporting to credit bureaus, providing free credit monitoring (for US products), and offering online financial literacy videos and tools to help build better financial management skills. With help from our reporting their successful payment history to a major credit bureau, more than 140,000 of our customers have seen their credit scores improve appreciably, according to data from that credit bureau.

➢
Industry-leading DORA risk analytics infrastructure and underwriting scores.    Traditional approaches for underwriting credit such as FICO scores are not adequate for non-prime consumers who may have significant derogatory credit history or no credit history at all. Because continued leadership in non-prime underwriting is essential to drive growth, support continued rate reductions to customers, and manage losses, we built our DORA risk analytics infrastructure to support the development and enhancement of our underwriting scores and strategies. The DORA risk analytics infrastructure utilizes a massive (approximately 120 terabyte) Hadoop database composed of more than ten thousand potential data variables related to each of the 2.2 million customers we have served and the over 7.5 million applications that we have processed. This data is composed of variables from consumer applications and website behavior, credit bureaus, bank account transaction data, numerous other alternative third-party data providers as well as performance history for funded customers. Our team of over 50 data scientists uses DORA to build and test scores and strategies across the entire underwriting process including segmented credit scores, fraud scores, affordability scores and former customer scores. They use a variety of analytical techniques from traditional multivariate regression to machine learning to continue to enhance our underwriting accuracy while complying with applicable US and UK lending laws and regulations. See “—Advanced Analytics and Risk Management—Segmentation strategies across the entire underwriting process.” Across the portfolio of products we currently offer, we have maintained stable credit quality as evidenced by charge-off rates that are generally between 20% and 30% of the original principal loan balances. While we experience month-to-month variability in our loan losses for any variety of reasons, including due to seasonality, on an annual basis, our annual principal charge-off rates have remained consistent since the launch of our current generation of products in 2013. See “Management’s discussion and analysis of financial condition and results of operations—Key Financial and Operating Metrics—Credit quality.” Furthermore, our proprietary credit and fraud scoring models allow not only for the scoring of a broad range of non-prime consumers, but also across a variety of products, channels, geographies and regulatory requirements.

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

➢
Integrated multi-channel marketing approach.    Unlike other online non-prime lenders, who typically rely on lead generators to identify potential customers, we use an integrated multi-channel marketing strategy to market directly to potential customers, which includes coordinated direct mail programs, TV campaigns, search engine marketing and digital campaigns, and strategic partnerships. We have created unique capabilities to effectively identify and attract qualified customers, which supports our long-term growth objectives at target CAC. We have maintained a relatively flat CAC over the past four years within the range of $200 to $300. Approximately 69% of our customers for the year ended December 31, 2018 were sourced from direct marketing channels. We believe this approach allows us to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of our products as trusted brands. We continue to invest in new marketing channels, including social media and geo-fencing campaigns, which we believe will provide us with further competitive advantages and support our ongoing growth. In 2018, we focused on strategic partner marketing channels, including traffic from Credit Karma, Lending Tree and Quint. While our work to develop this channel continues, we see partner traffic as one of our continued differentiators in the market.

➢
Seasoned management team with strong industry track record.    We have a seasoned team of senior executives with an average of more than 15 years of experience in online technology and financial services at companies such as Bank of America, MasterCard, BlackRock and Silicon Valley Bank, led by Ken Rees, a financial services industry veteran with more than 20 years of experience, who is regarded as one of the leading advocates of responsible credit in the non-prime lending space. Mr. Rees was named to Bank Innovation's "2017 Innovators to Watch" list, and in 2012 he was named Regional Entrepreneur of the Year by Ernst & Young in recognition of his achievements in the online lending sector. The team has overseen the origination of $6.7 billion in credit to more than 2.2 million customers for the combined current and predecessor products that were contributed to Elevate in our spin-off from TFI. Additionally, the team has a proven track record of managing defaults through the last decade's financial crisis. From 2006 to 2011, the principal charge-offs of Elevate's legacy and predecessor credit products remained comparatively flat compared to credit card charge-off rates which nearly tripled during the same period. Elevate was certified as a “Great Place To Work” in 2018 for the third consecutive year. We believe this reflects our commitment to build a strong and lasting company and a customer-focused corporate culture.

OUR GROWTH STRATEGY
To achieve our goal of being the preeminent online lender to the New Middle Class, we intend to execute the following strategies:

➢
Continue to grow our current products into dominant brands.    In 2018, we added a new product to our existing stable of non-prime credit products. Rise, Elastic and Sunny were launched in 2013; while the Today Card was launched in 2018. Given strong consumer demand and organic growth potential, we believe that significant opportunities exist to expand these four products within their current markets via existing marketing channels. We also expanded the Rise product into an additional 16 states through a partnership with a third-party bank, which experienced strong loan growth with a low CAC. As non-prime consumers become increasingly familiar and comfortable with online and mobile financial services, we also plan to capture the new business generated as they migrate away from less convenient legacy brick-and-mortar lenders.

➢
Widen the credit spectrum of borrowers served with new products.    We continue to evaluate new product and market opportunities that fit into our overall strategic objective of delivering next-generation online and mobile credit products that span the non-prime credit spectrum. Our new product, the Today Card offers much lower rates than our other products and has helped Elevate be able to offer products across the non-prime spectrum. In addition, we are continually focused on improving our analytics to effectively underwrite and serve consumers within those segments of the non-prime credit spectrum that we do not currently reach.

➢
Pursue additional strategic partnerships.    Our progressive non-prime credit solutions have attracted top-tier affiliate partners including Credit Karma and Lending Tree as a way to serve customers they have acquired. We intend to continue growing our existing affiliate partnerships and will evaluate opportunities to enter into new partnerships with affiliates, including potentially allowing non-prime customers to purchase goods and services from retailers on credit. We expect these partnerships to provide us with access to a broad range of potential new customers with low customer acquisition costs. In addition, we will pursue further strategic partnerships with banks. In 2018, we tripled our bank partnerships - we expect to continue to pursue new partnerships with banks.

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

OUR PRODUCTS
Rise, Elastic and Sunny are exclusively available through online and mobile devices. The Today Card is a credit card product, but user interfaces all happen online or through mobile device application. These products reflect the deep experience of our management team in the online non-prime lending industry and utilize leading technology and proprietary risk analytics to effectively manage profitability and optimize the customer experience.
Each of these products reflects our “Good Today, Better Tomorrow” mission and offers competitive rates and responsible lending features along with credit building and financial wellness tools. Our products have rates on subsequent loans that can decrease over time (installment loan products), no punitive fees, a five day "Risk Free Guarantee," credit bureau reporting, free credit monitoring (in the US), and online financial literacy videos and tools. The five day "Risk Free Guarantee" allows the borrower five business days to change their mind about the loan and return the principal with no fees.
Rise, Elastic, Sunny, and Today Card each follow distinct regulatory models, providing diversification across different regulatory frameworks. Rise operates under licenses from each state it serves and is additionally regulated by the CFPB; it also operates as a bank-originated credit product in an additional 16 states and is regulated by the FDIC; Elastic is a bank-originated credit product that is offered in 40 states across the US and is regulated by the FDIC and other bank regulators; Sunny is a UK credit product regulated by the Financial Conduct Authority (the “FCA”); and Today Card is a bank-originated credit card product that is offered across the US and is regulated by the FDIC and other bank regulators.

Year launched	2013	2013	2017	2018
Product type	Rise - Installment	Rise - CSO	Rise - Line of credit	Rise - FinWise
Geographies served	13 states	2 states	2 states	16 states
Loan size	$300 to $5,000	$300 to $5,000	$500 to $5,000	$500 to $5,000
Loan term	4-26 months	4-19 months	N/A	7-26 months
Repayment schedule	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly
Prepayment penalties	None	None	None	None
Pricing(1)(2)	60% to 299% annualized.(3)	60% to 299% annualized.(3)(4)	60% to 299% annualized.(5)	99% to 149% annualized.
Other fees	None	None	None	None
Combined loans receivable principal (All Rise products = $307.0 million)	$219.1 million	$40.9 million	$19.3 million	$27.7 million
% of Combined loans receivable principal	34.0%	6.4%	3.0%	4.3%
Top states as a percentage of combined loans receivable – principal by product	CA (22%), GA (14%)	OH (7%), TX (6%)	TN (4%), KS (2%)	FL (3%), MI (1%)
	IL (8%)			IN (1%)
Weighted average effective APR	133%	150%	183%	118%
New / former customers	New - 37.2% / Former - 62.8%	New - 28.0% / Former - 72.0%	New - 99.5% / Former - 0.5%	New - 98.5% / Former - 1.5%

(1)	Rise interest rates may differ significantly by state. See “—Regulatory Environment—APR by geography” for a breakdown of the APR. The number shown is based on a calculation of an effective APR.

(2)	As of December 31, 2018. Some legacy customers will have rates as high as 365%, the previous maximum rate.

(3)	As of December 31, 2018. Some legacy customers will have rates as low as 36%.

(4)
In Texas and Ohio, Rise charges a CSO fee instead of interest. See “Management’s discussion and analysis of financial condition and results of operations—Key Financial and Operating Metrics—Revenue growth-Revenues.”

(5)	Rise line of credit includes interest in addition to fees. The number shown is based on a calculation of an effective APR.

Year launched	2013	2013	2018
Product type	Line of credit	Installment	Credit card
Geographies served	40 states	UK	US - nationwide
Loan size	$500 to $4,500	£100 to £2,500	$1,000 to $3,500
Loan term	Up to 10 months per funding(1)	6-14 months	N/A
Repayment schedule	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly	Monthly minimum payments
Prepayment penalties	None	None	None
Pricing	Initially $5/$10 per $100 borrowed plus an average of 4%/8% of outstanding principal per billing period(2)	10.5% to 24% monthly	29.99% to 34.99% variable
Other fees	None	None	Late fees, returned payment fees, annual fee and other customary fees
Combined loans receivable principal	$287.5 million	$48.6 million	Test launch
% of Combined loans receivable principal	44.7%	7.6%	0.1%
Top states as a percentage of combined loans receivable – principal by product	FL (15%), TX (9%)	N/A	N/A
CA (9%)
Weighted average effective APR	97%(3)	237%	N/A

(1)	Elastic term is based on minimum principal payments of 10% of last draw amount per month.

(2)	Elastic pricing differs based on billing frequency.

(3)	Elastic is a fee-based product. The number shown is based on a calculation of an effective APR.

Rise—US installment loans and lines of credit
The structure of the Rise brand varies as a result of differing state laws and federal law governing the portfolio: Rise is currently offered as an installment loan directly to consumers in 13 states ("Rise installment"), a line of credit loan product ("Rise line of credit") in two states (Kansas and Tennessee), Rise is available in Texas and Ohio through a CSO program that provides consumers access to installment loans offered by a third-party lender ("Rise CSO"), and lastly as installment loans originated by FinWise Bank in 16 other states.

We utilize risk-based pricing across the portfolio to optimally serve a large percentage of non-prime customers with rates ranging from 36% to 299%. There are no origination fees, monthly fees, late fees, over-limit fees, or fees for returned payments on the product. Eligible customers may receive a rate reduction on their next loan if certain eligibility criteria are met. The installment loan product is available in 31 states. As of December 31, 2018, more than 50% of Rise installment customers in good standing had received a rate reduction mid-loan or after a refinance or on a subsequent loan. Approximately 53% of Rise installment customers in good standing had refinanced or taken out a subsequent loan as of December 31, 2018, with 31% of the outstanding Rise installment loan balances on that date consisting of new customer loans and 69% related to returning customer loans. The Rise installment effective APR was 133% for the year ended December 31, 2018, which we believe is almost two-thirds lower than the average effective rate of a typical payday loan, based on the CFPB’s findings that the average APR for a payday loan is approximately 400%.

FinWise Bank licensed the Rise brand in the second half of 2018 and began to originate installment loans in 16 additional states. Under the terms of our agreement with FinWise Bank, we provide FinWise Bank with marketing services related to the Rise brand and license to FinWise Bank our website, technology platform and proprietary credit and fraud scoring models in order to originate and service Rise customers in certain states not otherwise covered by the Elevate-originated Rise brand. As the originator of the Rise loans in those states, FinWise Bank reviews and approves all marketing materials and campaigns and determines the underwriting strategies and score cutoffs used in processing applications. In addition, FinWise Bank defines all program parameters and provides full compliance oversight over all aspects of the program. Our platform supports FinWise Bank’s operational and compliance activities related to the Rise program. See “Management’s discussion and analysis of financial condition and results of operations—Overview” regarding the structure of EF SPV, Ltd. and how we recognize revenue associated with Rise loans originated by FinWise Bank.
The Rise line of credit product, which was launched in 2017, is available in two states under current applicable state law. Rise line of credit offers a maximum credit limit of $5,000 and charges interest based on the APR of the loan and the average balance for the period. The Rise line of credit effective APR was 183% for the year ended December 31, 2018.
Elastic—US bank-originated lines of credit
Elastic, currently available in 40 US states, is an online line of credit designed to be a financial safety net for non-prime consumers. It is originated by a third-party lender, Republic Bank. See “Management’s discussion and analysis of financial condition and results of operations—Components of our Results of Operations—Revenues.” Elastic offers a maximum credit limit of $4,500 and charges an initial advance fee of $5 for each $100 advanced against the credit line, as well as a fixed charge of approximately 5% of open balances each payment period. Elastic’s effective APR based on this was approximately 97% for the year ended December 31, 2018, more than 75% lower than the average effective rate of a typical payday loan, based on the above-mentioned findings by the CFPB. There are no origination fees, monthly fees, late fees, over-limit fees or fees for returned payments on the product. Additionally, consumers must make a 10% mandatory principal reduction each month designed to encourage the full repayment of the original loan amount in approximately 10 months or less.
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
Sunny—UK installment loans
Sunny is our online UK installment loan product, currently offering loans of up to £2,500. Rates range from 10.5% per month to 24% per month. It has a differentiated offering based on a wider range of loan amounts, a no-fee guarantee, price promotions and more flexible repayment options than most other providers in the UK short-term lending market.
After six years, we believe Sunny has become one of the top online, high-cost short-term loan products in the UK. In 2018 alone, Sunny helped more than 104,800 new customers gain access to credit, and generated revenue of more than $120 million. This 20% year-over-year growth, and data provided by a major UK credit reporting bureau, indicates we have approximately 20% market share.
Today Card—US credit card
Today Card, currently in test launch, is a credit card product designed to meet the immediate needs for non-prime consumers. Today Card is originated by Capital Community Bank of Utah and is issued through Mastercard.
As our lowest APR product, Today Card now allows us to serve a broader spectrum of non-prime Americans. We plan to offer Today Card nationwide. As of December 31, 2018, we have only cross marketed Today Card to existing and former Rise customers. It is our plan to continue testing throughout 2019 and scale this product in 2020. Our initial marketing of the Today Card to Rise customers resulted in a very high 8% response and activation rate.

Today Card features an app and mobile-first interface. After hearing from our existing customers about the need for unsecured non-prime credit cards, we designed Today Card to offer a larger than industry norm credit line with expanded features. These features include an on/off switch, family sharing, fraud protection and credit score monitoring. Today Card also features our lowest APR, at 29.99% to 34.99% variable. The Today Card also has an annual fee, late fees, returned payment fees and other customary fees.
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
We use our deep insights into non-prime consumers and extensive experience serving more than 2.2 million customers with $6.7 billion in credit to develop differentiated analytical techniques and scores to better underwrite and price credit for the New Middle Class. This approach provides for extremely high levels of automation in the underwriting process and has been proven to be effective, resulting in stable credit performance for our predecessor products through the last decade's financial crisis and continued improvements since launching the current generation of products. See “—History of stable credit quality through the economic downturn.” Furthermore, we invest significant resources into the research and development of new data sources and new analytical techniques to continue to improve our capabilities.
DORA risk analytics infrastructure
Unlike prime lenders who can use off-the-shelf credit scores such as FICO or build custom scores with limited data fields, we believe that successfully underwriting non-prime consumers in an online environment requires access to a much wider variety of data including not only traditional credit attributes and application information, but also website behavior, internal information, bank account information, social media information, email and phone number information, among others. Because continued leadership in non-prime underwriting is essential to drive growth, support further rate reductions to customers, and manage losses, we have made substantial investments in our DORA risk analytics infrastructure and in the development of the latest generation of our underwriting scores and strategies. The DORA risk analytics infrastructure utilizes a massive (approximately 120 terabyte) Hadoop database composed of more than 10,000 potential data variables related to each of the more than 2.2 million customers we have served and the more than 7.5 million applications that we have processed including performance data from our funded customers. Our team of more than 50 data scientists uses DORA to build and test scores and strategies across the entire underwriting process described below (see “—Segmentation strategies across the entire underwriting process”). DORA supports a variety of analytical techniques and model outputs from traditional multivariate regression to machine learning and artificial intelligence. We believe this Big Data approach and investment is foundational to our ongoing initiatives to improve underwriting and lower rates to our customers.

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

Segment specific credit scores
We use our proprietary DORA risk analytics infrastructure to build targeted credit scores for key customer segments and channels. Based on our segmentation model, we utilize highly predictive data (including nationwide credit reporting agencies (“NCRA”), non-prime bureau data, and wide-ranging alternative data sources, as well as internally collected proprietary customer credit performance history) and analytical techniques (including multivariate regression, machine learning and artificial intelligence techniques) to achieve a high level of accuracy for our scores. For instance, for “prime-ish” consumers who have access to traditional credit sources but supplement them with non-prime credit, we use NCRA data extensively in our proprietary credit and fraud scoring models. For “challenged” consumers who have derogatory NCRA credit information and, as a result, non-prime credit data is more relevant, our proprietary credit and fraud scoring models leverage data provided by non-prime credit bureau sources like Clarity and Teletrack. For “credit invisibles” with limited or no credit history, we may utilize a host of alternative data sources, such as detailed bank account data as well as the duration for which an applicant has used the same mobile phone number or used an email address. Our definitions of our customer segments and the ways they affect our credit scoring models evolve over time. We assess more than 10,000 data inputs while developing our segmented credit models.
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
Fully automated, near-instant credit decisions
Credit and fraud determinations are made in seconds and approximately 95% of loan applications for all products are fully automated with no manual review required, based on our proprietary credit and fraud scoring models and affordability assessments. Once approved, the customer is provided the loan amount and relevant terms of the credit being offered. Of the approximately 5% of loan applications requiring manual review, in the US, the majority require further documentation, which can be provided via scanning, fax, email or mail. Others may have failed a fraud rule in the applicable underwriting methodology and are managed based on the rule failed, and others are reviewed to address “know your customer” and/or OFAC requirements. In the UK, of the loan applications requiring manual review, the vast majority require further verifications or other forms of identification, while the remaining portion requires further review based on fraud alerts by an industry database of fraudulent consumer activity, known as CIFAS. We provide declined customers with the reasons for the decision as per regulatory requirements.

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
History of stable credit quality through the economic downturn
We bring extensive experience in managing defaults through the most recent financial crisis. Including products that preceded our current generation of credit products, we have provided $6.7 billion in credit to 2.2 million non-prime consumers since 2002. As the following chart indicates, our management team delivered stable credit quality for our predecessor products through the last decade's financial crisis. The chart below also presents the levels of volatility experienced by the US credit card industry over the same period.

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

(1)
TransUnion data on 90-day delinquency rates of balances for different Vantage Score bands from the first quarter of 2005 through the first quarter of 2017. Volatility is calculated by dividing the standard deviation of Vantage Score bands from the first quarter of 2006 to the first quarter of 2017 by the average during the same period per TransUnion. Super prime includes those with credit scores ranging from 781 to 850, Prime plus from 721 to 780, Prime from 661 to 720, Near prime from 601 to 660 and Non-prime from 300 to 600.

Commitment to research and development
We have built a team of over 200 employees in our Risk Management and Technology department, over 50 of which work specifically in risk analytics and work with data on a daily basis. Our Advanced Analytics team is primarily focused on analysis of new (typically non-traditional) data sources and analytical techniques. We believe our commitment to research and development in risk analytics results in consistently improving capabilities, which give us an on-going competitive advantage in the market by allowing us to scale our business while providing savings back to our customers in the form of lower rates.

OUR SALES AND MARKETING CAPABILITIES
Multi-channel approach to customer acquisition
Online providers of non-prime credit generally rely on third-party lead generators for customer acquisition, which we believe limits growth and provides challenges to achieving cost and quality targets. In contrast, we rely primarily on direct marketing channels, which support improved CAC, faster growth and heightened brand awareness. The following chart shows the percentage of total customers attributable to each marketing channel for the year ended December 31, 2018.
Our multi-channel approach is demonstrated by the following:

➢	Direct mail: More than 90 million pre-selected credit offers mailed during the year ended December 31, 2018;

➢	TV and mass media: Both brand and direct response-oriented campaigns launched for Sunny;

➢	Strategic partnerships: Multiple partnerships with large customer aggregators to drive traffic; and

➢	Other digital campaigns: Social media platforms, including blogs and banner ads, among others.

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
We are currently conducting large-scale tests of new digital and social channels that are showing strong initial results. Digital pilots in programmatic display and Facebook audience targeting, including campaigns focusing on re-targeting strategies, have proven to generate meaningful lift in customer conversions and are expected to be integrated and scaled following the initial tests and refinements. Furthermore, digital campaigns based on geo-fencing technology that allow us to target ads and offers to consumers entering a brick-and-mortar payday loan or title loan location have shown potential.
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
TV has become a key accelerator for integrated channel management. Because of the ability of TV advertising to help build trusted brands and expand customer awareness, we have invested extensively in TV campaigns for our Sunny product in the UK.

In the UK, digital advertising has been a focus for business marketing efforts in 2018. With increased use by consumers of digital platforms, and the importance of digital marketing efforts to Sunny’s business performance, we have sought to ensure a strong brand presence at multiple touchpoints across a customer's user journey. We undertook a technical audit of the core Sunny website and content management system in 2018, which has transformed the SEO performance of Sunny. With new creative content including financial education, savings around the home and research, Sunny's website’s health measure (the total number of internal URLs crawled by Google) has improved from 48% to 84% which, in turn, has tripled the site's visibility within Google. This has resulted in the site's appearance on page one in Google Rankings for more than eighty keyword searches by year-end, which we believe has boosted our business performance. Data analysis has shown an increase in our monthly traffic by more than 25%, which has, in turn, doubled the monthly loan applications from this channel by the end of 2018.

We believe the distinctive TV campaigns and digital focus have helped Sunny become one of the most well-known brands in the space. We believe that Sunny is currently one of the top two lenders in the high-cost short-term credit market based on our improved customer value proposition, analytics and outstanding customer service.
Strategic partner development
Rather than utilizing lead generators who are often accused of deceptive practices, we have focused on developing relationships through large strategic partnerships. A customer is referred to us through a strategic partner by clicking on a banner ad that takes them to the advertised product’s website. Large strategic partnerships with companies allow us to better control customer application quality and CAC. We have contractual relationships with such partners whereby we pay a fee per loan funded per application approved or per banner clicked through. Because the customer completes the loan application on our website, rather than on a lead generator’s site, we control the messaging received by the customer about our products. LendingTree, Credit Karma and Quint are our largest strategic partners in the US and UK.
We expect our relationships with strategic partners to continue to expand over time, and we will evaluate opportunities to enter into new partnerships with affiliates and retailers to potentially enable non-prime customers to purchase goods and services on credit. We also have the ability to make targeted offers with discounted rates to strategic partners who we believe have higher quality applicants.

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
History of strong growth in new customer acquisition volumes at or below target CAC
As a result of our unique marketing capabilities discussed above, we have shown significant growth in annual new customer acquisition volumes while managing our customer acquisition costs within or below our target level of $250 to $300. As indicated by the chart below, we generated record new customer volumes in 2018 while maintaining CAC slightly below our target. We expect CAC in future years to normalize between $200 and $225 as we continue to optimize the efficiency of our marketing channels and benefit from the expansion of the Rise product in an additional 16 states.
OUR TECHNOLOGY PLATFORM AND INFORMATION SECURITY
Underlying our innovative product features and scalable loan processing and servicing is our flexible IQ technology platform in our end-to-end loan originations, decisioning, loan management and servicing system. In addition to a proven ability to scale, our IQ technology platform supports compliant application and loan processing and business controls. We have optimized the platform for mobile device access, utilize a cloud-based architecture for consumer-facing components of the website, and have created an industry-leading decision engine that enables our sophisticated scores and underwriting strategies and supports ongoing testing and optimization of them. Also, because we collect and store extensive amounts of consumer information, we have invested in best practice levels of information security.

Flexible and scalable IQ technology platform
We believe the IQ technology platform integrates the best available third party loan modules under our proprietary architecture. This has allowed us to rapidly launch new products, modify product functionality and ensure regulatory compliance. In fact, all three of our largest credit products were released in 2013, highlighting the flexibility and scalability of our technology.
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
We have fully redundant data centers in place to support all critical business functions. Disaster recovery and business continuity plans and tests have been completed, which help to ensure our ability to recover in the event of a disaster or other unforeseen event. Our Today Card utilizes technology and experience from Total Systems Services, a global payment solutions provider ("TSYS"), to store data and interface with customers.
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
The online non-prime credit market in the US is extremely fragmented and most lenders source customers from lead generation companies, resulting in low brand recognition. Unlike these competitors, we have made a significant investment in establishing a direct-to-consumer, integrated multi-channel marketing capability using direct mail, TV, search engine marketing, search engine optimization, and digital campaigns, which we believe creates a unique opportunity for Rise and Elastic to become dominant and trusted brands in this space.
In the UK, high-cost short-term credit ("HCSTC") products are established but are highly regulated and scrutinized by consumer affairs champions and advocacy groups. In 2015, the Financial Conduct Authority ("FCA") undertook an industry review and introduced a set of regulations including a price cap to ensure borrowers will never have to pay back more than double what they originally borrowed. As a result, the number of HCSTC providers has shrunk as many exited the market. In July 2017, the FCA reviewed the price-cap and concluded that the regulations have delivered “substantial benefit to consumers.” In 2018, the best-known brand in the market exited (Wonga).
Facilitated by distinctive TV campaigns, Sunny has become one of the most well-known brands in the space and we believe that Sunny is currently one of the top two lenders in the HCSTC market based on our improved customer value proposition, analytics and outstanding customer service. The launch of an integrated PR, Social and Content team has also delivered significant value to our overall marketing impact.
REGULATORY ENVIRONMENT
The online consumer loan products we currently originate or support are subject to a range of laws, regulations and standards that address consumer lending, banking, credit services, consumer protections and reporting, information sharing, marketing, debt collection, data protection, state licensing and interest rate and term limitations, among other things.
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

US regulation
State and local regulation and licensing applicable to products originated by Elevate or CSOs
We offer our Rise installment and line of credit products directly to customers. In Texas and Ohio, our CSO lending partners originate Rise installment loans. The US Rise loans we and our CSO partners originate are regulated under a variety of enabling state statutes. The scope of state regulation, including permissible interest rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the maximum interest rate and fees that may be charged. Where licensing or registration is required, we and our lending partners are subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of loans and other administrative enforcement actions. These Rise loans are available in the following 17 states: Alabama, California, Delaware, Georgia, Idaho, Illinois, Kansas, Mississippi, Missouri, New Mexico, North Dakota, Ohio (until April 2019), South Carolina, Tennessee, Texas, Utah and Wisconsin. In these states, Rise may also be subject to additional municipal regulations and ordinances related to, for example, certain non-bank loan products and debt collection. The scope of municipal regulations and ordinances vary. Several state regulators have publicly expressed their intent to increase supervision and enforcement of consumer protection laws against supervised entities. State consumer protection laws also apply to Rise installment loans. In many states, legislators and attorneys general could increase their focus or enforcement of these consumer protection statutes. If this were to occur, it could result in additional regulatory oversight and enforcement on our business.
US state and federal regulation
Our US products are subject to a variety of state and federal laws, including but not limited to the following:
Truth in Lending Act.    All of the US products we originate or support are subject to the federal Truth in Lending Act (“TILA”) and its underlying regulations known as Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers during the life cycle of a loan—at application, at account opening or at consummation and for open-end credit products, such as Elastic, Rise and Today Card, periodically.
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
Military Lending Act.    The Military Lending Act (“MLA”) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product.

The MLA covers Elastic, Rise and the Today Card and restricts our, or our bank partners', ability to offer our products to military personnel and their dependents. Failure to comply with the MLA may limit our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business.
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
The Electronic Signatures in Global and National Commerce Act.    The federal Electronic Signatures in Global and National Commerce Act (“E-SIGN”) and similar state laws, particularly the Uniform Electronic Transactions Act (“UETA”) authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. E-SIGN and UETA require businesses that use electronic records or signatures in consumer transactions and provide required disclosures to consumers electronically, to obtain the consumer’s consent to receive information electronically. When a borrower is provided electronic disclosures, we obtain his or her consent to transact business electronically, to receive electronic disclosures and maintain electronic records in compliance with E-SIGN and UETA requirements. We also follow similar state e-signature rules mandating that certain disclosures be made, and certain steps be followed, in order to obtain and authenticate e-signatures.
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

CARD Act. The Today Card is subject to the Credit Card Accountability Responsibility and Disclosure ("CARD") Act that establishes fair and transparent practices relating to credit cards. The CARD Act, among other things, provides protections for consumers such as limiting interest rate hikes, banning the issuance of credit cards to anyone less than 21 years of age without an adult co-signer, limiting over-limit, late and account-opening fees, and requiring transparent disclosures related to minimum payments.

Fair Credit Billing Act - The Fair Credit Billing Act ("FCBA") which protects consumers from prejudicial or unfair billing practices in open-ended lines of credit and credit cards. It lays out consumers' rights to dispute credit card issuers' charges and addresses consumer redress for common billing errors.
Consumer Financial Protection Bureau
The CFPB, which regulates consumer financial products and services, including consumer loans that we offer, was created in July 2010 with the passage of Title X of the Dodd-Frank Act. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services.
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (“2017 Rule”) on October 5, 2017 which would require us to provide customers notice at least three days before a payment withdrawal attempt, as well as obtain new ACH authorization from a customer following two failed ACH attempts, among other requirements. The Rule became effective on January 16, 2018; the compliance date for the Rule is August 19, 2019. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (“2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts for payments. The mandatory compliance deadline for the 2019 Proposed Revisions still stands at August 19, 2019; however, language in the 2019 Proposed Revisions suggest that the CFPB may be receptive to informal requests to revisit the payment provisions requirements. The 2019 Proposed Revisions will go through a 90-day comment period after publication in the Federal Register.
In a separate CFPB proposal, the CFPB announced it is seeking a 15-month delay in the rule's August 19, 2019, compliance date to November 19, 2020, that would apply only to proposed rescinded ability-to-pay provisions. This second proposal has a 30-day comment period.
On July 28, 2016, the CFPB issued its outline of proposals under consideration for the regulation of debt collection by third-party debt collectors. At this time, the CFPB has not issued a proposed rule for the regulation of debt collection by third-party debt collectors. However, if a final rule is promulgated, we will take the necessary steps to ensure that its management and oversight of third-party debt collectors is consistent with the rule.
We also expect the CFPB to continue with its rulemaking regarding the Supervision of Larger Participants in Installment Loan and Vehicle Title Loan Markets, which will enable the CFPB to examine and supervise those markets.
We do not currently know the full extent of the final rules the CFPB will ultimately adopt, and thus, its impact on our activities is uncertain, however the final rules will likely impose limitations on certain loans and services we offer. We believe that the new rules will ultimately reduce potential consumer harm and allow responsible lenders to continue to serve the large and growing need for non-prime credit. As noted above, Republic Bank, FinWise Bank, and Capital Community Bank are supervised and examined by the FDIC. Furthermore, it is not clear whether and to what extent the FDIC, the CFPB, or both will have supervisory authority over Elevate, as a service provider to these banks.
The Trump Administration has issued numerous executive orders aimed at reducing regulations. It is unclear whether these apply to the CFPB. Further, the CFPB is currently overseen by Director Kathy Kraninger who has made organizational changes to the CFPB, is reviewing all operations of the CFPB and has issued or anticipates issuing Requests for Information (RFIs) on the following topics: CIDs, Use of Administrative Adjudications, Enforcement, Supervision, External Engagement, Complaint Reporting, Rulemaking Processes, Bureau Rules Not Under §1022(d) Assessment, Inherited Rules, Guidance and Implementation Support, Consumer Education and Consumer Inquiries. It is unclear what impact, if any, the findings or outcomes of the RFIs will have on the oversight of our business.
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

Foreign regulation
United Kingdom
In the UK, we are subject to regulation by the FCA and must comply with the FCA’s rules and guidance set forth in the FCA Handbook, the Financial Services and Markets Act 2000 (the “FSMA”), the Consumer Credit Act of 1974, as amended (the “CCA”) and secondary legislation passed under the FSMA and the CCA, among other rules and regulations. We must also follow the responsible lending and arrears, default and recovery rules, which provide greater clarity for lenders as to business practices that the FCA believes constitute inappropriate lending.
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
The FCA dictates that customer complaints are to be addressed promptly and fairly within our industry. Certain disputes are managed through the Financial Ombudsman Service (hereinafter “FOS”). If a business and a customer can’t resolve a complaint themselves, the FOS can become involved to advocate on behalf of the customer.
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
Privacy laws.    In the UK, we are subject to the requirements of the EU General Data Protection Regulation ("GDPR"). The GDPR is designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens’ data privacy and to reshape the way organizations across the region approach data privacy. The GDPR is more prescriptive than the existing regime and includes new obligations on businesses, for example, the appointment of a data protection officer, self-reporting of breaches, and obtaining express consent for data processing and providing more rights to individuals whose data is processed, including the “right to be forgotten,” by having such individuals’ records erased. Penalties for non-compliance under the GDPR are up to 4% of annual global turnover (a.k.a. total revenues) for the preceding year or €20 Million (whichever is greater).

In the UK, Regulation (EU) No 910/2014 on electronic identification and trust services for electronic transactions in the internal market, or eIDAS, came into force on July 1, 2016. eIDAS repealed and replaced the e-Signatures Directive (1999/93/EC) and is directly applicable in the 28 EU Member States, including the UK. At the same time, the UK also introduced the Electronic Identification and Trust Services for Electronic Transactions Regulations 2016 to, amongst other things, repeal the previous UK e-signature legislation. eIDAS is technology neutral and defines three types of electronic signature (Qualified Electronic Signature (QES), Advanced Electronic Signature (AES) and Simple Electronic Signature (SES)). Article 25(1) of eIDAS provides that an electronic signature shall not be denied legal effect and admissibility as evidence in legal proceedings solely on the grounds that it is in an electronic form or does not meet the requirements of a QES. Articles 25(2) and (3) of eIDAS give a QES the same legal effect as a handwritten signature, and ensure that a QES recognized in one EU Member State is also recognized in other EU Member States.

In anticipation of a “no-deal” Brexit, on March 29, 2019, the UK government has prepared a draft secondary instrument (the Electronic Identification and Trust Services for Electronic Transactions (Amendment etc.) (EU Exit) Regulations 2018), which will ensure that the provisions under eIDAS are maintained in UK domestic law if or when eIDAS ceases to apply in the UK when the UK leaves the EU.
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

APR by geography
The table below presents the maximum APR allowed by state for states in which Rise is offered through state licenses or through CSO lenders. Sunny is subject to a 24% monthly APR limit, which is nationwide in the UK. Elastic is a fee-based product without a periodic rate that requires the disclosure of an APR. The Today Card's variable APR ranges from 29.99% to 34.99% and also has certain additional fees that may be charged, including late fees, returned payment fees, an annual fee and other customary fees.

State	Maximum APR allowed by state	Maximum APR Rise charges
Alabama	*	295%
California(1)	*	225%
Delaware(2)	*	299%
Georgia(3)	60%	60%
Idaho(2)	*	299%
Illinois	99%	99%
Kansas(4)	*	299%
Mississippi	*	290%
Missouri(2)	*	299%
New Mexico(2)	175%	175%
North Dakota(2)	*	299%
Ohio(2)(5)	*	299%
South Carolina(2)	*	299%
Tennessee(4)	See note (6)	275%
Texas(2)	*	299%
Utah(2)	*	299%
Wisconsin(2)	*	299%

*	As agreed upon between the parties. In California, as agreed upon between the parties for loans over $2,500.

(1)	Minimum loan amount offered in California is $2,500.

(2)	As of December 31, 2018. Some legacy customers will have rates as high as the previous maximum rate for their respective state.

(3)	APR must be less than 60% under applicable state law.

(4)	In Tennessee and Kansas, Rise is a line of credit and the maximum APR noted above is actually the periodic interest and fees allowable by statute.

(5)	The Ohio state allowed rate is expected to change in 2019 due to new legislation passed in 2018.

(6)
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
Our values are reinforced in all aspects of our employees’ relationship with our company, including during the recruiting process, quarterly check-ins and annual reviews, and play a large role in the promotion process. In addition, each quarter, employees who best exemplify these values are nominated for “Smart Awards” and are selected and recognized at all-company Town Hall meetings.

Elevate was certified as a "Great Place to Work" in 2016, 2017 and again in 2018 based on a comparison of our employees' survey responses to responses of hundreds of other companies. We believe this reflects our commitment to build a strong and lasting company and corporate culture.

As of December 31, 2018, we had 685 full-time employees, including 226 in technology, 62 in risk management, 86 in loan operations and customer support, 31 in marketing and business development, 159 related to our UK operations and 121 in general and administrative functions. We also outsource certain functions, such as collections and customer service to increase efficiencies and scalability. We use an internal quality team to review and improve third-party performance.
OUR INTELLECTUAL PROPERTY
Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the US and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models and software systems. We have either registered trademarks and/or pending applications in the US for the marks Elevate, Rise, Elastic, Sunny and Today Card. We also own European Community trademark registrations for the Sunny and Elastic marks. Our trademarks are materially important to us and we anticipate maintaining them and renewing them.
OUR HISTORY
We were created through the spin-off of the direct lending and branded product businesses of TFI, which was founded in 2001. Prior to the spin-off transaction, TFI had two discrete lines of business: (1) a direct lender and branded product provider to non-prime consumers; and (2) a licensor of its technology platform to third-party lenders. In order to allow each of these separate lines of business to focus on its relative strategic and operational strengths and future business plans, the board of directors of TFI decided to spin off its direct lending and branded products business into a separate company.
We were incorporated in Delaware on January 31, 2014 as a subsidiary of TFI, and we had no material assets or activities as a separate corporate entity until the spin-off occurred. On May 1, 2014, TFI contributed the assets and liabilities associated with its direct lending and branded products business to us and distributed its interest in our Company to its stockholders, but retained the assets and liabilities associated with its licensed technology platform line of business. TFI’s retained business line entails providing marketing services to third-party lenders and licensing TFI’s technology platform to these lenders for marketing and licensing fees. TFI previously conducted its direct lending business through various legal entity subsidiaries, which were contributed to us in the spin-off transaction.

On April 11, 2017, we closed an initial public offering (“IPO”) of 12,400,000 shares of our common stock at a price of $6.50 per share to the public. In connection with the closing, the underwriters exercised their option to purchase in full for an additional 1,860,000 shares. On April 6, 2017, our stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ELVT.”

AVAILABLE INFORMATION

Our website address is www.elevate.com, and our investor relations website is located at http://elevate.com/investors. Information on our website is not incorporated by reference herein. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov. You also may read and copy reports and other information filed by us at the office of the NYSE at 20 Broad Street, New York, New York 10005.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects.
We were incorporated as a wholly owned subsidiary of TFI in January 2014 and became a stand-alone company in May 2014 following the spin-off and, as such, have a limited history as a stand-alone company. Although our management team has many years of experience in the non-prime lending industry, we operate in an evolving industry that may not develop as expected. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in non-prime lending can be affected by a wide variety of factors including:

•	Competition from other online and traditional lenders and credit card providers;

•	Regulatory limitations that impact the non-prime lending products we can offer and the markets we can serve;

•	An evolving regulatory and legislative landscape;

•	Access to important marketing channels such as:

◦	Direct mail and electronic offers;

◦	TV and mass media;

◦	Direct marketing, including search engine marketing; and

◦	Strategic partnerships with affiliates;

•	Changes in consumer behavior;

•	Access to adequate financing;

•	Increasingly sophisticated fraudulent borrowing and online theft;

•	Challenges with new products and new markets;

•	Dependence on our proprietary technology infrastructure and security systems;

•	Dependence on our personnel and certain third parties with whom we do business;

•	Risk to our business if our systems are hacked or otherwise compromised;

•	Evolving industry standards;

•	Recruiting and retention of qualified personnel necessary to operate our business; and

•	Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

Our recent revenue growth rate may not be indicative of our ability to continue to grow, if at all, in the future.
Our revenues grew to $786.7 million for the year ended December 31, 2018 from $673.1 million for the year ended December 31, 2017. However, our revenue growth rate has fluctuated over the past few years and it is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business or because we are not able to scale effectively as we grow. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We have a history of losses and may not maintain or achieve consistent profitability in the future.

We incurred net income (losses) of $12.5 million, $(6.9) million and $(22.4) million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $66.5 million. We will need to generate and sustain increased revenues in future periods in order to become and remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
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

Both state and federal governments in the US and regulatory bodies in the UK may seek to impose new laws, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable or impractical to continue.

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the Consumer Financial Protection Bureau (the "CFPB") issued a final rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36% that includes authorization for the lender to access the borrower’s checking or prepaid account (the "2017 Rule"). See "The CFPB issued proposed revisions to its 2017 rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business" below for more information.

On July 30, 2018, the governor of Ohio signed legislation that places limits on short-term loans and extensions of credit. The legislation sets specific limits for the fees, charges and interest that can be assessed on small loans with a maximum loan amount of $1,000. The new law applies to credit extended on or after April 26, 2019. We cannot currently assess the likelihood of any other future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.

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
When making loans in the US, we typically use the Automated Clearing House (“ACH”) system to deposit loan proceeds into our customers’ bank accounts. This includes loans that we originate as well as Elastic loans originated by Republic Bank & Trust Company (“Republic Bank”), Rise loans made through the credit services organization (“CSO”) programs and Rise loans originated by FinWise Bank ("FinWise"). These products also depend on the ACH system to collect amounts due by withdrawing funds from customers’ bank accounts when the customer has provided authorization to do so. ACH transactions are processed by banks, and if these banks cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.
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
In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available. In response to Operation Choke Point, H.R. 2706 was introduced in the House to halt future similar actions. The bill passed out of the House on December 11, 2017 but did not progress. H.R. 189 was introduced in the House on January 3, 2019 to address Operation Choke Point. It is unknown if this newly reintroduced legislation will progress further. Further, in August 2017, the Justice Department sent a letter to House Judiciary Chairman Bob Goodlatte referring to Operation Choke Point as "a misguided initiative."
If we lost access to the ACH system because our payment processor was unable or unwilling to access the ACH system on our behalf, we would experience a significant reduction in customer loan payments. Although we would notify consumers that they would need to make their loan payments via physical check, debit card or other method of payment a large number of customers would likely go into default because they are expecting automated payment processing. Similarly, if regulatory changes limited our access to the ACH system or reduced the number of times ACH transactions could be re-presented, we would experience higher losses.

If the information provided by customers or other third parties to us is incomplete, incorrect or fraudulent, we may misjudge a customer’s qualification to receive a loan, and any inability to effectively identify, manage, monitor and mitigate fraud risk on a large scale could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
For the loans we originate through Rise and Sunny, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and Ohio and the Rise loans and Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become past due in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Our resources, technologies and fraud prevention tools, which are used to originate loans or lines of credit, as applicable, under Rise, Sunny, Elastic and Today Card, may be insufficient to accurately detect and prevent fraud. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.
In addition, our proprietary credit and fraud scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Online lenders are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud the Company or consumers simply have no intent to repay the money they have borrowed, the related portfolio of loans will exhibit higher loan losses. We have in the past and may in the future incur substantial losses and our business operations could be disrupted if we or the originating lenders are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.
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
Our net charge-offs as a percentage of revenues for the years ended December 31, 2018 and 2017 were 52% for both periods. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs. In addition, any upgrades or planned improvements to our technology and credit models may not be implemented on the timeline that we expect or may not drive improvements in credit quality for our US products as anticipated, which may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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

The loan portfolio for Elastic, which is originated by a third-party lender, gets funding as a result of the purchase of a participation interest in the loans it originates from Elastic SPV, Ltd. (“Elastic SPV”), a Cayman Islands entity that purchases such participations. Elastic SPV has a loan facility with VPC for its funding, for which we provide credit support, and we have entered into a credit default protection agreement with Elastic SPV that provides protection for loan losses. Similarly, the loan portfolio for the Rise loans originated by FinWise gets funding as a result of the purchase of a participation interest in the loans it originates from EF SPV, Ltd. (“EF SPV”), a Cayman Islands entity that purchases such participations. EF SPV has a loan facility with VPC for its funding, for which we provide credit support, and we have entered into a credit default protection agreement with EF SPV that provides protection for loan losses. Any voluntary or involuntary halt to this existing program could result in the originating lender halting further loan originations until an additional financing partner could be identified.
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
The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance and the volume of loans we make to our customers. These interest rates may also be affected by a change over time in the mix of the types of products we sell to our customers and a shift among our channels of customer acquisition. Our VPC funding facilities are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. The Company entered into interest rate cap transactions on January 11, 2018 to mitigate the floating rate interest risk on a portion of the currently outstanding debt. Interest rate changes may also adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Regulatory or legislative changes may reduce our ability to charge our current rates in all states and products. Also, competitive threats may cause us to reduce our rates. This would reduce profit margins unless there was a commensurate reduction in losses. Any material reduction in our interest rate spread could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed.
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
We market Rise, Sunny and the Today Card and provide marketing services to the originating lender in connection with Elastic and the Rise bank originated loans. Direct mailings and electronic offers of preapproved loans and Today Cards to potential loan customers comprise significant marketing channels for both the loans we originate and credit card product we offer, as well as those loans originated by third-party lenders. We estimate that approximately 47% and 80% of new Rise and Elastic loan customers, respectively, in the year ended December 31, 2018 obtained loans as a result of receiving such preapproved offers. The Today Card, which expanded its test launch in November 2018, has not yet had a direct mailing but is expected to in the future. Our marketing techniques identify candidates for preapproved loan or credit card mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the year ended December 31, 2018, loans issued to Rise, Elastic and Sunny customers referred to us by our strategic partners constituted 29%, 10% and 54% of total respective new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our success and future growth depend significantly on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.
We intend to continue to dedicate significant resources to marketing efforts. Our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include social media and the press, online affiliations, search engine optimization, search engine marketing, offline partnerships, preapproved direct mailings and television advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in website traffic and in the number of loans made by visitors to product websites, or if we discontinue our broad marketing campaigns, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We are dependent on third parties to support several key aspects of our business, and the failure of such parties to continue to provide services to us in the current manner and at the current rates would adversely affect our revenues and results of operations.
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 33% of our revenues for the year ended December 31, 2018, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 8% of our revenues for the year ended December 31, 2018, and the Rise loans originated by a third-party lender, which contributed approximately 1% of our revenues for the year ended December 31, 2018, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs and Rise loans originated by a third-party lender, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems, and we may need to expand our relationships with third parties, or develop relationships with new third parties, to support any new product offerings that we may pursue.
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
The profitability of our bank-originated products could be adversely affected by policy or pricing decisions made by the originating lenders.
We do not originate and do not ultimately control the pricing or functionality of Elastic originated by Republic Bank, Rise loans originated by FinWise Bank ("FinWise") and the Today Card originated by Capital Community Bank (collectively the "Bank-Originated Products" and the "Bank Partners" or the "Banks"). Generally, a "Bank" is an entity that is chartered under federal or state law to accept deposits and/or make loans. Each Bank Partner has licensed our technology and underwriting services and makes all key decisions regarding the marketing, underwriting, product features and pricing. We generate revenues from these products through marketing and technology licensing fees paid by the Bank Partners, and through credit default protection agreements with certain Bank Partners. If the Bank Partners were to change their pricing, underwriting or marketing of the Bank-Originated Products in a way that decreases revenues or increases losses, then the profitability of each loan, line of credit or credit card issued could be reduced. Although this would not reduce the revenues that we receive for marketing and technology licensing services, it would reduce the revenues that we receive from our credit default protection agreements with the certain Bank Partners.
Any of the above changes could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our ability to continue to provide Bank-Originated Products could be adversely affected by a degradation in our relationships with our Bank Partners.
The structure of the Bank-Originated Products exposes us to risks associated with being reliant on the Bank Partners as the originating lenders and credit card issuers. If our relationships with the Banks were to degrade, or if any of the Banks were to terminate the various agreements associated with the Bank Products, we may not be able to find another suitable originating lender or credit card issuer and new arrangements, if any, may result in significantly increased costs to us. Any inability to find another originating lender or credit card issuer would adversely affect our ability to continue to provide the Bank-Originated Products which in turn could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
We are also monitoring developments related to the decision by the UK government to leave the European Union (often referred to as "Brexit"), which could have significant implications for our UK business. In March 2017, the UK began the official process to leave the European Union by April 2019. The instability surrounding Brexit and Brexit itself could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, as well as new and uncertain laws, regulations and licensing requirements for the Company as the UK determines which EU laws to replace or replicate. For example, see "—The use of personal data in credit underwriting is highly regulated" below. Any of these effects of Brexit, among others, could adversely affect our operating results.
Credit quality is driven by the ability and willingness of customers to make their loan payments. If customers face rising unemployment or reduced wages, defaults may increase. Similarly, if customers experience rising living expenses (for instance due to rising gas, energy, or food costs) they may be unable to make loan payments. An economic slowdown could also result in a decreased number of loans being made to customers due to higher unemployment or an increase in loan defaults in our loan products. The underwriting standards used for our products may need to be tightened in response to such conditions, which could reduce loan balances, and collecting defaulted loans could become more difficult, which could lead to an increase in loan losses. If a customer defaults on a loan, the loan enters a collections process where, including as a result of contractual agreements with the originating lenders, our systems and collections teams initiate contact with the customer for payments owed. If a loan is subsequently charged off, the loan is generally sold to a third-party collection agency and the resulting proceeds from such sales comprise only a small fraction of the remaining amount payable on the loan.
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
When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Elevate products compete at least partly based on rate comparison with other credit products used by non-prime consumers. However, non-prime consumers by definition have a higher propensity for default and as a result need to be charged higher rates of interest to generate adequate profit margins. If existing competitors significantly reduced their rates or lower-priced competitors enter the market and offer credit to customers at lower rates, the pricing and credit terms we or the originating lenders offer could deteriorate if we or the originating lenders act to meet these competitive challenges. Any such action may result in lower customer acquisition volumes and higher costs per new customer.
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
Our reputation is very important to attracting new customers to our platform as well as securing repeat lending to existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will be able to continue to maintain a good relationship with customers or avoid negative publicity.
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

Third parties may also seek to take advantage of unique regulations applicable to consumer loan products to drive up complaints and the cost of doing business in our industry. During the second half of 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service (“FOS”) for further adjudication. We have incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, operational costs necessary to manage the large volume of complaints, and payments we are required to make to customers to resolve these complaints. We believe that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. On April 1, 2019, the Financial Conduct Authority (the "FCA") will take over responsibility for supervision and authorization of a high percentage of CMCs (those regulated by the Solicitor's Regulation Authority, which account for the minority of CMCs, will not be automatically impacted). If we experience an increased volume of complaints due to the activities of the CMCs and continue incurring significant costs to resolve such complaints, such costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. A significant number of consumer complaints can also trigger enhanced regulatory scrutiny by the FCA.
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
We frequently explore paths to expand our market reach and product portfolio. For example, we have launched or are in the process of launching other non-prime products like bank-originated installment loans through FinWise and the Today Card, a bank-originated credit card. In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology, develop and support new third-party partnerships or other costs which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although the Company outsources most of its customer support and collections staff, additional volumes would lead to increased costs in these areas.
When new customers are acquired, from an accounting point of view, we must recognize marketing costs and loan origination and data costs, and we incur a provision for loan losses. We use the same accounting treatment for new customers acquired through the Bank-Originated Products, such as loan participations that are purchased from the originating lender by a third party, which we protect from loan losses pursuant to a credit default protection arrangement. Due to these marketing costs, loan origination and data costs, and provision for loan losses, new customer acquisition does not typically yield positive margins for at least six months. As a result, rapid growth tends to compress margins in the near-term until growth rates slow down.
In the states in which we originate Rise under a state-license, the rates and terms vary based on specific state laws. In states with lower maximum rates, we have more stringent credit criteria and generally lower initial customer profitability due to higher customer acquisition costs and higher losses as a percentage of revenues. While these states can have significant growth potential, they typically deliver lower profit margins. In states in which FinWise originates Rise installment loans, loan participations are purchased from FinWise by a third party, which we protect from loan losses pursuant to a credit default protection arrangement. As a result, Rise loans originated through our third-party partnerships have the same pattern of variable profit margins depending on state laws and which states are offering the most growth potential.

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
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The new methodology for determining the allowance for loan losses, once adopted by the Company, will extend the time frame covered by the estimate of credit losses by including forward-looking information, such as "reasonable and supportable" forecasts in the assessment of the collectability of loans. As a result, rather than just looking at historical performances of loans to determine allowance for loan losses, we will have to consider future losses as well. Further, the new standard will drive a change in the accounting treatment in that the new expected lifetime losses of loans will be recognized at the time a loan is made rather than over the lifetime of the loans. We anticipate that adoption of this new methodology may have a material impact on our financial statements due to the timing differences caused by the change. We also expect that the internal financial controls processes in place for the Company's loan loss reserve process will be impacted. In addition, if we fail to accurately forecast the collectability of our loans under this new methodology and we reserve inadequate allowance amounts, we could be required to absorb such additional losses, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Increased customer acquisition costs and/or data costs would reduce our margins.
Although losses are our largest cost, if customer acquisition costs or other servicing costs increased this would reduce our profit margins. Marketing costs would be negatively affected by increased competition or stricter credit standards that would reduce customer fund rates. We could also experience increased marketing costs due to higher fees from credit bureaus for preapproved direct mail lists, search engines for search engine marketing, or fees for affiliates, and these increased costs would reduce our profit margins. Other costs, such as legal costs, may increase as we pursue various company strategic initiatives, which could further reduce our profit margins.
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
Our US loan business is affected by fluctuating demand for the products and services we offer and fluctuating collection rates throughout the year. Demand for our consumer loan products in the US has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. This results in significant increases and decreases in portfolio size and profit margins from quarter to quarter. In particular, we typically experience a reduction in our credit portfolios and an increase in profit margins in the first quarter of the year. When we experience higher growth in the second quarter through fourth quarters, portfolio balances tend to grow and profit margins are compressed. Our cost of sales for the non-prime loan products we offer in the US, which represents our provision for loan losses, is lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increases as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. Any unexpected change to the growth in the second half of the year or delay of our customers' receipt of income tax refunds could change our typical seasonal product demand pattern and impact our profit margins and our annual cash flow management plans, which could have a material adverse effect on our financial condition and results of operations.
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
Catastrophes, such as fires, hurricanes and tornadoes, floods, earthquakes, or other natural disasters, terrorist attacks, computer viruses and telecommunications failures, could adversely affect our ability to market, originate or service loans. Natural disasters and acts of terrorism, war, civil unrest, violence or human error could also cause disruptions to our business or the economy as a whole, which could negatively affect customers’ demand for our loans. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster that affects our offices or one of the data center facilities we lease. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to market our products, accept and underwrite applications, provide customer service and undertake collections activities and cause lengthy delays which could harm our business, results of operations and financial condition. We have implemented a disaster recovery program that allows us to move production to a backup data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each backup data center and are not able to switch instantly to our backup center in the event of failure of the main server site. If our primary data center shuts down, there will be a period of time that our loan products or services, or certain of such loan products or services, will remain inaccessible to our users or our users may experience severe issues accessing such loan products and services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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
The success of our business depends to a significant degree upon the protection of our proprietary technology, including our proprietary credit and fraud scoring models, which we use for pricing loans. We seek to protect our intellectual property with non-disclosure agreements and through standard measures to protect trade secrets. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If competitors learn our trade secrets (especially with regard to marketing and risk management capabilities) it could be difficult to successfully prosecute to recover damages. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors could put us at a disadvantage relative to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
At December 31, 2018, we had US and UK net operating loss carryforwards (“NOLs”) of $42.0 million and $56.7 million, respectively, available to offset future taxable income, due to prior period losses. If not utilized, the US NOLs will begin to expire in 2034. The UK NOLs can be carried forward indefinitely. Realization of these NOLs depends on future income, and there is a risk that our existing US NOLs could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOLs or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through December 31, 2018. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
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
The CFPB has authority to investigate and issue Civil Investigative Demands to consumer lending businesses and may issue fines or corrective orders.
The CFPB has authority to investigate and issue Civil Investigative Demands (“CIDs”) to consumer lending businesses, including us. In June 2012, prior to the spin-off, and after the spin-off, TFI received CIDs from the CFPB. The purpose of the CIDs purportedly was to determine whether TFI engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. On November 15, 2017, the CFPB sued TFI alleging it engaged in unfair, deceptive, or abusive acts or practices. While TFI’s business is distinct from our business, we cannot predict the final outcome of this litigation or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all.
OTHER RISKS RELATED TO COMPLIANCE AND REGULATION

We, our marketing affiliates, our third-party service providers and our Bank Partners are subject to complex federal, state and local lending and consumer protection laws, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.

We, our marketing affiliates, our third-party service providers and our Bank Partners must comply with US federal, state and local regulatory regimes, including those applicable to consumer credit transactions. Certain US federal and state laws generally regulate interest rates and other charges and require certain disclosures. In particular, we may be subject to laws such as:

•	local regulations and ordinances that impose requirements or restrictions related to certain loan product offerings and collection practices;

•	state laws and regulations that impose requirements related to loan or credit service disclosures and terms, credit discrimination, credit reporting, debt servicing and collection;

•
the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions and other substantive consumer protections with respect to credit cards, such as an assessment of a borrower's ability to repay obligations and penalty fee limitations;

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

The CFPB is currently considering rules to define larger participants in markets for consumer installment loans for purposes of supervision. Once this rule and corresponding examination rules are established, we anticipate the CFPB will examine us. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers and ask questions about their business practices. The examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default, consumer reporting activities and third-party relationships. As a result of these examinations, we could be required to change our products, our services or our practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could reduce profit margins for the company or otherwise materially adversely affect us.

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

The CFPB issued proposed revisions to its 2017 rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (the "2017 Rule") on October 5, 2017, covering certain short-term and longer-term loans with an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (the “2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts. Among other requirements, the payment provisions prohibit lenders that have had two consecutive attempts to collect money from a consumers’ account returned for insufficient funds from making any further attempts to collect from the account unless the consumers have provided new authorizations for additional payment transfers. Additionally, the payment provisions require us to give consumers at least three business days' advance notice before attempting payment withdrawals. The mandatory compliance deadline for the 2019 Proposed Revisions still stands at August 19, 2019. Language in the 2019 Proposed Revisions suggest that the CFPB may be receptive to informal requests to revisit the payment provisions requirements noted above. There are also recordkeeping requirements and compliance plan requirements in the 2019 Proposed Rule that will apply to us. The 2019 Proposed Revisions will go through a 90-day comment period after publication in the Federal Register.
In a separate CFPB proposal, the CFPB announced it is seeking a 15-month delay in the rule's August 19, 2019 compliance date to November 19, 2020 that would apply only to proposed rescinded ability-to-pay provisions. This second proposal has a 30-day comment period.
There is lingering controversy surrounding the leadership of the CFPB. Leandra English was elevated as Acting Deputy Director by Richard Cordray before he resigned in November 2017. Subsequently, the Trump Administration appointed Mick Mulvaney as Acting Director, a role he served until the confirmation of Kathy Kraninger as Director of the CFPB on December 6, 2018. Ms. English sued President Trump and Mr. Mulvaney to prevent Mr. Mulvaney from running the CFPB. Currently, Ms. English is appealing an Order denying her motion for a preliminary injunction. On January 23, 2018, the D.C. Circuit Court of Appeals granted Ms. English’s motion for an expedited review of her appeal. We do not know when the court will issue its ruling on the appeal and it is not clear what impact this case or the confirmation of Director Kraninger will have on the power and structure of the CFPB and the oversight of Elevate’s business.
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

Additionally, the Bureau has issued or anticipates issuing Requests for Information ("RFIs") on the following topics: CIDs, Use of Administrative Adjudications, Enforcement, Supervision, External Engagement, Complaint Reporting, Rulemaking Processes, Bureau Rules Not Under §1022(d) Assessment, Inherited Rules, Guidance and Implementation Support, Consumer Education and Consumer Inquiries. It is unclear what impact, if any, the above referenced Strategic Plan or the findings or outcomes of the RFIs will have on the oversight of Elevate’s business.

The FDIC has issued examination guidance affecting our Bank Partners and these or subsequent new rules and regulations could have a significant impact on our Bank-Originated Products.
The Bank-Originated Products are offered by Elevate's Bank Partners using technology, underwriting and marketing services provided by Elevate. Our Bank Partners are supervised and examined by both the states that charter them and the FDIC. If the FDIC or a state supervisory body considers any aspect of the Bank Products to be inconsistent with its guidance, the Bank Partners may be required to alter the product.
On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending as part of a package of materials designed to “improve the transparency and clarity of the FDIC’s supervisory policies and practices” and consumer compliance measures that FDIC-supervised institutions should follow when lending through a business relationship with a third party. The proposed guidance, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, including certain Bank Products.

The proposed guidance elaborates on previously issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform a significant aspect of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. Comments on the guidance were due October 27, 2016. While the guidance has never formally been adopted, it is our understanding that the FDIC has relied upon it in its examination of third-party lending arrangements.
On June 5, 2018, Jelena McWilliams was sworn in as the Chair of the FDIC. At this time, it is unclear what impact the incoming Chair will have on the FDIC's third-party lending policies governing the Bank Products.
The UK has imposed, and continues to impose, increased regulation of the high-cost short-term credit industry with the stated expectation that some firms will exit the market.
During the years ended December 31, 2018 and 2017, our UK operations represented 16% and 15%, respectively, of our consolidated total revenues. In the UK, we are subject to regulation by the FCA pursuant to the Financial Services and Markets Act 2000 (the “FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under such statutes, among other rules and regulations including the FCA Handbook, which collectively serve to transpose the obligations under the European Consumer Credit Directive into UK law.
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
In the period since the FCA acquired responsibility for the regulation of consumer credit in the UK in place of the Office of Fair Trading (the "OFT") in April 2014, there have been a large number of new regulations affecting our UK product offerings. These include the introduction of a rate cap, a prohibition on certain types of line of credit products, the establishment of a price comparison website, and restrictions on payment processing activities, among other changes. The rate cap imposes a maximum interest rate of 0.8% per day and maximum late payment fee of £15; the total amount charged for the loan, including all default charges, must not exceed 100% of the capital sum originally borrowed. This rule translates to a maximum rate of £24 for every £100 borrowed for a 30-day period, or 0.8% per day. The maximum fees that can be earned on the loan (through interest, default fees, and late interest) ensure that a consumer cannot pay back more than twice the amount of principal borrowed.
In July 2017, the FCA announced that it had reviewed the impact of the 0.8% per day price cap and concluded that the current price cap will be left in place. The FCA will review the price cap again in 2020.  Further, the FCA found that regulation of high-cost short-term credit, including the price cap, has led to substantial benefits to consumers. The FCA validated concerns about specific products and segments of the high-cost credit market, including unarranged overdrafts and long-term use of high-cost credit and the rent-to-own, home-collected credit and catalog credit markets. In May 2018, the FCA published the outcome of its high-cost credit review and proposed changes to its regulations of overdrafts, the rent-to-own market, home-collected credit, catalogue credit and store cards. No recommendations were made concerning the high-cost short-term credit loan market. Separately, the FCA has asked companies to review their lending practices regarding repeat borrowing to ensure such lending practices reflect decisions made by the Financial Ombudsman Service. Our UK business has undertaken this exercise and has invited the FCA to discuss its findings. While we believe that our UK business has implemented lending practices for repeat borrowing that are compliant with regulatory requirements, if the FCA were to impose a cap on a number of times a consumer of our Sunny product can borrow from us, this could have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows.

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
The case law involving whether an originating lender, on the one hand, or third-parties, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to Elastic, or Rise in Ohio, Texas or FinWise states, loans could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If Republic Bank, FinWise Bank or the CSO lenders in Ohio or Texas were subject to such a lawsuit, they may elect to terminate their relationship with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate the programs.
On August 13, 2018, the California Supreme Court in Eduardo De La Torre, et al. v. CashCall, Inc., held that interest rates on consumer loans of $2,500 or more could be found unconscionable under section 22302 of the California Financial Code ("CFC"), despite not being subject to certain statutory interest rate caps and that such a finding requires a full unconsionability analysis, which is fact-intensive.  The Supreme Court did not hold that any particular loan or loans were unconscionable. In its opinion, the Supreme Court noted that the unconscionability determination is not an easy one, that high interest rates may indeed be justified for higher risk borrowers. As a result of the California Supreme Court’s ruling, the case was remanded to the Northern District of California. The Judge for the Northern District of California dismissed the case, on the basis that the unconsionability analysis and class action determination are matters of state law for evaluation by a state court.
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
The facts in CashCall, Navient and Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in CashCall, Navient or Madden, and we do not purchase whole loans or engage in business in states within the Second Circuit. However, to the extent that either the holdings in CashCall or Madden were broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us and were successful, or we were otherwise found to be the "true lender," we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
Recently, the Colorado Attorney General recently filed complaints in state court against marketplace lenders Marlette Funding LLC and Avant of Colorado LLC on behalf of the administrator of Colorado’s Uniform Consumer Credit Code (UCCC), alleging violations of the UCCC based on “true lender” and loan assignment cases with respect to lending programs sponsored by WebBank and Cross River Bank, respectively. The complaints allege that the non-bank service providers, Marlette Funding LLC and Avant of Colorado LLC - rather than WebBank and Cross River Bank, are the "true lenders," and therefore subject to Colorado usury limits. Efforts by Avant and Marlette Funding to remove the cases to federal court and efforts by Cross River Bank and WebBank seeking declaratory judgments against the administrator of Colorado's UCCC failed (although both Cross River Bank and WebBank filed appeals with the Tenth Circuit). At this time, it is unknown what the outcome of these cases will be and whether any conclusions of law would be applied outside Colorado. However, recently in November 2018, the administrator of Colorado's UCCC amended its complaints against Avant and Marlette Funding to add additional parties (the securitization trusts that acquired the loans originated under the bank partnerships Avant and Marlette Funding have with Cross River Bank and WebBank) alleging violations of Colorado's UCCC related to the finance charges and fees received by the securitization trusts. Another marketplace lender, Kabbage, Inc. and its bank, Celtic Bank, have been sued in Massachusetts federal court with the defendant alleging that Kabbage, not Celtic Bank, is the “true lender.”

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
A number of proposals have recently been implemented or are pending before federal, state, and international legislative and regulatory bodies that could impose new obligations in areas such as privacy. For example, the European Union's new General Data Protection Regulation ("GDPR") was implemented in the UK in May 28, 2018. The GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the "right to be forgotten," by having their records erased. Penalties for non-compliance with the GDPR are significant, with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year.
In addition, the 4th European Union's anti-money laundering directive (2015/849/EC) came into effect in June 2017 and requires changes to customer due diligence assessments and greater focus on a risk-based approach.
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

On May 28, 2018, our UK business became subject to the GDPR. As described above in "—Our business is subject to complex and evolving US and international laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement or otherwise harm our business," the GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the “right to be forgotten,” by having their records erased. Penalties for non-compliance with the GDPR are significant with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. There are also strict rules on the use of credit reference data under the CCA regulations and the CONC. We are also subject to laws limiting the transfer of personal data from the European Economic Area to non-European Economic Area countries or territories. There are also strict rules on the instigation of electronic communications such as email, text message and telephone calls under the Privacy and Electronic Communications (EC Directive) Regulations 2003, which prohibit unsolicited direct marketing by electronic means without express consent, as well as the monitoring of devices. When the UK leaves the European Union, it is expected that the UK will establish a new framework for data flow between the UK and the US or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the UK. We expect to comply with any framework established by the UK for the transfer of personal data into and out of the UK but can provide no assurances as to whether such regulation will be more or less burdensome than the GDPR and other European Union regulations, and we may incur significant costs in transitioning to any new regulatory model.
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
We depend in part on marketing affiliates as a source of new customers for us and, with respect to the Bank Products, for the originating lender and credit card issuer. Our marketing affiliates place our advertisements on their websites that direct potential customers to our websites. As a result, the success of our business depends in part on the willingness and ability of marketing affiliates to provide us customer referrals at acceptable prices.
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
The price of our common stock may be volatile, and the value of your investment could decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•
announcements of new products, services or technologies, relationships with strategic partners or acquisitions or changes in the timing of such anticipated events; of the termination of, or material changes to, material agreements; or of other events by us or our competitors;

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
If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
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
We have never declared or paid any dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. In addition, pursuant to our financing agreement, we are prohibited from paying cash dividends without the prior consent of VPC, and we may be further restricted in the future by debt or other agreements we enter into. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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
Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules and regulations. Pursuant to Section 404, our management is required to report on, and, if we cease to be an emerging growth company, our independent registered public accounting firm will have to attest to the effectiveness of, our internal control over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective if we fail to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may conclude that our internal controls over financial reporting are not effective. In the future, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards may be modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act, and may suffer adverse regulatory consequences or violations of listing standards. Any of the above could also result in a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
The Company leases its corporate headquarters in Fort Worth, Texas pursuant to a lease that expires September 30, 2023 and covers 94,979 square feet. We also lease approximately 52,589 square feet of office space in Addison, Texas pursuant to a lease that expires June 30, 2026; approximately 8,972 square feet of office space in San Diego, California pursuant to a lease that expires June 30, 2024; approximately 6,500 square feet of office space in London, UK pursuant to a lease that expires December 31, 2019; and approximately 6,447 square feet of office space in Bury St. Edmunds, UK, pursuant to a lease that expires March 24, 2019.

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
Stockholders
There were 50 stockholders of record of Elevate common stock as of March 6, 2019.
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

Performance Graph
The following graph shows a comparison of the cumulative total shareholder return for our common stock to the total shareholder return for the S&P SmallCap 600® Index and with our peer group from April 6, 2017 (the date our common stock began trading on the NYSE) through December 31, 2018. This data assumes an investment of $100 in each of our common stock and the two indices on April 6, 2017 and that all dividends were reinvested. Our peer group index is comprised of Aaron's, Inc. (AAN), Alliance Data Systems (ADS), America's Car-Mart (CRMT), Capital One Financial (COF), Conn's, Inc. (CONN), Discover Financial Services (DFS), Enova International, Inc. (ENVA), FirstCash, Inc. (FCFS), LendingClub Corporation (LC), On Deck Capital (ONDK), OneMain Holdings (OMF), Regional Management (RM), Rent-A-Center (RCII), Santander Consumer USA (SC) and World Acceptance Corp (WRLD). The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Indexed Returns
	Elevate Credit, Inc.	Peer Group	S&P SmallCap 600
April 6, 2017	$100	$100	$100
June 30, 2017	122	102	103
September 30, 2017	94	107	109
December 31, 2017	116	127	113
March 31, 2018	109	123	113
June 30, 2018	130	128	123
September 30, 2018	124	134	128
December 31, 2018	69	105	102

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Issuer Purchases of Equity Securities
We purchased no shares of our common stock during the three months ended December 31, 2018.

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

Consolidated statements of operations data (dollars in thousands, except share and per share amounts)	For the years ended December 31,
	2018	2017	2016	2015

Revenues	$786,682	$673,132	$580,441	$434,006
Cost of sales:
Provision for loan losses	411,979	357,574	317,821	232,650
Direct marketing costs	77,605	72,222	65,190	61,032
Other cost of sales	26,359	20,536	17,433	15,197
Total cost of sales	515,943	450,332	400,444	308,879
Gross profit	270,739	222,800	179,997	125,127
Operating expenses:
Compensation and benefits	94,382	81,969	65,657	60,568
Professional services	35,864	32,848	30,659	25,134
Selling and marketing	9,435	8,353	9,684	7,567
Occupancy and equipment	17,547	13,895	11,475	9,690
Depreciation and amortization	12,988	10,272	10,906	8,898
Other	5,649	4,600	3,812	4,303
Total operating expenses	175,865	151,937	132,193	116,160
Operating income	94,874	70,863	47,804	8,967
Other income (expense):
Net interest expense	(79,198)	(73,043)	(64,277)	(36,674)
Foreign currency transaction gain (loss)	(1,409)	2,900	(8,809)	(2,385)
Non-operating income (loss)	(350)	2,295	(43)	5,523
Total other expense	(80,957)	(67,848)	(73,129)	(33,536)
Income (loss) before taxes	13,917	3,015	(25,325)	(24,569)
Income tax expense (benefit)	1,408	9,931	(2,952)	(4,658)
Net income (loss)	$12,509	$(6,916)	$(22,373)	$(19,911)
Basic income (loss) per share	$0.29	$(0.20)	$(1.74)	$(1.59)
Diluted income (loss) per share	$0.28	$(0.20)	$(1.74)	$(1.59)
Basic weighted average shares outstanding	42,791,061	33,911,520	12,894,262	12,525,847
Diluted weighted average shares outstanding	44,299,304	33,911,520	12,894,262	12,525,847

Adjustments to arrive at Adjusted EBITDA:
Net income (loss)	$12,509	$(6,916)	$(22,373)	$(19,911)
Net interest expense	79,198	73,043	64,277	36,674
Share-based compensation	8,233	6,318	1,707	847
Foreign currency transaction (gains) losses	1,409	(2,900)	8,809	2,385
Depreciation and amortization	12,988	10,272	10,906	8,898
Non-operating (income) loss	350	(2,295)	43	(5,523)
Income tax expense (benefit)	1,408	9,931	(2,952)	(4,658)
Adjusted EBITDA(1)	$116,095	$87,453	$60,417	$18,712

	As of and for the years ended December 31,
Other financial and operational data (dollars in thousands, except as noted)	2018	2017	2016	2015

Free cash flow(2)	$15,460	$16,741	$19,930	$(29,054)
Number of new customer loans	316,483	305,186	277,637	238,238
Ending number of combined loans outstanding	398,604	361,972	289,193	222,723
Customer acquisition costs (in dollars)	$245	$237	$235	$256

Net charge-offs(3)	$409,160	$347,010	$299,700	$214,795
Additional provision for loan losses(3)	2,819	10,564	18,121	17,855
Provision for loan losses	$411,979	$357,574	$317,821	$232,650
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(4)	11%	10%	12%	12%
Net charge-offs as a percentage of revenues	52%	52%	52%	49%
Total provision for loan losses as a percentage of revenues	52%	53%	55%	54%
Combined loan loss reserve(5)	$96,052	$93,789	$82,376	$65,784
Combined loan loss reserve as a percentage of combined loans receivable(5)	14%	14%	16%	17%
Effective APR of combined loan portfolio	129%	131%	146%	173%
Ending combined loans receivable – principal(4)	$648,538	$618,375	$481,210	$356,069

(1)
Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). Adjusted EBITDA represents our net income (loss), adjusted to exclude: net interest expense primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund or purchase loans; foreign currency gains and losses associated with our UK operations; depreciation and amortization expense on fixed assets and intangible assets; share-based compensation; non-operating income and losses associated with fair value adjustments, dispositions and adjustments to contingent consideration payable related to companies previously acquired prior to the spin-off; and income taxes. See “Management’s discussion and analysis of financial condition and results of operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with US GAAP.

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

(4)
Combined loans receivable is defined as loans owned by the Company and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “Management’s discussion and analysis of financial condition and results of operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

(5)
Combined loan loss reserve is defined as the loan loss reserve for loans owned by the Company and consolidated VIEs plus the loan loss reserve for loans originated and owned by third-party lenders and guaranteed by the Company. See “Management’s discussion and analysis of financial condition and results of operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to loan loss reserve, the most directly comparable financial measure calculated in accordance with US GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” and "Note About Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic, Sunny and Today Card as Elevate’s loans, customers, information and data, irrespective of whether Elevate directly originates the credit to the customer or whether such credit is originated by a third party.
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.2 million customers with $6.7 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We earn revenues on the Rise and Sunny installment loans, on the Rise and Elastic lines of credit and on the Today Card credit card product. Our revenue primarily consists of finance charges and line of credit fees. Finance charges are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. Line of credit fees are recognized when they are assessed and recorded to revenue over the life of the loan. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and by our bank partners that license our brands, Republic Bank and FinWise Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with US GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”
We have experienced rapid growth since launching our current generation of product offerings. Since their introduction, through December 31, 2018, Rise, Elastic, Sunny and Today Card, together, have provided approximately $5.2 billion in credit to more than 1.4 million customers and generated strong growth in revenues and loans outstanding. Our revenues for the year ended December 31, 2018 grew 17% compared to revenues for 2017. Our combined loan principal balances grew 5% from $618.4 million as of December 31, 2017 to $648.5 million as of December 31, 2018. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”

During the year ended December 31, 2018, we experienced delays in rolling out new technology and credit models that are needed to drive continued improvements in credit quality for our US products. As a result of these and other issues, new customer acquisition and credit quality were both relatively flat with the prior year and anticipated improvements in margins were not realized. Additionally, we experienced a significant increase in UK costs related to complaints by claims management companies as well as higher legal costs related to several company initiatives. We expect to implement the new technology and credit models during the first half of 2019, with full benefits realized by the second quarter of 2019.

We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to approximately $433 million at December 31, 2018. On February 7, 2019, both the VPC Facility and the ESPV Facility were amended to, among other things: reduce the facilities’ pricing; provide over $1 billion in commitments split between the various VPC facilities; provide for a 20% revolver in the first quarter of each year for each product facility and a 25 bps reduction in cost of funds in both 2020 and 2021 subject to meeting certain net income thresholds; and extend the maturity date to January 1, 2024 (except for the $35 million in 4th Tranche Term Note which continues to have a maturity date of February 2021). The February 7, 2019 amendments also provided for additional financial covenants applicable to the Company under the facilities. See “—Liquidity and Capital Resources—Debt facilities.”
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 16 states. FinWise Bank retains 5% of the balances of all loans originated and then sells a 95% loan participation in those Rise installment loans to a third-party special purpose vehicle, EF SPV, Ltd. ("EF SPV"). We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against the Rise installment loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of EF SPV and is required to consolidate the financial results of EF SPV as a variable interest entity in its consolidated financial results. The consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV. These loan participation purchases are funded through the VPC Facility and through cash flows from operations generated by EF SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a variable interest entity in its consolidated financial results.

The ESPV Facility has been amended several times and the original commitment amount of $50 million has grown to $250 million as of December 31, 2018. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue growth.   Revenues increased by $113.6 million, or 17%, from $673.1 million for the year ended December 31, 2017 to $786.7 million for the year ended December 31, 2018.  For the year ended December 31, 2017, our total revenues increased 16% as compared to 2016, increasing from $580.4 million to $673.1 million. Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion).

•
Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have continued to maintain stable credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, net charge-offs as a percentage of average combined loans receivable - principal, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

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

Revenue growth

	As of and for the years ended December 31,
Revenue growth metrics (dollars in thousands, except as noted)	2018	2017	2016
Revenues	$786,682	$673,132	$580,441
Period-over-period revenue growth	17%	16%	34%
Ending combined loans receivable – principal(1)	648,538	618,375	481,210
Average combined loans receivable – principal(1)(2)	607,743	506,928	395,216
Total combined loans originated – principal	1,498,351	1,318,338	1,078,180
Average customer loan balance (in dollars)(3)	1,627	1,708	1,664
Number of new customer loans	316,483	305,186	277,637
Ending number of combined loans outstanding	398,604	361,972	289,193
Customer acquisition costs (in dollars)	$245	$237	$235
Effective APR of combined loan portfolio	129%	131%	146%
_________

(1)
Combined loans receivable is defined as loans owned by the Company and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP financial measures” for more information and for a reconciliation of combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

(2)	Average combined loans receivable – principal is calculated using an average of daily principal balances.

(3)
Average customer loan balance is a weighted average of all three products and is calculated for each product by dividing the ending combined loans receivable – principal by the number of loans outstanding at period end (excluding Today Card as balances are immaterial).

Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), finance charges on Sunny installment loans and revenues earned on the Rise and Elastic lines of credit. Finance charge and fee revenues from the recently test launched Today Card credit card product were immaterial. See “—Components of our Results of Operations—Revenues.”
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank) and the 95% participation in FinWise originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our consolidated balance sheets.
Total combined loans originated- principal.    The amount of loans originated in a period is driven primarily by loans to new customers as well as new loans to prior customers, including refinancings of existing loans to customers in good standing.

Average customer loan balance and effective APR of combined loan portfolio.    The average loan amount and its related APR are based on the product and the underlying credit quality of the customer. Generally, better credit quality customers are offered higher loan amounts at lower APRs. Additionally, new customers have more potential risk of loss than prior or existing customers due to lack of payment history and the potential for fraud. As a result, newer customers typically will have lower loan amounts and higher APRs to compensate for that additional risk of loss. The effective APR is calculated based on the actual amount of finance charges generated from a customer loan divided by the average outstanding balance for the loan and can be lower than the stated APR on the loan due to waived finance charges and other reasons. For example, a Rise customer may receive a $2,000 installment loan with a term of 24 months and a stated rate of 180%. In this example, the customer’s monthly installment loan payment would be $310.86. As the customer can prepay the loan balance at any time with no additional fees or early payment penalty, the customer pays the loan in full in month eight. The customer’s loan earns interest of $2,337.81 over the eight-month period and has an average outstanding balance of $1,948.17. The effective APR for this loan is 180% over the eight-month period calculated as follows:

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

The following tables summarize the changes in customer loans by product for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31, 2018
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	111,860	99,820	211,680	104,803	316,483
Former customer loans originated	86,278	746	87,024	—	87,024
Attrition	(196,170)	(74,841)	(271,011)	(95,864)	(366,875)
Ending number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
Customer acquisition cost	$275	$240	$259	$218	$245
Average customer loan balance	$2,167	$1,746	$1,940	$544	$1,627

	Year ended December 31, 2017
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	116,030	110,145	226,175	79,011	305,186
Former customer loans originated	71,109	—	71,109	—	71,109
Attrition	(168,345)	(58,626)	(226,971)	(76,545)	(303,516)
Ending number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
Customer acquisition cost	$281	$182	$233	$249	$237
Average customer loan balance	$2,276	$1,784	$2,030	$584	$1,708

	Year Ended December 31, 2016
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	118,222	36,487	154,709	68,014	222,723
New customer loans originated	109,686	82,880	192,566	85,071	277,637
Former customer loans originated	81,174	112	81,286	—	81,286
Attrition	(187,086)	(30,326)	(217,412)	(75,041)	(292,453)
Ending number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
Customer acquisition cost	$278	$152	$224	$259	$235
Average customer loan balance	$2,196	$1,909	$2,075	$551	$1,664
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Recent trends.    Our revenues for the year ended December 31, 2018 totaled $786.7 million, up 17% versus the year ended December 31, 2017. Our revenues for the year ended December 31, 2017 totaled $673.1 million, up 16% versus the year ended December 31, 2016. This growth in revenues was driven by a 20% and 28% increase in our average combined loans receivable - principal balance for 2018 and 2017, respectively, as we continued to expand our customer base, with the ending number of combined loans outstanding increasing 10% as of December 31, 2018 over the prior year amount. In particular, our Elastic line of credit product had approximately 18% more customer loans outstanding as of December 31, 2018 as compared to a year ago.

The growth in loan balances drove the increase in revenues for the year ended December 31, 2018, offset in part by a decrease in the average APR on the loan portfolio, which declined to 129% during the year ended December 31, 2018 from 131% during the prior year period. In addition, a similar trend took place for the year ended December 31, 2017 with APR declining to 131% during the year ended December 31, 2017 from 146% during the year ended December 31, 2016. This decrease in the average APR resulted primarily from a shift in the mix of our loan portfolio. Elastic, which has grown significantly in volume and as a proportion of our portfolio since 2015, had an average effective APR of approximately 97% during the year ended December 31, 2018 compared to Rise installment, which has an average effective APR of approximately 138% during the year ended December 31, 2018, contributing to the overall reduction in the consolidated APR.
Our CAC during the years ended December 31, 2018 and 2017 was below our targeted range of $250 to $300, even as we acquired more new customers during each of those years. We believe our CAC in future years will continue to be below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and benefit from the expansion of the Rise product in an additional 16 states through the FinWise Bank partnership.
Credit quality

	As of and for the years ended December 31,
Credit quality metrics (dollars in thousands)	2018	2017	2016
Net charge-offs(1)	$409,160	$347,010	$299,700
Additional provision for loan losses(1)	2,819	10,564	18,121
Provision for loan losses	$411,979	$357,574	317,821
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	11%	10%	12%
Net charge-offs as a percentage of revenues(1)	52%	52%	52%
Total provision for loan losses as a percentage of revenues	52%	53%	55%
Combined loan loss reserve(3)	$96,052	$93,789	$82,376
Combined loan loss reserve as a percentage of combined loans receivable(3)	14%	14%	16%
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

(2)
Combined loans receivable is defined as loans owned by the Company and consolidated VIEs plus loans originated and owned by third-party lenders. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

(3)
Combined loan loss reserve is defined as the loan loss reserve for loans originated and owned by the Company and consolidated VIEs plus the loan loss reserve for loans owned by third-party lenders and guaranteed by the Company. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to allowance for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	13%	12%	13%	14%
2017	15%	14%	12%	13%
2016	14%	13%	14%	15%

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

(3)
Combined loans receivable is defined as loans owned by the Company and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See "—Non-GAAP Financial Measures" for more information and for a reconciliation of combined loans receivable to loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the amount of gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric. Over the past three years, we have generally incurred net charge-offs as a percentage of revenues of approximately 52%.
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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise loans originated under the state lending model (including CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, during the past three years we have seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 13% and 17% depending on the overall mix of new, former and past due customer loans.

Recent trends.    For the year ended December 31, 2018, net charge-offs as a percentage of revenues totaled 52% and fluctuated within a quarterly range of 12% to 14% when measuring net principal charge-offs as a percentage of average combined loans receivable -principal. In balancing the growth, mix and credit quality of our loan portfolio, we aim to manage net charge-offs as a percentage of revenues between 45% and 55% on an annual basis. Over the past three years, our range of net charge-offs as a percentage of revenues is approximately 52% and was within our targeted range. We expect our annual net charge-offs as a percentage of revenues will trend lower in future periods due to continued improvements in our underwriting and the ongoing maturation of the loan portfolio, though there may be quarterly volatility in this metric. Total loan loss provision for the year ended December 31, 2018 was 52% of revenues, lower than 53% for the year ended December 31, 2017 due to slower loan growth in the fourth quarter of 2018 as compared to the same period in 2017.

The Company typically experiences strong loan growth and a corresponding increase in total loan loss provision during the second half of every year. However, during the fourth quarter of 2018 we slowed our loan growth. Sunny UK loan balances were kept relatively flat during the fourth quarter of 2018 due to the uncertainty regarding UK customer complaints. During the second half of 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the second half of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims against us are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, expects to begin regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. While our UK complaint volume dropped approximately 50% in the fourth quarter of 2018 from its peak volume in August 2018, we continue to remain cautious about materially increasing Sunny loan balances until there is more regulatory certainty regarding the UK complaint process.

Rise loan balances were up modestly at December 31, 2018 from December 31, 2017. We experienced very strong loan growth during the fourth quarter of 2018 from our new FinWise Bank partnership, originating $31 million in loans from one direct mail drop. Initial credit quality results are in line with our expectations and the loans are performing slightly better than our targeted first payment default rates. Additionally, the CAC on the new FinWise customers was very low, less than $150 which is well below our targeted range of $250 to $300. Any time we roll out an existing product to new states we expect good credit quality and a high customer response rate resulting in a low CAC. This loan growth from our new FinWise partnership helped offset the slowdown in growth from our state-licensed Rise loan portfolio due to delays in our roll-out of new underwriting models.

Lastly, the Elastic product also experienced modest loan growth during the fourth quarter of 2018. We do not expect Elastic loan balances to materially grow until its new credit model is rolled out during the first half of 2019.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14%, 14% and 16% as of December 31, 2018, 2017 and 2016, respectively, a result of our stable credit quality and ongoing maturation of the loan portfolio. Past due loan balances were 11% of total combined loans receivable - principal, slightly higher than 10% a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through December 31, 2018 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with 2017 performing the best of our historical vintages. The 2018 loan vintage, while still early in its life cycle, is performing slightly worse than 2017 but within our targeted range of 25% to 30%. We are prioritizing the roll out of our next generation of credit scores and strategies in early 2019 so that we can continue to drive loss rates lower in coming years.

(1) The 2018 vintage is not yet fully mature from a loss perspective.

Margins

	Twelve Months Ended December 31,
Margin metrics (dollars in thousands)	2018	2017	2016

Revenues	$786,682	$673,132	$580,441
Net charge-offs(1)	(409,160)	(347,010)	(299,700)
Additional provision for loan losses(1)	(2,819)	(10,564)	(18,121)
Direct marketing costs	(77,605)	(72,222)	(65,190)
Other cost of sales	(26,359)	(20,536)	(17,433)
Gross profit	270,739	222,800	179,997
Operating expenses	(175,865)	(151,937)	(132,193)
Operating income	$94,874	$70,863	$47,804
As a percentage of revenues:
Net charge-offs	52%	52%	52%
Additional provision for loan losses	—	2	3
Direct marketing costs	10	11	11
Other cost of sales	3	3	3
Gross margin	34	33	31
Operating expenses	22	23	23
Operating margin	12%	11%	8%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to grow our business while focusing on improving the credit quality and profitability of the portfolios.
Recent operating margin trends.    For the year ended December 31, 2018, our operating margin was 12%, which was an improvement from 11% in the prior year period and up from 8% in 2016.
As discussed previously, our additional loan loss provision was lower than normal in the fourth quarter of 2018 due to a slowdown in our loan growth. We expect stronger loan growth during the second half of 2019 than what we experienced in the second half of 2018, so our operating margin in 2019 may be impacted by the larger loan growth that would result in increased additional loan loss provision.
However, we also expect our overall operating margin to continue to expand during 2019, primarily due to lower direct marketing costs and operating expenses as a percentage of revenues as we continue to scale.
Our direct marketing expense as a percentage of revenue has declined over the past two years primarily due to two reasons. First, approximately 50% of our loan originations, on average each quarter, are from repeat customers, refinancings or Elastic customers utilizing additional funds on their line of credit. There is no direct marketing expense associated with any of these loan originations (all direct marketing expense is allocated to new customer loan originations). Thus, we are able to generate a significant amount of ongoing revenue from loan originations where we incur no additional direct marketing expense. As a result, year-over-year revenue growth was 17% for the year ended December 31, 2018, while direct marketing expenses increased only 7%. For the year ended December 31, 2017, year-over-year revenue growth was 16%, while direct marketing expenses increased only 11%.
Additionally, we continue to acquire new customers at a CAC lower than our targeted range of $250 to $300 while continuing to have growth in the number of new customers acquired each year. For the years ended 2018 and 2017, our CAC was $245 and $237.
Operating expenses as a percentage of revenues has declined over the past year. As we continue to further scale our business, we believe our operating expenses as a percentage of revenues should continue to decline to approximately 20% of revenues.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss), adjusted to exclude:

•	Net interest expense primarily associated with notes payable under the VPC Facility and ESPV Facility used to fund or purchase loans;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Gains and losses from fair value adjustments or dispositions included in non-operating income (losses); and

•	Income taxes.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income (loss)	$12,509	$(6,916)	$(22,373)
Adjustments:
Net interest expense	79,198	73,043	64,277
Share-based compensation	8,233	6,318	1,707
Foreign currency transaction (gains) losses	1,409	(2,900)	8,809
Depreciation and amortization	12,988	10,272	10,906
Non-operating (income) loss	350	(2,295)	43
Income tax expense (benefit)	1,408	9,931	(2,952)
Adjusted EBITDA	$116,095	$87,453	$60,417

Adjusted EBITDA margin	15%	13%	10%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2016

Net cash provided by operating activities(1)	$362,276	$308,688	$248,633
Adjustments:
Net charge-offs – combined principal loans	(319,326)	(275,192)	(220,390)
Capital expenditures	(27,490)	(16,755)	(8,313)
FCF	$15,460	$16,741	$19,930
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.

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

	Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2016

Net charge-offs	$409,160	$347,010	$299,700
Additional provision for loan losses	2,819	10,564	18,121
Provision for loan losses	$411,979	$357,574	$317,821
Combined loan information
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all of the loans originated and sells a 90% loan participation in the Elastic lines of credit to a third-party SPV, Elastic SPV. Elevate is required to consolidate Elastic SPV as a variable interest entity under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 90% of Elastic lines of credit originated by Republic Bank and sold to Elastic SPV.
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 16 states. FinWise Bank retains 5% of the balances of all originated loans and sells a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. We do not own EF SPV but we are required to consolidate EF SPV as a variable interest entity under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender; and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our consolidated balance sheets included elsewhere in this Annual Report on Form 10-K);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 1 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2016	2017				2018
(dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$387,142	$367,744	$403,944	$450,891	$514,147	$471,996	$493,908	$525,717	$543,405
Loans receivable – principal, past due, company owned	57,342	48,007	45,839	61,040	61,856	60,876	58,949	69,934	68,251
Loans receivable – principal, total, company owned	444,484	415,751	449,783	511,931	576,003	532,872	552,857	595,651	611,656
Loans receivable – finance charges, company owned	25,630	21,359	21,866	27,625	36,562	31,181	31,519	36,747	41,646
Loans receivable – company owned	470,114	437,110	471,649	539,556	612,565	564,053	584,376	632,398	653,302
Allowance for loan losses on loans receivable, company owned	(77,451)	(69,798)	(66,030)	(80,972)	(87,946)	(80,497)	(76,575)	(89,422)	(91,608)
Loans receivable, net, company owned	$392,663	$367,312	$405,619	$458,584	$524,619	$483,556	$507,801	$542,976	$561,694
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$34,466	$27,841	$30,210	$35,690	$41,220	$33,469	$35,114	$36,649	$35,529
Loans receivable – principal, past due, guaranteed by company	2,260	957	1,066	1,267	1,152	1,123	1,494	1,661	1,353
Loans receivable – principal, total, guaranteed by company(1)	36,726	28,798	31,276	36,957	42,372	34,592	36,608	38,310	36,882
Loans receivable – finance charges, guaranteed by company(2)	3,772	2,754	2,365	2,751	3,093	2,612	2,777	3,103	2,944
Loans receivable – guaranteed by company	40,498	31,552	33,641	39,708	45,465	37,204	39,385	41,413	39,826
Liability for losses on loans receivable, guaranteed by company	(4,925)	(3,565)	(3,810)	(5,097)	(5,843)	(3,749)	(3,956)	(4,510)	(4,444)
Loans receivable, net, guaranteed by company(3)	$35,573	$27,987	$29,831	$34,611	$39,622	$33,455	$35,429	$36,903	$35,382
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$421,608	$395,585	$434,154	$486,581	$555,367	$505,465	$529,022	$562,366	$578,934
Combined loans receivable – principal, past due	59,602	48,964	46,905	62,307	63,008	61,999	60,443	71,595	69,604
Combined loans receivable – principal	481,210	444,549	481,059	548,888	618,375	567,464	589,465	633,961	648,538
Combined loans receivable – finance charges	29,402	24,113	24,231	30,376	39,655	33,793	34,296	39,850	44,590
Combined loans receivable	$510,612	$468,662	$505,290	$579,264	$658,030	$601,257	$623,761	$673,811	$693,128

	2016	2017				2018
(dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(77,451)	$(69,798)	$(66,030)	$(80,972)	$(87,946)	$(80,497)	$(76,575)	$(89,422)	$(91,608)
Liability for losses on loans receivable, guaranteed by company	(4,925)	(3,565)	(3,810)	(5,097)	(5,843)	(3,749)	(3,956)	(4,510)	(4,444)
Combined loan loss reserve	$(82,376)	$(73,363)	$(69,840)	$(86,069)	$(93,789)	$(84,246)	$(80,531)	$(93,932)	$(96,052)
Combined loans receivable – principal, past due(3)	$59,602	$48,964	$46,905	$62,307	$63,008	$61,999	$60,443	$71,595	$69,604
Combined loans receivable – principal(3)	481,210	444,549	481,059	548,888	618,375	567,464	589,465	633,961	648,538
Percentage past due	12%	11%	10%	11%	10%	11%	10%	11%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	16%	16%	14%	15%	14%	14%	13%	14%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	16%	16%	14%	15%	14%	14%	13%	14%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees, finance charges on Sunny installment loans, cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from third-party lenders related to the Rise and Elastic products. See “—Overview” above for further information on the structure of Elastic. Finance charge and fee revenues related to the test launch of the Today Card credit card product were immaterial.
Cost of sales
Provision for loan losses.    Provision for loan losses consists of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans and lines of credit, and interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the year ended December 31, 2018, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense. For the year ended December 31, 2017, net interest expense also included amortization of the debt discount for the Convertible Term Notes.

Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd. ("ECI"), primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income.    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives and losses from dispositions of capitalized software and other property and equipment.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Years ended December 31,
Consolidated statements of operations data (dollars in thousands)	2018	2017	2016

Revenues	$786,682	$673,132	$580,441
Cost of sales:
Provision for loan losses	411,979	357,574	317,821
Direct marketing costs	77,605	72,222	65,190
Other cost of sales	26,359	20,536	17,433
Total cost of sales	515,943	450,332	400,444
Gross profit	270,739	222,800	179,997
Operating expenses:
Compensation and benefits	94,382	81,969	65,657
Professional services	35,864	32,848	30,659
Selling and marketing	9,435	8,353	9,684
Occupancy and equipment	17,547	13,895	11,475
Depreciation and amortization	12,988	10,272	10,906
Other	5,649	4,600	3,812
Total operating expenses	175,865	151,937	132,193
Operating income	94,874	70,863	47,804
Other income (expense):
Net interest expense	(79,198)	(73,043)	(64,277)
Foreign currency transaction gain (loss)	(1,409)	2,900	(8,809)
Non-operating income (loss)	(350)	2,295	(43)
Total other expense	(80,957)	(67,848)	(73,129)
Income (loss) before taxes	13,917	3,015	(25,325)
Income tax expense (benefit)	1,408	9,931	(2,952)
Net income (loss)	$12,509	$(6,916)	$(22,373)

	Years ended December 31,
As a percentage of revenues	2018	2017	2016

Cost of sales:
Provision for loan losses	52%	53%	55%
Direct marketing costs	10	11	11
Other cost of sales	3	3	3
Total cost of sales	66	67	69
Gross profit	34	33	31
Operating expenses:
Compensation and benefits	12	12	11
Professional services	5	5	5
Selling and marketing	1	1	2
Occupancy and equipment	2	2	2
Depreciation and amortization	2	2	2
Other	1	1	1
Total operating expenses	22	23	23
Operating income	12	11	8
Other income (expense):
Net interest expense	(10)	(11)	(11)
Foreign currency transaction gain (loss)	—	—	(2)
Non-operating income (loss)	—	—	—
Total other expense	(10)	(10)	(13)
Income (loss) before taxes	2	—	(4)
Income tax expense (benefit)	—	1	(1)
Net income (loss)	2%	(1)%	(4)%
Comparison of the years ended December 31, 2018 and 2017
Revenues

	Years ended December 31,
	2018		2017		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$782,473	99%	$666,554	99%	$115,919	17%
Other	4,209	1	6,578	1	(2,369)	(36)
Revenues	$786,682	100%	$673,132	100%	$113,550	17%

Revenues increased by $113.6 million, or 17%, from $673.1 million for the year ended December 31, 2017 to $786.7 million for the year ended December 31, 2018. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances. The decrease in Other revenues was due primarily to a decrease in marketing and licensing fees related to the Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year ended December 31, 2018
(dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$293,413	$262,537	$555,950	$51,793	$607,743
Effective APR	138%	97%	119%	237%	129%
Finance charges	$405,224	$254,561	$659,785	$122,688	$782,473
Other	2,187	1,745	3,932	277	4,209
Total revenue	$407,411	$256,306	$663,717	$122,965	$786,682

	Year ended December 31, 2017
(dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$261,101	$202,530	$463,631	$43,297	$506,928
Effective APR	141%	97%	122%	237%	131%
Finance charges	$368,453	$195,592	$564,045	$102,509	$666,554
Other	4,345	1,926	6,271	307	6,578
Total revenue	$372,798	$197,518	$570,316	$102,816	$673,132

 _________

(1)	Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company's consolidated financial statements.

(2)	Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

(3)
Average combined loans receivable – principal is calculated using daily principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this Annual Report on Form 10-K for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

During the year ended December 31, 2018, our average combined loans receivable – principal increased $100.8 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $130.1 million during the year ended December 31, 2018 compared to the prior year. This increase was partially offset by a $10.1 million decrease due to a reduction in our average APR.

Cost of sales

	Years ended December 31,				Period-to-period change
	2018		2017
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$411,979	52%	$357,574	53%	$54,405	15%
Direct marketing costs	77,605	10	72,222	11	5,383	7
Other cost of sales	26,359	3	20,536	3	5,823	28
Total cost of sales	$515,943	66%	$450,332	67%	$65,611	15%
Provision for loan losses.    Provision for loan losses increased by $54.4 million, or 15%, from $357.6 million for the year ended December 31, 2017 to $412.0 million for the year ended December 31, 2018 primarily due to a $62.2 million increase in net charge-offs resulting from an increase in the overall loan portfolio. This increase was accompanied by a decrease of $7.7 million in the additional provision for loan losses due to slower loan growth in the fourth quarter of 2018.
The tables below break out these changes by loan product:

	Year ended December 31, 2018
(dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(228,569)	(131,719)	(360,288)	(48,872)	(409,160)
Provision for loan losses	223,299	138,899	362,198	49,781	411,979
Effect of foreign currency	—	—	—	(556)	(556)
Ending balance	$50,597	$36,050	$86,647	$9,405	$96,052
Combined loans receivable(2)(3)	$333,001	$303,418	$636,419	$56,709	$693,128
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	14%	17%	14%
Net charge-offs as a percentage of revenues	56%	51%	54%	40%	52%
Provision for loan losses as a percentage of revenues	55%	54%	55%	40%	52%

	Year ended December 31, 2017
(dollars in thousands)	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$53,336	$19,389	$72,725	$9,651	$82,376
Net charge-offs	(209,533)	(99,283)	(308,816)	(38,194)	(347,010)
Provision for loan losses	212,064	108,764	320,828	36,746	357,574
Effect of foreign currency	—	—	—	849	849
Ending balance	$55,867	$28,870	$84,737	$9,052	$93,789
Combined loans receivable(2)(3)	$342,652	$261,222	$603,874	$54,156	$658,030
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	11%	14%	17%	14%
Net charge-offs as a percentage of revenues	56%	50%	54%	37%	52%
Provision for loan losses as a percentage of revenues	57%	55%	56%	36%	53%

 _________

(1)	Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

(2)
Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

(3)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

Net charge-offs increased $62.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to loan growth in the Elastic product during 2018. Net charge-offs as a percentage of revenues for the year ended December 31, 2018 totaled 52%, which was consistent with the prior year and within our targeted range of 45% to 55% as discussed in "—Key Financial and Operating Metrics—Credit quality" above. Our net principal charge-offs as a percentage of average combined loans receivable - principal ranged from 12% to 14% for each quarter in 2018 as compared to 12% to 15% for each quarter in 2017. Loan loss provision for the year ended December 31, 2018 totaled 52% of revenues, down from 53% for the year ended December 31, 2017 due to slower loan growth in the fourth quarter of 2018 as compared to the same period in 2017. Our combined loan loss reserve as a percentage of ending combined loans receivable remained flat at 14% at December 31, 2018 compared with December 31, 2017.
Direct marketing costs.    Direct marketing costs increased by $5.4 million, or 7%, from $72.2 million for the year ended December 31, 2017 to $77.6 million for the year ended December 31, 2018. This increase was driven by growth in the number of new customers acquired, which increased to 316,483 for the year ended December 31, 2018 compared to 305,186 during the year ended December 31, 2017, with the growth in 2018 primarily coming from the Sunny product. The resulting CAC slightly increased by $8, or 3%, increasing to $245 from $237 in the prior year, primarily due to an increase in CAC for Elastic as we expanded our strategic partner channel in 2018.

Other cost of sales.    Other cost of sales increased by $5.8 million, or 28%, from $20.5 million for the year ended December 31, 2017 to $26.4 million for the year ended December 31, 2018 due to increased affordability claim settlement expense related to the Sunny product.

Operating expenses

	Years ended December 31,				Period-to-period change
	2018		2017
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$94,382	12%	$81,969	12%	$12,413	15%
Professional services	35,864	5	32,848	5	3,016	9
Selling and marketing	9,435	1	8,353	1	1,082	13
Occupancy and equipment	17,547	2	13,895	2	3,652	26
Depreciation and amortization	12,988	2	10,272	2	2,716	26
Other	5,649	1	4,600	1	1,049	23
Total operating expenses	$175,865	22%	$151,937	23%	$23,928	16%

Compensation and benefits.    Compensation and benefits increased by $12.4 million, or 15%, from $82.0 million for the year ended December 31, 2017 to $94.4 million for the year ended December 31, 2018 primarily due to an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services increased by $3.0 million, or 9%, from $32.8 million for the year ended December 31, 2017 to $35.9 million for the year ended December 31, 2018 primarily due to increased legal expenses related to several Company initiatives.
Selling and marketing.    Selling and marketing increased by $1.1 million, or 13%, from $8.4 million for the year ended December 31, 2017 to $9.4 million for the year ended December 31, 2018 primarily due to increased credit monitoring services offered to our customers.
Occupancy and equipment.    Occupancy and equipment increased by $3.7 million, or 26%, from $13.9 million for the year ended December 31, 2017 to $17.5 million for the year ended December 31, 2018 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $2.7 million, or 26%, from $10.3 million for the year ended December 31, 2017 to $13.0 million for the year ended December 31, 2018 primarily due to increased purchases of property and equipment and internally developed software capitalization.
Other expenses.    Other expenses increased by $1.0 million, or 23%, from $4.6 million for the year ended December 31, 2017 to $5.6 million for the year ended December 31, 2018 due to costs associated with growing our business.

 Net interest expense

	Years ended December 31,				Period-to-period change
	2018		2017
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$79,198	10%	$73,043	11%	$6,155	8%

Net interest expense increased $6.2 million, or 8%, during the year ended December 31, 2018 versus the year ended December 31, 2017. At December 31, 2017, we had an average balance of $482.3 million in notes payable outstanding under our debt facilities, which increased to $534.9 million at December 31, 2018, resulting in additional interest expense of approximately $7.8 million, which was partially offset by a decrease of $1.6 million due to a lower cost of funds. Our average effective cost of funds on our notes payable outstanding decreased to 14.8% from 15.2% on an unadjusted basis for the years ended December 31, 2018 and 2017. The cost of funds decreased for the VPC Facility as a result of a rate reduction on the UK Term Note, partially offset by a rate increase due to the conversion of the Convertible Term Notes to the 4th Tranche Term Note. The cost of funds increased for the ESPV Facility primarily due to borrowings on the higher-interest rate tranches. In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(dollars in thousands)	2018	2017

VPC Facility
Average facility balance during the period	$311,505	$307,369
Net interest expense	45,381	47,915
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	—	(1,974)
Net interest expense, as adjusted	$45,381	$45,941
Cost of funds	14.6%	15.6%
Cost of funds, as adjusted	14.6%	15.0%

ESPV Facility
Average facility balance during the period	$223,370	$174,974
Net interest expense	33,817	25,128
Cost of funds	15.1%	14.4%
Foreign currency transaction gain (loss)
During the year ended December 31, 2018, we realized a $1.4 million loss in foreign currency remeasurement primarily related to the debt facility that our UK entity, ECI, has with a third-party lender, VPC, which is partially denominated in US dollars. The foreign currency remeasurement gain for the year ended December 31, 2017 was $2.9 million and was realized due to the 2017 drop in the foreign exchange rate with the pound after the Brexit vote in June 2016.
Non-operating income (expense)
During the year ended December 31, 2018, we recognized $0.4 million in non-operating expenses related certain impairments and losses on disposals of fixed assets. During the year ended December 31, 2017, we recognized $2.3 million in non-operating income related to the change in fair value on the embedded derivative in the Convertible Term Notes, primarily related to the reduction of the derivative liability associated with the $14.9 million repayment on the Convertible Term Notes.

Income tax expense

	Years ended December 31,				Period-to-period change
	2018		2017
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$1,408	—%	$9,931	1%	$(8,523)	(86)%
Our income tax expense decreased $8.5 million, or 86%, from $9.9 million for the year ended December 31, 2017 to $1.4 million for the year ended December 31, 2018. A cumulative adjustment of $12.5 million was recognized in income tax expense in the year ended December 31, 2017, due to the impact of US tax reform law which was enacted in 2017 to reduce the US corporate tax rate from 35% to 21%. The Company's consolidated effective tax rates were 10% and 329%, while the Company's US effective tax rates were 9% and 219% for the years ended December 31, 2018 and 2017, respectively. Our US effective tax rates are different from the standard corporate federal income tax rate of 21% or 35%, as applicable, primarily due to our corporate state tax obligations in the states where we have lending activities, our permanent non-deductible items and the impact of R&D credits. The Company's US cash effective tax rate was approximately 2% for 2018. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK tax benefit has been recognized in the financial statements for the years ended December 31, 2018 and 2017.
Net income (loss)

	Years ended December 31,				Period-to-period change
	2018		2017
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$12,509	2%	$(6,916)	(1)%	$19,425	281%
Our net income increased $19.4 million, or 281%, from a net loss of $6.9 million for the year ended December 31, 2017 to net income of $12.5 million for the year ended December 31, 2018. This increase was due to an increase in revenue that resulted from an increase in our overall loan portfolio in addition to improved efficiencies as we continue to grow our business. In addition, in 2017, a $12.5 million one-time income tax expense charge was recognized related to the US tax reform law.

Comparison of the years ended December 31, 2017 and 2016
Revenues

	Years ended December 31,
	2017		2016		Period-to-period change
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$666,554	99%	$578,417	100%	$88,137	15%
Other	6,578	1	2,024	—	4,554	225
Revenues	$673,132	100%	$580,441	100%	$92,691	16%
Revenues increased by $92.7 million, or 16%, from $580.4 million for the year ended December 31, 2016 to $673.1 million for the year ended December 31, 2017. This growth in revenues was primarily attributable to increased finance charges driven by growth in our average loan balances, partially offset by a decrease in our overall APR, as illustrated in the tables below. In addition, the delay in the 2017 tax refund season cost us approximately $10 million of revenue growth in 2017. We also recognized approximately $5 million less revenue in 2017, primarily related to Elastic, resulting from the 2017 hurricanes. The September and October 2017 direct mail drops for acquiring Elastic customers, which we committed to in early August 2017, had much lower customer response rates in Texas and Florida. The increase in Other revenues was due to an increase in marketing and licensing fees received from the originating lenders related to the Elastic product and Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year ended December 31, 2017
(dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(2)	$261,101	$202,530	$463,631	$43,297	$506,928
Effective APR	141%	97%	122%	237%	131%
Finance charges	$368,453	$195,592	$564,045	$102,509	$666,554
Other	4,345	1,926	6,271	307	6,578
Total revenue	$372,798	$197,518	$570,316	$102,816	$673,132

	Year ended December 31, 2016
(dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(2)	$244,201	$109,892	$354,093	$41,123	$395,216
Effective APR	156%	91%	136%	233%	146%
Finance charges	$382,163	$100,276	$482,439	$95,978	$578,417
Other	572	1,451	2,023	1	2,024
Total revenue	$382,735	$101,727	$484,462	$95,979	$580,441

 _________

(1)	Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company's consolidated financial statements.

(2)
Average combined loans receivable – principal is calculated using daily principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this Annual Report on Form 10-K for a reconciliation of non-GAAP financial measures ot the most directly comparable financial measure calculated in accordance with US GAAP.

During the year ended December 31, 2017, our average combined loans receivable – principal increased $111.7 million compared to the prior year period as we continued to market our Rise, Sunny and Elastic products in the US and UK. As a result of the increased average combined loans receivable – principal, finance charges increased $146.3 million during the year ended December 31, 2017 compared to the prior year. This increase was offset by a $59.3 million decrease due to a reduction in our average APR due to the strong growth in Elastic, which has the lowest APR of the three products, and the state mix of new Rise loans favoring lower APR states such as Georgia and Illinois.

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

The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(dollars in thousands)	2017	2016

VPC Facility
Average facility balance during the period	$307,369	308,873
Net interest expense	47,915	50,119
Less: acceleration of debt discount associated with the repayment of the Convertible Term Note	(1,974)	—
Net interest expense, as adjusted	45,941	50,119
Cost of funds	15.6%	16.2%
Cost of funds, as adjusted	15.0%	16.2%

ESPV Facility
Average facility balance during the period	$174,974	$100,657
Net interest expense	25,128	14,158
Cost of funds	14.4%	14.1%
Foreign currency transaction gain (loss)
During the year ended December 31, 2017, we realized a $2.9 million gain in foreign currency remeasurement primarily related to the debt facility that our UK entity, ECI, has with a third-party lender, VPC, which is partially denominated in US dollars. The foreign currency remeasurement loss for the year ended December 31, 2016 was $8.8 million and was realized due to the drop in the foreign exchange rate with the pound after the Brexit vote in June 2016. We have reduced our exposure to foreign exchange gains or losses due to $11.1 million of the UK Term Note now being denominated in GBP.
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

Income tax expense (benefit)

	Years ended December 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$9,931	1%	$(2,952)	(1)%	$12,883	436%
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
Net loss

	Years ended December 31,				Period-to-period change
	2017		2016
(dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net loss	$(6,916)	(1)%	$(22,373)	(4)%	$(15,457)	(69)%
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

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available and other terms of the VPC Facility and to add a term note for EF SPV.

The VPC Facility provided the following term notes as of December 31, 2018:

•
US Term Note and EF SPV Term Note with a combined maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR with a 1% floor) plus 11% for the outstanding balance used to fund the Rise and EF SPV loan portfolios, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $240 million outstanding as of December 31, 2018.

•	UK Term Note with a maximum borrowing amount of approximately $48 million at a base rate (defined as the 3-month LIBOR rate) plus 14% used to fund the Sunny loan portfolio.

•	4th Tranche Term Note with a maximum borrowing amount of $35 million bearing interest at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% used to fund working capital.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge-off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 20% for any month and not greater than 17.5% for any two months during any three month period. Additionally, our corporate cash balance must exceed $5 million at all times, and the book value of the equity must exceed $5 million as of the last day of any calendar month. We were in compliance with all covenants as of December 31, 2018. There are no principal payments due or scheduled until the credit facility maturity date.

Our Convertible Term Notes were converted into the 4th Tranche Term Notes on January 30, 2018 per the terms of the VPC Facility. Additionally, the maturity of the Convertible Term Notes (due to their conversion to 4th Tranche Term Notes) was extended to February 1, 2021 and the debt discount on the Convertible Term Notes was fully amortized. Finally, the exit premium under the Convertible Term Notes of $2.0 million was due and paid on January 30, 2018. See Note 7—Notes Payable of our consolidated financial statements for additional information.
ESPV Facility
ESPV Facility Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015. The ESPV Facility provides for a maximum borrowing amount of $250 million. Interest is charged at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. All of the tiered rates will decrease by 1% effective July 1, 2019. As of December 31, 2018, the base rate of the ESPV Facility was 2.7361% per annum for the outstanding balance. Effective January 11, 2018, ESPV entered into an interest rate cap to hedge any interest rate risk associated with the 3-month LIBOR. The interest rate cap limits ESPV's exposure to increases in 3-month LIBOR up to 1.75% on a notional amount of $216 million through February 1, 2019. There are no principal payments due or scheduled until the credit facility maturity date of July 1, 2021.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including a maximum loan to value ratio of between 0.75 and 0.85, depending on the actual charge off rate as of the relevant measurement date, a maximum principal charge-off rate of not greater than 20%, determined by the product of the ratio of principal balances charged-off or past due to principal balances due for the current, 1-30 and 31-60 delinquency status periods determined as of the month of charge-off and the preceding two month period, and a maximum first payment default rate of not greater than 15% for any one calendar month and for two months during any three month period. We were in compliance with all covenants as of December 31, 2018.

Outstanding Notes Payable
The outstanding balance of notes payable as of December 31, 2018 is as follows:

(dollars in thousands)	Capacity	Usage
US Term Note bearing interest at 3-month LIBOR + 11%	$350,000	$250,000
UK Term Note bearing interest at 3-month LIBOR + 14%	48,000	39,196
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050	35,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	250,000	239,000
Total	$683,050	$563,246

On February 7, 2019, both the VPC Facility and the ESPV Facility were amended. Terms for the amended facilities include the following:

•
Pricing is the greater of 3-month LIBOR, the five-year LIBOR swap Rate, or 1% plus 7.5% for all product facilities (excluding the 4th Tranche Term Note) effective February 1, 2019 for the VPC Facility and effective July 1, 2019 for the ESPV Facility.

•	The EF SPV portion of the US Term Note will be moved from the VPC Facility to a separate $150 million credit facility, (the "EF SPV Facility").

•	Over $1 billion in commitments split between the VPC, EF SPV, and ESPV Facilities.

•
A 20% revolver in the first quarter of each year for each product facility and a 25 basis points reduction in cost of funds in both 2020 and 2021, subject to meeting certain net income thresholds. The threshold for the 2020 reduction is $22 million in net income for fiscal year 2019. The threshold for the 2021 reduction has not yet been determined.

•	Extension of the maturity date to January 1, 2024 (except for the $35 million in 4th Tranche Term Note which continues to have a maturity date of February 2021).

•	$2.4 million amendment fee payable in the first quarter of 2019.

•
Enhanced financial covenants including minimum cash and excess spread requirements, maximum roll rate and charge off rate levels, maximum loan to value ratios, and a minimum book value of equity requirement.

The following table presents the future debt maturities, including debt issuance costs, as of December 31, 2018:

Year (dollars in thousands)	Amount as of December 31, 2018	As amended February 7, 2019 (pro- forma)
2019	$—	$—
2020	—	—
2021	563,246	35,050
2022	—	—
2023	—	—
Thereafter	—	528,196
Total	$563,246	$563,246

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the years ended December 31,
(dollars in thousands)	2018	2017	2016

Cash and cash equivalents	$58,313	$41,142	53,574
Restricted cash	2,591	1,595	1,785
Loans receivable, net	561,694	524,619	392,663
Cash provided by (used in):
Operating activities	362,276	308,688	248,633
Investing activities	(391,818)	(424,441)	(376,015)
Financing activities	47,842	102,695	152,222
Our cash and cash equivalents at December 31, 2018 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $362.3 million in cash from our operating activities for the year ended December 31, 2018, primarily from revenues derived from our loan portfolio. This was up $53.6 million from the $308.7 million of cash provided by operating activities during the year ended December 31, 2017. This increase was the result of the growth in our loan portfolio in 2018, which contributed to the $113.6 million increase in our revenues for the year ended December 31, 2018 compared to the same prior year period. The increase from $248.6 million in the year ended December 31, 2016 to $308.7 million in the year ended December 31, 2017 was due to continued growth in revenues resulting from a corresponding increase in our loan portfolio.

Net cash used in investing activities
For the years ended December 31, 2018, 2017 and 2016, cash used in investing activities was $391.8 million, $424.4 million and $376.0 million, respectively. The cash used in investing activities was primarily due to increases in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016

Cash used in investing activities
Net loans issued to consumers, less repayments	$(357,935)	$(402,006)	$(364,163)
Participation premium paid	(6,393)	(5,680)	(3,539)
Purchases of property and equipment	(27,490)	(16,755)	(8,313)
	$(391,818)	$(424,441)	$(376,015)

Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing common stock related to our IPO, issuing notes payable and related repayments of those notes payable. For the years ended December 31, 2018, 2017 and 2016, cash provided by financing activities was $47.8 million, $102.7 million and $152.2 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016

Cash provided by (used in) financing activities
Proceeds of Notes payable, net	$49,624	$102,772	$155,322
Payments on Notes payable	—	(84,950)	—
Cash paid for interest rate caps	(1,367)	—	—
Settlement of derivative liability	(2,010)	—	—
Proceeds from issuance of stock, net	1,595	84,894	(2,858)
Payment of capital lease obligation	—	(21)	(242)
	$47,842	$102,695	$152,222
The decrease in cash provided by financing activities for the year ended December 31, 2018 versus the comparable period of 2017 was due primarily to lower borrowings to fund our loan growth.
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

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016

Net cash provided by operating activities	$362,276	$308,688	$248,633
Adjustments:
Net charge-offs – combined principal loans	(319,326)	(275,192)	(220,390)
Capital expenditures	(27,490)	(16,755)	(8,313)
FCF	$15,460	$16,741	$19,930
Our FCF was $15.5 million for the year ended December 31, 2018 compared to $16.7 million for the prior year. The slight decrease in our FCF was the result of an increase in net charge-offs - combined principal loans during 2018, as discussed previously, and increased capital expenditures.
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

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. The following table summarizes our contractual obligations as of December 31, 2018.

	Payment due by period as of December 31, 2018
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt obligations	$563,246	$—	$—	$563,246	$—
Operating lease obligations	22,397	4,809	7,405	7,208	2,975
Total contractual obligations	$585,643	$4,809	$7,405	$570,454	$2,975
Subsequent to December 31, 2018, the debt facilities with VPC were amended. Among other changes, all debt other than the subordinated debt had the maturity date extended to 2024. See "—Liquidity and Capital Resources—Debt facilities." The following table presents contractual obligations as of December 31, 2018 as if the amendment to the debt facilities on February 7, 2019 was effective as of December 31, 2018.

	Payment due by period as of December 31, 2018
	(Pro-forma)
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Long-term debt obligations	$563,246	$—	$—	$35,050	$528,196
Operating lease obligations	22,397	4,809	7,405	7,208	2,975
Total contractual obligations	$585,643	$4,809	$7,405	$42,258	$531,171
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
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, expects to begin regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.

As of December 31, 2018, we accrued approximately $925 thousand for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect amount of the accrued liability recognized.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We recognize consumer loan fees as revenues for each of the loan products we offer. Revenues on the Consolidated Statements of Operations include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. We also record revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the we or our CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
We accrue finance charges on installment loans on a constant yield basis over their terms. We accrue and defer fixed charges such as CSO fees and lines of credit fees when they are assessed and recognize them to earnings as they are earned over the life of the loan. We accrue interest on credit cards based on the amount of the loan outstanding and their contractual interest rate. Credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. We do not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued for which payment is greater than 90 days past due. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest, and then to the principal loan balance.
Our business is affected by seasonality, which can cause significant changes in portfolio size and profit margins from quarter to quarter. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in its profit margins in the first quarter of the year and decreased margins in the second through fourth quarters.
Allowance and liability for estimated losses on consumer loans
We have adopted Financial Accounting Standards Board (“FASB”) guidance for disclosures about the credit quality of financing receivables and the allowance for loan losses (“allowance”). We maintain an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. We primarily utilize historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but we also consider recent collection and delinquency trends, as well as macro-economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, the estimate of the allowance for loan losses is subject to change in the near-term and could significantly impact the consolidated financial statements. If a loan is deemed to be uncollectible before it is fully reserved, it is charged-off at that time. For loans classified as TDRs, impairment is typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate.
We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Consolidated Statements of Operations. Installment loans and lines of credit are charged off, which reduces the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, we perform a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We completed our annual test and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 31 and December 31, 2018 that would more likely than not reduce the fair value of the reporting units below the carrying amount.
Our impairment evaluation of goodwill is based on comparing the fair value of our reporting units to their carrying value. The fair value of the reporting units was determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting units, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting units. The income approach uses our projections of financial performance for a six to nine-year period and includes assumptions about future revenues growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the reporting units’ operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
We completed our 2018 annual test and determined that there was no evidence of impairment of goodwill for the two reporting units that have goodwill. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.
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
Relative to uncertain tax positions, we accrue for losses we believe are probable and can be reasonably estimated. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. If the amounts recorded are not realized or if penalties and interest are incurred, we have elected to record all amounts within income tax expense.
We have no recorded liabilities for US uncertain tax positions at December 31, 2018 and 2017. Tax periods from fiscal years 2014 to 2017 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.

For UK taxes, tax periods from fiscal years 2010 to 2018 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at December 31, 2018.
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
We recognized a one-time $12.5 million charge as of December 31, 2017 due to the impact of the Tax Reform. This one-time charge was primarily the result of US GAAP requiring remeasurement of all US deferred income tax assets and liabilities for temporary differences from the previous tax rate of 35% to the new corporate tax rate of 21%.

The Tax Reform also included a new “Mandatory Repatriation” that required a one-time tax on shareholders of Specific Foreign Corporations (“SFCs”). The one-time tax was imposed using the Subpart F rules to require US shareholders to include in income the pro rata share of their SFC’s previously untaxed accumulated post 1986 deferred foreign income. Our SFC, ECI, had an accumulated earnings and profit ("E&P") deficit at December 31, 2017, and therefore, we had no US impact from the new mandatory repatriation law.

Additionally, tax reform included a new anti-deferral provision, similar to the subpart F provision, requiring a US shareholder of Controlled Foreign Corporation’s (“CFC”) to include in income annually its pro rata share of a CFC’s “global intangible low-taxed income” (“GILTI”). Our SFC, ECI, qualifies as a CFC, and as such, requires a GILTI inclusion in the applicable tax year. ECI has a US tax year end of November 30 and results in no GILTI inclusion in the tax provision for the year ended December 31, 2018. The CFC’s tax year beginning December 1, 2018 through November 30, 2019 will be included in our tax provision and US Federal tax return for the year ended December 31, 2019. We have also elected to treat GILTI as a period cost, and therefore, will recognize those taxes as expenses in the period incurred.
Share-Based Compensation
In accordance with ASC Topic 718, Compensation-Stock Compensation, all share-based payments, consisting of stock options, RSUs and ESPP purchase rights, that are issued to employees are measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). Starting July 2017, we also have an employee stock purchase plan ("ESPP"). The determination of fair value of share-based payments on the date of grant using equity-valuation models is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term. We use the Black-Scholes-Merton Option Pricing Model to estimate the grant-date fair value of stock options, and we also use an equity valuation model to estimate the grant-date fair value of RSUs. Additionally, the recognition of share-based compensation expense requires an estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.
Derivative Financial Instruments
On January 11, 2018, we and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively. See Note 7—Notes Payable of our consolidated financial statements for additional information. The interest rate caps are designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. We initially report the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets in the period incurred and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. We exclude the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. We present the cash flows from cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. Our hedging program is not designed for trading or speculative purposes.

Our derivative financial instruments also included bifurcated embedded derivatives that were identified within the Convertible Term Notes recorded as assets or liabilities initially at fair value, and the changes in fair value at the end of each quarterly reporting period are included in earnings. Upon repayment of a portion of the Convertible Term Notes, approximately $2.0 million was released from the debt discount where the derivative was recorded into Interest expense. In January 2018, the Convertible Term Notes matured and became a portion of the 4th Tranche Term Note. Therefore, there is no bifurcated embedded derivatives as of December 31, 2018.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
Recently Adopted Accounting Standards
In March 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). The purpose of ASU 2018-05 is to incorporate the guidance pronounced through Staff Accounting Bulletin No. 118 ("SAB 118"). The Company has adopted all of the amendments of ASU 2018-05 on a prospective basis as of January 1, 2018. The adoption of ASU 2018-05 did not have a material impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the year ended December 31, 2018 was $920 thousand.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the years ended December 31, 2018 and 2017 was immaterial for both periods.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-15 on a prospective basis as of January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of January 1, 2018.
Accounting Standards to be Adopted in Future Periods
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2018-15 on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The Company does not expect ASU 2018-13 to have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in, or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. This portion of the guidance is effective for public companies for fiscal years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company does not expect ASU 2018-09 to have a material impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We anticipate that adoption of ASU 2016-13 may have a material impact on our financial statements due to the timing differences caused by the change in methodology. In addition, the internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company is on track to adopt ASU 2016-13 as of the effective date. The Company is still assessing the potential impact of ASU 2016-13 on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to apply the practical expedients to not reassess whether a contract is or contains a lease, lease classification, or initial direct costs in addition to using hindsight when determining the lease term. The Company also expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company expects adoption of the standard to result in the recognition of approximately $9.9 million to $13.9 million additional right of use assets and liabilities for operating leases, but to not have a material impact on the Consolidated Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may continue to enter into interest rate or enter into exchange rate hedging arrangements to manage the risks described below.

Interest rate sensitivity
Our cash and cash equivalents as of December 31, 2018 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Our VPC Facility and ESPV Facility are variable rate in nature and tied to the 3-month LIBOR rate. Thus, any increase in the 3-month LIBOR rate will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at December 31, 2018 was $324.2 million. The outstanding balance of our ESPV Facility was $239.0 million at December 31, 2018. Based on the average outstanding indebtedness through the year ended December 31, 2018, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.2 million.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in British pounds (“GBP”). Fluctuations in exchange rate of the US dollar (“USD”) against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction losses of approximately $1.4 million during the year ended December 31, 2018. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At December 31, 2018, our net GBP-denominated assets were approximately $62.5 million (which excludes the $26.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $6.2 million. During the year ended December 31, 2018, the GBP-denominated pre-tax loss was approximately $0.2 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in an immaterial decrease/increase in the pre-tax loss.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Elevate Credit, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Elevate Credit, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

Dallas, Texas
March 8, 2019

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	December 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents*	$58,313	$41,142
Restricted cash	2,591	1,595
Loans receivable, net of allowance for loan losses of $91,608 and $87,946, respectively*	561,694	524,619
Prepaid expenses and other assets*	11,418	10,306
Receivable from CSO lenders	16,183	22,811
Receivable from payment processors*	21,716	21,126
Deferred tax assets, net	21,628	23,545
Property and equipment, net	41,579	24,249
Goodwill	16,027	16,027
Intangible assets, net	1,712	2,123
Derivative assets at fair value (cost basis of $109 and $0, respectively)*	412	—
Total assets	$753,273	$687,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 16)*	$44,950	$42,213
State and other taxes payable	681	884
Deferred revenue*	28,261	33,023
Notes payable, net (See Note 16)*	562,590	513,295
Derivative liability	—	1,972
Total liabilities	636,482	591,387
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at December 31, 2018 and 2017	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 43,329,262 and 42,165,524 issued and outstanding, respectively	18	17
Additional paid-in capital	183,244	174,090
Accumulated deficit	(66,525)	(79,954)
Accumulated other comprehensive income, net of tax effects of $1,257 and $2,273, respectively	54	2,003
Total stockholders’ equity	116,791	96,156
Total liabilities and stockholders’ equity	$753,273	$687,543

* These balances include certain assets and liabilities of variable interest entities (“VIEs”) that can only be used to settle the liabilities of that respective VIE. All assets of the Company are pledged as security for the Company’s outstanding debt, including debt held by the VIEs. For further information regarding the assets and liabilities included in the Company's consolidated accounts, see Note 4—
Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except share and per share amounts)	2018	2017	2016
Revenues	$786,682	$673,132	$580,441
Cost of sales:
Provision for loan losses	411,979	357,574	317,821
Direct marketing costs	77,605	72,222	65,190
Other cost of sales	26,359	20,536	17,433
Total cost of sales	515,943	450,332	400,444
Gross profit	270,739	222,800	179,997
Operating expenses:
Compensation and benefits	94,382	81,969	65,657
Professional services	35,864	32,848	30,659
Selling and marketing	9,435	8,353	9,684
Occupancy and equipment (See Note 16)	17,547	13,895	11,475
Depreciation and amortization	12,988	10,272	10,906
Other	5,649	4,600	3,812
Total operating expenses	175,865	151,937	132,193
Operating income	94,874	70,863	47,804
Other income (expense):
Net interest expense (See Note 16)	(79,198)	(73,043)	(64,277)
Foreign currency transaction gain (loss)	(1,409)	2,900	(8,809)
Non-operating income (loss)	(350)	2,295	(43)
Total other expense	(80,957)	(67,848)	(73,129)
Income (loss) before taxes	13,917	3,015	(25,325)
Income tax expense (benefit)	1,408	9,931	(2,952)
Net income (loss)	$12,509	$(6,916)	$(22,373)

Basic income (loss) per share	$0.29	$(0.20)	$(1.74)
Diluted income (loss) per share	$0.28	$(0.20)	$(1.74)
Basic weighted average shares outstanding	42,791,061	33,911,520	12,894,262
Diluted weighted average shares outstanding	44,299,304	33,911,520	12,894,262

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$12,509	$(6,916)	$(22,373)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, ($74) and $141, respectively	(1,237)	916	801
Reclassification of certain deferred tax effects	(920)	—	—
Change in derivative valuation, net of tax of $95, $0 and $0, respectively	208	—	—
Total other comprehensive income (loss), net of tax	(1,949)	916	801
Total comprehensive income (loss)	$10,560	$(6,000)	$(21,572)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Accumu-lated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2015	—	—	12,796,856	5	2,957,059	$3	2,682,351	3	87,090	(54,012)	286	33,375
Share-based compensation	—	—	—	—	—	—	—	—	1,707	—	—	1,707
Exercise of stock options	—	—	204,360	—	—	—	—	—	(757)	—	—	(757)
Tax benefit of equity issuance costs	—	—	—	—	—	—	—	—	814	—	—	814
Comprehensive income:
Foreign currency translation adjustment, net of tax effect of $141	—	—	—	—	—	—	—	—	—	—	801	801
Net loss	—	—	—	—	—	—	—	—	—	(22,373)	—	(22,373)
Balances at December 31, 2016	—	$—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$88,854	$(76,385)	$1,087	$13,567
Share-based compensation	—	—	—	—	—	—	—	—	6,318	—	—	6,318
Exercise of stock options	—	—	486,329	—	—	—	—	—	(356)	—	—	(356)
Vesting of restricted stock units	—	—	214,551	—	—	—	—	—	(229)	—	—	(229)
ESPP shares granted	—	—	79,909	—	—	—	—	—	511	—	—	511
Tax expense of equity issuance costs	—	—	—	—	—	—	—	—	(1,196)	—	—	(1,196)
Issuance of common stock net of deferred costs	—	—	14,285,000	6	—	—	—	—	80,188	—	—	80,194
Conversion of preferred shares	—	—	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—
2.5-for-1 common stock split on converted preferred shares	—	—	8,459,109	—	—	—	—	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment, net of tax effect of ($74)	—	—	—	—	—	—	—	—	—	—	916	916
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	3,347	—	3,347
Net loss	—	—	—	—	—	—	—	—	—	(6,916)	—	(6,916)
Balances at December 31, 2017	—	$—	42,165,524	$17	—	$—	—	$—	$174,090	$(79,954)	$2,003	$96,156
Share-based compensation	—	—	—	—	—	—	—	—	8,233	—	—	8,233
Exercise of stock options	—	—	271,891	—	—	—	—	—	997	—	—	997
Vesting of restricted stock units	—	—	715,492	1	—	—	—	—	(246)	—	—	(245)
ESPP shares granted	—	—	176,355	—	—	—	—	—	844	—	—	844
Tax expense of equity issuance costs	—	—	—	—	—	—	—	—	(674)	—	—	(674)
Comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Change in derivative valuation, net of tax expense of $95	—	—	—	—	—	—	—	—	—	—	208	208
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	—	—	—	—	12,509	—	12,509
Balances at December 31, 2018	—	$—	43,329,262	$18	—	$—	—	$—	$183,244	$(66,525)	$54	$116,791

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,509	$(6,916)	$(22,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,988	10,272	10,906
Provision for loan losses	411,979	357,574	317,821
Share-based compensation	8,233	6,318	1,707
Amortization of debt issuance costs	371	525	331
Amortization of loan premium	6,179	5,360	2,656
Amortization of convertible note discount	138	3,637	448
Amortization of derivative assets	1,259	—	—
Deferred income tax expense (benefit), net	1,148	9,729	(3,386)
Unrealized (gain) loss from foreign currency transactions	1,409	(2,900)	8,809
Non-operating (income) loss	350	(2,295)	43
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,374)	(4,803)	(280)
Reserve deposits	—	—	9,287
Receivables from payment processors	(735)	(1,708)	(6,131)
Receivables from CSO lenders	6,896	2,987	(16,433)
Interest receivable	(106,119)	(93,532)	(83,859)
State and other taxes payable	(160)	58	76
Deferred revenue	5,819	15,116	27,241
Accounts payable and accrued liabilities	1,386	9,266	1,770
Net cash provided by operating activities	362,276	308,688	248,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(1,357,866)	(1,196,723)	(914,304)
Principal collections and recoveries on loans receivable	999,931	794,717	550,141
Participation premium paid	(6,393)	(5,680)	(3,539)
Purchases of property and equipment	(27,490)	(16,755)	(8,313)
Net cash used in investing activities	(391,818)	(424,441)	(376,015)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$49,824	$103,560	$155,500
Payments of notes payable	—	(84,950)	—
Cash paid for interest rate caps	(1,367)	—	—
Settlement of derivative liability	(2,010)	—	—
Payment of capital lease obligation	—	(21)	(242)
Debt issuance costs paid	(200)	(788)	(178)
Equity issuance costs paid	—	(1,731)	(2,114)
ESPP shares granted	844	511	—
Proceeds from issuance of stock	—	86,699	—
Proceeds from stock award exercises	997	593	40
Taxes paid related to net share settlement of equity awards	(246)	(1,178)	(784)
Net cash provided by financing activities	47,842	102,695	152,222
Effect of exchange rates on cash	(133)	436	(527)
Net increase (decrease) in cash and cash equivalents	18,167	(12,622)	24,313

Cash and cash equivalents, beginning of period	41,142	53,574	29,050
Restricted cash, beginning of period	1,595	1,785	1,996
Total Cash and cash equivalents and restricted cash, beginning of period	42,737	55,359	31,046

Cash and cash equivalents, end of period	58,313	$41,142	$53,574
Restricted cash, end of period	2,591	1,595	1,785
Total Cash and cash equivalents and restricted cash, end of period	$60,904	$42,737	$55,359

Supplemental cash flow information:
Interest paid	$79,059	$68,925	$61,347
Taxes paid	$359	$442	$549

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$10,605	$11,063	$5,174
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$268	$256	$99
Derivative debt discount on convertible term notes	$—	$2,517	$1,707
Property and equipment accrued but not yet paid	$445	$1,158	$1,227
Prepaid expenses accrued but not yet paid	$—	$832	$—
Impact on deferred tax assets of adoption of ASU 2016-09	$—	$3,347	$—
Impact on OCI and retained earnings of adoption of ASU 2018-02	$920	$—	$—
Changes in fair value of interest rate caps	$304	$—	$—
Deferred IPO costs included in Additional paid-in capital	$—	$6,708	$—
Tax effect of equity issuance costs included in Additional paid-in capital	$674	$1,196	$—
Leasehold improvements included in Accounts payable and accrued expenses	$2,717	$—	$—

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
Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. The Company uses advanced technology and proprietary risk analytics to provide more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans, lines of credit and credit cards in the United States (the “US”) and the United Kingdom (the “UK”). The Company’s products, Rise, Elastic, Today Card and Sunny, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the UK, the Company directly offers unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International Limited, (“ECI”) under the brand name of Sunny.

Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs"). A new VIE was consolidated beginning October of 2018 (See Note 4—Variable Interest Entities). All significant intercompany transactions and accounts have been eliminated.
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
The Company's IPO and resulting stock split had the following effect on the Company's equity during the year ended December 31, 2017:

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
Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise and Sunny brands. Line of credit accounts include customer cash advances made through the Rise brand in two states and the Elastic brand. Credit cards represent credit card balances, uncollected billed interest and fees through the Today Card brand. All outstanding balances, allowance for loan losses, and revenues for the Today Card were immaterial in 2018.
The Company offers Rise installment and line of credit products and Sunny installment products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests. The loan premium is amortized over the expected life of the outstanding loan amount. At December 31, 2018, 2017 and 2016, the amortization on the loan premiums were $6.2 million, $5.4 million and $2.7 million, respectively, and are included within Revenues in the Consolidated Statements of Operations. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers impaired loans as accounts over 60 days past due (for installment loans and lines of credit) and 120 days (for credit cards) or loans which become uncollectible based on information that the Company becomes aware of (e.g., receipt of customer bankruptcy notice). The impaired loans are charged-off at the time that they are deemed to be uncollectible.

A modification of finance receivable terms is considered a troubled debt restructuring ("TDR") if the borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise have considered to a borrower. The Company considers TDRs to include all installment and line of credit loans that were modified by granting principal and interest forgiveness or by extension of the maturity date greater than 60 days as a part of a loss mitigation strategy.
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
The Company classifies its loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Consolidated Statements of Operations. Installment loans and lines of credit are charged off, which reduces the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
Revenue Recognition
The Company recognizes consumer loan fees as revenues for each of the loan products it offers. Revenues on the Consolidated Statements of Operations include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. The Company also records revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the Company or its CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
The Company accrues finance charges on installment loans on a constant yield basis over their terms. The Company accrues and defers fixed charges such as CSO fees and lines of credit fees when they are assessed and recognizes them to earnings as they are earned over the life of the loan. The Company accrues interest on credit cards based on the amount of the loan outstanding and their contractual interest rate. Credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. The Company does not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued for which payment is greater than 90 days past due. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days and are considered delinquent after the grace period. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest and then to the principal loan balance.

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
Under the CSO program, the Company guarantees the repayment of the customer’s loan to the CSO lenders as part of the credit services it provides to the customer. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the CSO lenders governing the credit services arrangement. The CSO fee received is initially recognized as deferred revenue and subsequently recognized over the life of the loan. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses detailed previously. The CSO program required that the Company fund a cash reserve equal to 25% - 45% of the outstanding loan principal within the CSO program portfolio. As of December 31, 2018 and 2017, respectively, estimated losses of approximately $4.4 million and $5.8 million for the CSO owned loans receivable guaranteed by the Company of approximately $39.8 million and $45.5 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. See Note 3—Loans Receivable and Revenues for additional information on loans receivable and the provision for loan losses.

The Company also had a Receivable from CSO lenders related primarily to CSO fees received by the CSO lenders from customers. The receivables (payables) related to the CSO lenders as of December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Receivable related to 25%-45% cash reserve	$15,940	$20,730
Receivable (payable) related to CSO fees collected by CSO lenders	(208)	721
Receivable related to licensing and servicing arrangements with CSO lenders	451	1,360
Total receivable from CSO lenders	$16,183	$22,811
The CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.
Receivables from Payment Processors
The Company has entered into agreements with third-party service providers to conduct processing activities, including the funding of new customer loans and the collection of customer payments for those loans. In accordance with contractual agreements, these funds are settled back to the Company within one to three business days after the date of the originating transaction. Accordingly, the Company had approximately $21.7 million and $21.1 million due from processing providers as of December 31, 2018 and 2017, respectively, which is included in Receivable from payment processors in the Consolidated Balance Sheets.
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

Software development costs, which are included in Property and equipment, net on the Consolidated Balance Sheets, as of December 31, 2018 and 2017, and related amortization expense, which is included in Depreciation and amortization within the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 were as follows:

(Dollars in thousands)	2018	2017
Software development costs	$56,379	$40,378
Less: accumulated amortization	(34,429)	(28,442)
Net book value	$21,950	$11,936
Amortization expense	$5,987	$4,784
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
Equity Issuance Costs
Costs incurred related to the Company's IPO were deferred and included in Prepaid expenses and other assets in the consolidated financial statements and were charged against the gross proceeds of the IPO (i.e., charged against Additional paid-in capital in the accompanying Consolidated Balance Sheets) as of the closing of the IPO on April 11, 2017 in the amount of approximately $6.7 million.
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
The Company has no recorded liabilities for US uncertain tax positions at December 31, 2018 and 2017. Tax periods from fiscal years 2014-2017 remain open and subject to examination for US federal and state tax purposes. As the Company had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010-2018 remain open and subject to examination. The Company had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at December 31, 2018.
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
The Company recognized a one-time $12.5 million charge as of December 31, 2017 due to the impact of US tax reform. This one-time charge was primarily the result of US GAAP requiring remeasurement of all US deferred income tax assets and liabilities for temporary differences from the previous tax rate of 35% to the new corporate tax rate of 21%.

Tax reform also included a new “Mandatory Repatriation” that required a one-time tax on shareholders of Specific Foreign Corporations (“SFCs”). The one-time tax was imposed using the Subpart F rules to require US shareholders to include in income the pro rata share of their SFC’s previously untaxed accumulated post 1986 deferred foreign income. The Company’s SFC, ECI, had an accumulated earnings and profit ("E&P") deficit at December 31, 2017, and therefore, the Company had no US impact from the new mandatory repatriation law.

Additionally, tax reform included a new anti-deferral provision, similar to the subpart F provision, requiring a US Shareholder of Controlled Foreign Corporation’s (“CFC”) to include in income annually its pro rata share of a CFC’s “global intangible low-taxed income” (“GILTI”). The Company’s SFC, ECI, qualifies as a CFC, and as such, requires a GILTI inclusion in the applicable tax year. ECI has a US tax year end of November 30 and results in no GILTI inclusion in the tax provision for the year ended December 31, 2018. The CFC’s tax year beginning December 1, 2018 through November 30, 2019 will be included in the Company’s tax provision and US Federal tax return for the year ended December 31, 2019. The Company has also elected to treat GILTI as a period cost, and therefore, will recognize those taxes as expenses in the period incurred.
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 31 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual test and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 31 and December 31, 2018 that would more likely than not reduce the fair value of the reporting units below the carrying amount.

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
Intangible Assets Subject to Amortization
Intangible assets primarily include the fair value assigned to non-compete agreements at acquisition less any accumulated amortization. Non-compete agreements are amortized on a straight-line basis over the term of the agreement. An evaluation of the recoverability of intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value. No impairment losses related to intangible assets subject to amortization occurred during the years ended December 31, 2018, 2017 and 2016.
Deferred Rent
The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payment and rent expense recorded as a deferred rent liability. As of December 31, 2018 and 2017, the Company had a deferred rent liability of $3.7 million and $1.0 million, respectively, that are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.
Debt Discount and Issuance Costs
Costs incurred for issuing the Notes payable are deferred and amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. These costs include any debt discount or premium on the notes in addition to debt issuance costs incurred. The unamortized debt discount related to the Convertible Term Notes was $0 and approximately $0.1 million as of December 31, 2018 and 2017, respectively, and is included in Notes payable, net in the Consolidated Balance Sheets. For the years ended December 31, 2018 and 2017, amortization of the debt discount was approximately $0.1 million and $3.6 million, respectively, and is included within Net interest expense in the Consolidated Statements of Operations. See Note 7—Notes Payable for additional information on the Convertible Term Notes.
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
The unamortized balance of debt issuance costs was approximately $0.7 million and $1.0 million at December 31, 2018 and 2017, respectively, and is included in Notes payable, net in the Consolidated Balance Sheets. Amortization of debt issuance costs of approximately $0.4 million, $0.5 million and $0.3 million was recognized for the years ended December 31, 2018, 2017 and 2016, respectively, and is included within Net interest expense in the Consolidated Statements of Operations.
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
The Company had designated its intercompany loan with ECI as long-term. The intercompany loan was denominated in GBP. As a result, gains and losses related to the remeasurement of this balance were recognized in Accumulated other comprehensive income (loss), net in the accompanying Consolidated Statements of Stockholders' Equity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective November 30, 2015, the Company converted the intercompany loan principal balance to equity and forgave the interest (which eliminates upon consolidation) that was accrued and unpaid on the loan at that date. The foreign currency remeasurement loss related to intercompany accounts remaining in Accumulated other comprehensive income, net is $1.4 million at December 31, 2018 and 2017. These intercompany loan transactions had no impact on the Company's consolidated results of operations.
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
The unrealized foreign currency gain / (loss) from foreign currency remeasurement was approximately $(1.4) million, $9.1 million and $(8.0) million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.
Comprehensive Income
Accumulated other comprehensive income, net is comprised of the impact of foreign currency translation adjustments in addition to unrealized gains (losses) on interest rate caps. In 2018, certain stranded tax effects of $0.9 million were reclassified from accumulated comprehensive income to Accumulated deficit. For the years ended December 31, 2018, 2017 and 2016, the change in total other comprehensive income, net of tax, was a gain (loss) of approximately $(1.9) million, $0.9 million and $0.8 million, respectively. $1.3 million was reclassified from accumulated other comprehensive income to net income in the year ended December 31, 2018. No amounts have been reclassified from accumulated other comprehensive income to net loss during the years ended December 31, 2017 or 2016.
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
Derivative Financial Instruments
On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively. See Note 7—Notes Payable for additional information. The interest rate caps are designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reports the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets in the period incurred and subsequently reclassifies the interest rate caps’ gains or losses to interest expense when the hedged expenses are recorded. The Company excludes the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presents the cash flows from cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative financial instruments also included bifurcated embedded derivatives that were identified within the Convertible Term Notes recorded as assets or liabilities initially at fair value, and the changes in fair value at the end of each quarterly reporting period are included in earnings. Upon repayment of a portion of the Convertible Term Notes, approximately $2.0 million was released from the debt discount where the derivative was recorded into Interest expense. In January 2018, the Convertible Term Notes matured and became a portion of the 4th Tranche Term Note. Therefore, there is no bifurcated embedded derivatives as of December 31, 2018. See fair value measurements policy above, Note 7—Notes Payable, net, Note 11—Fair Value, and Note 12—Derivatives for additional information.
Transfers and Servicing of Financial Assets
The Company applies the provisions of ASC Topic 860, Transfers and Servicing, for accounting for transfers and servicing of financial assets, which requires that specific criteria are met in order to record a transfer of financial assets as a sale. To qualify for sale treatment, the guidance requires that the Company does not have continuing involvement with the sold assets and also requires the Company to no longer retain effective control of the assets. During the years ended December 31, 2018, 2017 and 2016, the Company entered into sales agreements with third-party firms whereby the Company sold charged off customer loans to the third party. The agreements meet the sale criteria, and as a result, proceeds of approximately $34.8 million, $32.2 million and $25.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recorded as a recovery of charged off loans in the Allowance for loan losses.
Certain VIEs and a wholly owned subsidiary acquired certain loan participations in unsecured lines of credit and installment loans originated by third-party lenders to individual borrowers, which meet the criteria of a participation interest. Per the terms of the participation arrangements with the third-party lenders, loan servicing is retained by the third-party lenders, and the VIEs and a wholly owned subsidiary reimburses the lenders for the proportionate share of the servicing costs. See Note 4—Variable Interest Entities for additional information related to the participation interests purchased.
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
Recently Adopted Accounting Standards
In March 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("ASU 2018-05"). The purpose of ASU 2018-05 is to incorporate the guidance pronounced through Staff Accounting Bulletin No. 118 ("SAB 118"). The Company has adopted all of the amendments of ASU 2018-05 on a prospective basis as of January 1, 2018. The adoption of ASU 2018-05 did not have a material impact on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the year ended December 31, 2018 was $920 thousand.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of the FASB Emerging Issues Task Force ("ASU 2016-18"). The purpose of ASU 2016-18 is to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows. Under this new guidance, the statement of cash flows during the reporting period must explain the change in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-18 on a retrospective basis as of January 1, 2018. Upon adoption, the Company included any restricted cash balances as part of cash and cash equivalents in its Condensed Consolidated Statements of Cash Flows and did not present the change in restricted cash balances as a separate line item under investing activities. The amount of the reclassification for the years ended December 31, 2018 and 2017 was immaterial for both periods.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice for certain cash receipts and cash payments that are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted all amendments of ASU 2016-15 on a prospective basis as of January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date ("ASU 2015-14"), which defers the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. In April 2016, the FASB issued ASU 2016-10, Revenues from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which clarifies the guidance related to identifying performance obligations and licensing implementation. The Company adopted all amendments of ASU 2016-10 using the alternative transition method, which requires the application of the guidance only to contracts that are uncompleted on the date of initial application. As a result of the scope exception for financial contracts, the Company's management determined that there are no material changes to the nature, extent or timing of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption as of January 1, 2018.
Accounting Standards to be Adopted in Future Periods
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2018-15 on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The Company does not expect ASU 2018-13 to have a material impact on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in, or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. This portion of the guidance is effective for public companies for fiscal years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company does not expect ASU 2018-09 to have a material impact on the Company's consolidated financial statements.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We anticipate that adoption of ASU 2016-13 may have a material impact on our financial statements due to the timing differences caused by the change in methodology. In addition, the internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company is on track to adopt ASU 2016-13 as of the effective date. The Company is still assessing the potential impact of ASU 2016-13 on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to apply the practical expedients to not reassess whether a contract is or contains a lease, lease classification, or initial direct costs in addition to using hindsight when determining the lease term. The Company also expects to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively and by using the retrospective approach at the beginning of the period of adoption through cumulative-effect adjustment. The Company expects adoption of the standard to result in the recognition of approximately $9.9 million to $13.9 million additional right of use assets and liabilities for operating leases, but to not have a material impact on the Consolidated Statements of Operations.
NOTE 2—EARNINGS PER SHARE

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO, which has been retroactively applied to previously reported share and earnings per share amounts.
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at December 31, 2018 and 2017.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings (loss) per share was as follows for years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(Dollars in thousands except share and per share amounts)	2018	2017	2016
Numerator (basic):
Net income (loss)	$12,509	$(6,916)	$(22,373)

Numerator (diluted):
Net income (loss)	$12,509	$(6,916)	$(22,373)

Denominator (basic):
Basic weighted average number of shares outstanding	42,791,061	33,911,520	12,894,262

Denominator (diluted):
Basic weighted average number of shares outstanding	42,791,061	33,911,520	12,894,262
Effect of potentially dilutive securities:
Convertible Preferred Stock	—	—	—
Employee stock plans (options and RSUs)	1,508,243	—	—
Convertible Term Notes	—	—	—
Diluted weighted average number of shares outstanding	44,299,304	33,911,520	12,894,262

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.29	$(0.20)	$(1.74)
Diluted earnings (loss) per share	$0.28	$(0.20)	$(1.74)

For the years ended December 31, 2018, 2017 and 2016, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive.

•	Zero, zero and 5,639,410 common shares issuable upon conversion of the Series A and Series B convertible preferred stock;

•	249,517, 1,434,847 and 3,501,412 common shares issuable upon exercise of the Company's stock options

•	Zero, zero and 1,547,030 common shares issuable upon conversion of the Convertible Term Notes; and

•	826,557, 519,909 and 425,260 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the years ended December 31, 2018, 2017 and 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3—LOANS RECEIVABLE AND REVENUES

Revenues
Revenues generated from the Company’s consumer loans for the years ended December 31, 2018, 2017 and 2016 were as follows:

(Dollars in thousands)	2018	2017	2016
Finance charges	$467,691	$412,954	$404,200
Lines of credit fees	254,561	195,592	100,276
CSO fees	60,221	58,008	73,941
Other	4,209	6,578	2,024
Total revenues	$786,682	$673,132	$580,441

Loans receivable, net of allowance for loan losses
The Company's loan portfolio consists of installment loans and lines of credit, which are considered the portfolio segments at December 31, 2018 and 2017. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK, and Elastic is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the year ended December 31, 2018 were not material.
The following reflects the credit quality of the Company’s loans receivable as of December 31, 2018 and 2017 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of December 31, 2018 and 2017 have been charged off.

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$296,339	$273,217	$569,556
Past due loans	53,491	27,778	81,269
Total loans receivable	349,830	300,995	650,825
Net unamortized loan premium	54	2,423	2,477
Less: Allowance for loan losses	(55,557)	(36,051)	(91,608)
Loans receivable, net	$294,327	$267,367	$561,694

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Current loans	$298,964	$237,797	$536,761
Past due loans	52,379	21,076	73,455
Total loans receivable	351,343	258,873	610,216
Net unamortized loan premium	—	2,349	2,349
Less: Allowance for loan losses	(59,076)	(28,870)	(87,946)
Loans receivable, net	$292,267	$232,352	$524,619
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total loans receivable includes approximately $4.7 million and $0.8 million of loans in a non-accrual status at December 31, 2018 and 2017, respectively. In addition, total loans receivable includes approximately $41.6 million and $36.6 million of interest receivable at December 31, 2018 and 2017, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 are as follows:

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of year	$64,919	$28,870	$93,789
Provision for loan losses	273,080	138,899	411,979
Charge-offs	(301,111)	(142,863)	(443,974)
Recoveries of prior charge-offs	23,670	11,144	34,814
Effect of changes in foreign currency rates	(556)	—	(556)
Total	60,002	36,050	96,052
Accrual for CSO lender owned loans (Note 1)	(4,444)	—	(4,444)
Balance end of year	$55,558	$36,050	$91,608

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of year	$62,987	$19,389	$82,376
Provision for loan losses	248,810	108,764	357,574
Charge-offs	(271,746)	(107,417)	(379,163)
Recoveries of prior charge-offs	24,019	8,134	32,153
Effect of changes in foreign currency rates	849	—	849
Total	64,919	28,870	93,789
Accrual for CSO lender owned loans (Note 1)	(5,843)	—	(5,843)
Balance end of year	$59,076	$28,870	$87,946

	December 31, 2016
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of year	$55,768	$10,016	$65,784
Provision for loan losses	259,359	58,462	317,821
Charge-offs	(271,820)	(53,510)	(325,330)
Recoveries of prior charge-offs	21,209	4,421	25,630
Effect of changes in foreign currency rates	(1,529)	—	(1,529)
Total	62,987	19,389	82,376
Accrual for CSO lender owned loans (Note 1)	(4,925)	—	(4,925)
Balance end of year	$58,062	$19,389	$77,451
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the debtor’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness or that extended the maturity date by sixty days or more as a part of a loss mitigation strategy for Rise and Elastic that began in 2017. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. There were no loans that were modified as TDRs prior to 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Outstanding recorded investment before TDR	$26,683	$9,619
Outstanding recorded investment after TDR	24,421	7,726
Total principal and interest forgiveness included in charge-offs within the Allowance for loan loss	$2,262	$1,893
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Average outstanding recorded investment(1)	$9,132	$6,416
Interest income recognized	$14,056	$1,162

1. Simple average as of December 31, 2018 and 2017, respectively.
The table below presents the Company’s loans modified in TDRs as of December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Current outstanding investment	$7,627	$2,661
Delinquent outstanding investment	5,531	2,445
Outstanding recorded investment	13,158	5,106
Less: Impairment included in Allowance for loan losses	(969)	(459)
Outstanding recorded investment, net of impairment	$12,189	$4,647
A TDR is considered to have charged-off when they are over 60 days past due or earlier if deemed uncollectible. There were approximately $21.8 million of loan restructurings accounted for as TDRs that subsequently charged-off for the year ended December 31, 2018. The Company had commitments to lend additional funds of approximately $0.3 million to customers with available and unfunded lines of credit at December 31, 2018.

NOTE 4—VARIABLE INTEREST ENTITIES

The Company is involved with five entities that are deemed to be VIEs: Elastic SPV, Ltd., EF SPV, Ltd., and three Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.

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
Once the third-party lender originates the loan, ESPV has the right, but not the obligation, to purchase a 90% interest in each Elastic line of credit. Victory Park Management, LLC ("VPC") entered into an agreement (the "ESPV Facility") under which it loans ESPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—ESPV Facility). The Company entered into a separate credit default protection agreement with ESPV whereby the Company agreed to provide credit protection to the investors in ESPV against Elastic loan losses in return for a credit premium. The Company does not hold a direct ownership interest in ESPV, however, as a result of the credit default protection agreement, ESPV was determined to be a VIE and the Company qualifies as the primary beneficiary. The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$18,723	$14,928
Loans receivable, net of allowance for loan losses of $36,019 and $28,870, respectively	266,725	232,352
Prepaid expenses and other assets ($64 and $50, respectively, eliminates upon consolidation)	251	50
Derivative asset at fair value (cost basis of $51 and $0, respectively)	195	—
Receivable from payment processors	12,212	9,890
Total assets	$298,106	$257,220
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($9,372 and $7,606, respectively, eliminates upon consolidation)	$17,923	$13,922
Deferred revenue	5,293	4,363
Reserve deposit liability ($35,850 and $31,200, respectively, eliminates upon consolidation)	35,850	31,200
Notes payable, net	238,896	207,735
Accumulated other comprehensive income	144	—
Total liabilities and shareholder’s equity	$298,106	$257,220
EF SPV, Ltd.
On October 15, 2018, the Company entered into several agreements with a third-party lender and EF SPV, Ltd. (“EFSPV”), an entity formed by third party investors for the purpose of purchasing loan participations from the third-party lender. Per the terms of the agreements, the Company provides customer acquisition services to generate loan applications submitted to the third-party lender. In addition, the Company licenses loan underwriting software and provides services to the third-party lender to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. EFSPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the installment loans acquired meet the criteria of a participation interest.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the third-party lender originates the loan, EFSPV has the right, but not the obligation, to purchase a 95% interest in each Rise bank originated installment loan. VPC's other existing agreement with the Company (the "VPC Facility") was amended to include loan participations purchased by EFSPV. VPC lends EFSPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—VPC Facility). The Company entered into a separate credit default protection agreement with EFSPV whereby the Company agreed to provide credit protection to the investors in EFSPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EFSPV, however, as a result of the credit default protection agreement, EFSPV was determined to be a VIE and the Company qualifies as the primary beneficiary. The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2018:

(Dollars in thousands)	2018
ASSETS
Cash and cash equivalents	$8,185
Loans receivable, net of allowance for loan losses of $3,388	25,484
Receivable from payment processors ($101 eliminates upon consolidation)	285
Total assets	$33,954
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($905 eliminates upon consolidation)	$1,332
Reserve deposit liability ($4,650 eliminates upon consolidation)	4,650
Notes payable, net	27,972
Shareholder's equity	—
Total liabilities and shareholder's equity	$33,954

CSO Lenders
The three CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2018 and 2017 consists of the following:

(Dollars in thousands)	2018	2017
Furniture and fixtures	$4,383	$3,052
Equipment	14,943	12,635
Leasehold improvements	6,413	1,889
Software development cost	56,379	40,378
Software-purchased	16,239	11,973
	98,357	69,927
Less accumulated depreciation	(56,778)	(45,678)
	$41,579	$24,249
Depreciation expense was approximately $12.6 million, $10.1 million and $10.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a part of its annual impairment review in the fourth quarter of 2018 for property and equipment, the Company identified two internal-use software projects whose net carrying value was deemed unrecoverable, and therefore, fully impaired. In addition, the Company identified a group of furniture and fixtures that had been abandoned as a result of an update to one of the Company's offices. As a result, the Company recognized impairment expense of $311 thousand in non-operating income (loss) within the Consolidated Statements of Operations for the year ended December 31, 2018.

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities at December 31, 2018 and 2017 consist of the following:

(Dollars in thousands)	2018	2017
Accounts payable	$16,356	$18,668
Accounts payable to related party (Note 16)	—	95
Accrued compensation	7,882	6,866
Liability for losses on CSO lender-owned consumer loans	4,444	5,843
Interest payable	7,280	6,393
Other accrued liabilities	8,988	4,348
	$44,950	$42,213
NOTE 7—NOTES PAYABLE, NET
The Company has two debt facilities with VPC, the Rise SPV, LLC and EF SPV, Ltd. credit facility (the "VPC Facility") and the ESPV Facility.

VPC Facility
The VPC Facility provides the following term notes at December 31, 2018:

•
A maximum borrowing amount of $350 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11% used to fund the Rise loan portfolio (“US Term Note”). The blended interest rate on the outstanding balance at December 31, 2018 and 2017 was 12.79% and 12.64%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the aggregate $240 million outstanding as of December 31, 2018. In addition, the US Term Note has a 1% unused commitment fee and cost sharing amounts that are recognized as interest expense. In October 2018, the VPC Facility was amended to incorporate EF SPV, Ltd. as a borrower under the US Term Note.

•
A maximum borrowing amount of $48 million at a base rate (defined as the 3-month LIBOR rate) plus 14% used to fund the UK Sunny loan portfolio (“UK Term Note”). As of December 31, 2017, the maximum borrowing amount was $48 million bearing interest at a base rate (defined as the 3-month LIBOR) plus 16%. The blended interest rate at December 31, 2018 and 2017 was 16.74% and 17.64%, respectively.

•
A maximum borrowing amount of $35 million at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% ("4th Tranche Term Note") as of December 31, 2018. As of December 31, 2017, the maximum borrowing amount was $25 million bearing interest at the greater of 18% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 17%. The blended interest rate at December 31, 2018 and 2017 was 15.74% and 18.64%, respectively.

•
A maximum borrowing amount of $0 and $10 million as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, the interest rate was the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9% ("Convertible Term Notes"). The blended interest rate at December 31, 2017 was 10.64%

•	As of January 30, 2018, the balance of the Convertible Term Notes was converted into the 4th Tranche Term Note.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, the VPC Facility had a total borrowing capacity of $433 million.
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

There are no principal payments due or scheduled until the maturity date of February 1, 2021. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; maximum ratio of indebtedness; and maximum ratios of charge-offs. The Company was in compliance with all covenants related to the VPC Facility as of December 31, 2018 and 2017.

The Convertible Term Notes were convertible, at the lender's option, into common stock upon the completion of specific defined liquidity events, including certain equity financings, certain mergers and acquisitions or the sale of substantially all of the Company's assets, or during the period from the receipt of notice of the anticipated commencement of a roadshow in connection with the Company's IPO until immediately prior to the effectiveness of the Registration Statement in connection with such IPO. The Convertible Term Notes were convertible into common stock at the market value (or a set discount to market value) of the shares on the date of conversion and since the Convertible Term Notes included a conversion option that continuously reset as the underlying stock price increased or decreased and provided a fixed value of common stock to the lender, it was considered share-settled debt. The Company did not elect and was not required to measure the Convertible Term Notes at fair value; as such, the Company measured the Convertible Term Notes at the accreted value, determined using the effective interest method. The conversion rights were not exercised, and the Convertible Tranche Notes became a part of the 4th Tranche Note on January 30, 2018.

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a probability-weighted valuation scenario model. The assumptions included in the calculations are highly subjective and subject to interpretation. The fair value of the single compound derivative was recognized as principal draw-downs were made and in proportion to the amount of principal draw-downs to the maximum borrowing amount. The initial fair value of the single compound derivative is recognized and presented as a debt discount and a derivative liability. The debt discount is amortized using the effective interest method from the principal draw-down date(s) through the maturity date. The derivative liability is accounted for in the same manner as a freestanding derivative pursuant to ASC 815—Derivatives and Hedging ("ASC 815"), with subsequent changes in fair value recorded in earnings each period.

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into that number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert; however, VPC purchased 2.3 million shares in the offering at the IPO price, and the Company used the proceeds from that purchase, approximately $14.95 million, to reduce an equivalent amount of indebtedness under the Convertible Term Notes. Accordingly, the Company released $2.0 million of the debt discount associated with this repayment into Net interest expense on the Consolidated Statement of Operations in the year ended December 31, 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes are no longer convertible in whole or in part into shares of the Company's common stock. Furthermore, VPC agreed to waive approximately $3 million of the Redemption Premium Feature associated with the $15.0 million of Convertible Term Notes the Company repaid. The remaining fair value of the derivative recognized by the Company at December 31, 2017 relates to the Redemption Premium Feature. See Note 11—Fair Value Measurements for additional information.

As discussed above, the Convertible Term Notes were converted into the 4th Tranche Term Notes on January 30, 2018 per the terms of the VPC Facility and the debt discount on the Convertible Term Notes was fully amortized. The exit premium under the Convertible Term Notes of $2.0 million was due and paid on January 30, 2018.

ESPV Facility
The ESPV Facility is used to purchase loan participations from a third-party lender and has a $250 million commitment amount. Interest is charged at a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. All of the tiered rates will decrease by 1% effective July 1, 2019. In August 2018, the maturity date of $49 million outstanding under the ESPV Facility, which previously had a maturity date of August 13, 2018, was automatically extended to July 1, 2021 per the terms of the agreement. As a result of this extension, all amounts outstanding under the ESPV Facility have a maturity date of July 1, 2021. The blended interest rate at December 31, 2018 and December 31, 2017 was 14.65% and 14.45%, respectively. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million outstanding as of December 31, 2018. See Note 11—Fair Value Measurements.
There are no principal payments due or scheduled until the July 1, 2021. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains financial covenants, including a borrowing base calculation and certain financial ratios. ESPV was in compliance with all covenants related to the ESPV Facility as of December 31, 2018 and 2017.

VPC and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, for the years ended December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
US Term Note bearing interest at 3-month LIBOR +11%	$222,000	$240,000
EF SPV portion of US Term Note bearing interest at 3-month LIBOR + 11%	28,000	—
UK Term Note bearing interest at 3-month LIBOR + 14% (2018) + 16% (2017)	39,196	31,210
4th Tranche Term Note bearing interest at 3-month LIBOR + 13% (2018)+ 17% (2017)	35,050	25,000
Convertible Term Notes bearing interest at 3-month LIBOR + 9%	—	10,050
ESPV Term Note bearing interest at 3-month LIBOR + 12-13.5%	239,000	208,000
Debt discount and issuance costs	(656)	(965)
Total	$562,590	$513,295

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 7, 2019, both the VPC Facility and the ESPV Facility were amended. Terms for the amended facilities include the following:

•
Pricing is the greater of 3-month LIBOR, the five-year LIBOR swap Rate, or 1% plus 7.5% for all product facilities (excluding the 4th Tranche Term Note) effective February 1, 2019 for the VPC Facility and effective July 1, 2019 for the ESPV Facility.

•	The EF SPV portion of the US Term Note will be moved from the VPC Facility to its own $150 million credit facility, (the "EF SPV Facility").

•	Over $1 billion in commitments split between the VPC, EF SPV, and ESPV Facilities.

•
20% revolver in the first quarter of each year for each product facility and a 25 basis points reduction in the cost of funds in both 2020 and 2021, subject to meeting certain net income thresholds. The threshold for the 2020 reduction is $22 million in net income for fiscal year 2019. The threshold for the 2021 reduction has not yet been determined.

•	Extension of the maturity date to January 1, 2024 (except for the $35 million in 4th Tranche Term Note which continues to have a maturity date of February 2021).

•	$2.4 million amendment fee payable in the first quarter of 2019.

•
Enhanced financial covenants including minimum cash requirements and excess spread requirements, maximum roll rate and charge off rate levels, maximum loan to value ratios, and a minimum book value of equity requirement.

The following table presents the future debt maturities, including debt issuance costs, as of December 31, 2018:

Year (dollars in thousands)	Amount as of December 31, 2018	As amended February 7, 2019 (pro-forma, unaudited)
2019	$—	$—
2020	—	—
2021	563,246	35,050
2022	—	—
2023	—	—
Thereafter	—	528,196
Total	$563,246	$563,246

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at December 31, 2018 and 2017 was approximately $16.0 million. There were no changes to goodwill during the years ended December 31, 2018, 2017 and 2016. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance"), related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.4 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of December 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,372)	1,032
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
	$5,156	$(3,444)	$1,712
The carrying value of acquired intangible assets as of December 31, 2017 is presented in the table below:

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(1,961)	1,443
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
	$5,156	$(3,033)	$2,123

In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expire one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and will therefore amortize the remaining carrying value on a straight-line basis through May 2019. As of December 31, 2018, the non-compete agreement has a carrying value of $190 thousand.
Total amortization expense recognized for the years ended December 31, 2018, 2017 and 2016 was approximately $0.4 million, $0.2 million, and $0.2 million respectively. The weighted average remaining amortization period for the intangible assets was 6, 8 and 9 years at December 31, 2018, 2017 and 2016, respectively.
Estimated amortization expense relating to intangible assets subject to amortization for the succeeding five years is as follows:

Year (dollars in thousands)	Amount
2019	$310
2020	120
2021	120
2022	120
2023	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. This included subleases with Think Finance (see Note 15—Related Parties) that terminated during the third quarter of 2018. Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $4.2 million, $3.7 million and $3.2 million, respectively, and is reported in Occupancy and equipment in the Consolidated Statements of Operations. Future minimum lease payments as of December 31, 2018 are as follows:

Year (dollars in thousands)	Amount
2019	$4,809
2020	3,652
2021	3,753
2022	3,855
2023	3,353
Thereafter	2,975
Total	$22,397

NOTE 10—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the years ended December 31, 2018, 2017 and 2016 totaled approximately $8.2 million, $6.3 million and $1.7 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued under the 2016 Plan 6,451,537 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of December 31, 2018, the total number of shares available for future grants under the 2016 Plan was 968,339 shares.
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
In conjunction with the 2016 and 2014 Plans, as of December 31, 2018, the Company had granted stock options and RSUs which are described in more detail below.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification of Stock Awards
During 2017, certain employee stock option awards were converted into RSU equity awards using conversion ratios designed to preserve the value of these awards to the holders. On October 26, 2017, affected employees received 165,524 RSU awards based upon cancellation of 228,780 stock option awards. Adjustments to our outstanding stock-based compensation awards resulted in an additional compensation expense of $0.7 million to be recognized over the remaining vesting life of the underlying awards.
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
The weighted-average grant-date fair value for options granted in 2018 was $6.27. These options have a contractual term of 10 years and vest 25% on the first anniversary of the effective date and 2.083% each month thereafter until full vesting on the fourth anniversary of the effective date. The assumptions used to determine the fair value of options granted in the years ended December 31, 2018 and 2017 using the Black-Scholes-Merton model are as follows:

	2018	2017
Dividend yield	0%	0%
Risk-free interest rate	2.67% to 2.77%	2.03% to 2.28%
Expected volatility (weighted average and range, if applicable)	48% (42% to 49%)	33% (31% to 34%)
Expected term	6-7 years	5-7 years
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
A summary of stock option activity as of and for the year ended December 31, 2018 is presented below:

Stock Options(1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	2,528,925	$4.48
Granted	89,731	6.27
Exercised	(271,891)	3.67
Canceled/Forfeited	(18,611)	6.39
Outstanding at December 31, 2018	2,328,154	4.63	4.80
Options exercisable at December 31, 2018	2,196,983	$4.51	4.58

(1) All awards presented in this table are for Elevate stock only.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2018, the following options were outstanding at their respective exercise price:

Exercise Price	Options Outstanding
$2.13	787,500
$3.16	12,500
$4.29 - 4.57	212,500
$5.15 - 5.84	584,870
$6.31	518,516
$7.65	21,091
$8.08 - 8.32	191,177
Total	2,328,154

At December 31, 2018, there was approximately $0.3 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised for the year December 31, 2018 was $1.2 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the year ended December 31, 2018 was $8.38. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the year ended December 31, 2018 is presented below:

RSUs(1)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2017	2,784,524	$7.55
Granted	1,554,334	8.34
Vested(2)	(746,595)	7.55
Canceled/Forfeited	(437,222)	7.73
Nonvested at December 31, 2018	3,155,041	7.91	8.79
Expected to vest at December 31, 2018	2,574,382	$7.90	8.77

(1)	All awards presented in this table are for Elevate common stock only.

(2)
During the year ended December 31, 2018, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 31,103 shares for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.

Included in the above grants, the Company entered into an RSU Agreement with a certain employee in January 2018 whereby 67,204 RSUs at a weighted average grant date fair value of $7.44 were authorized and granted as an inducement award outside the 2016 Plan. This award was canceled due to termination in November 2018. All RSUs included in this award were unvested upon cancellation.
During the year ended December 31, 2018, the aggregate intrinsic value of vested and expected to vest RSUs was $11.5 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2018, there was approximately $15.3 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted average period of 2.7 years. The total vest-date fair value of RSUs for the year ended December 31, 2018 was $5.6 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. There are currently 946,655 shares authorized for the ESPP and 690,391 shares reserved for the ESPP. There were 176,355 shares purchased under the ESPP for the year ended December 31, 2018. Within share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, $562 thousand, $332 thousand, and $0 thousand, respectively, relates to the ESPP.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2018 and 2017, there were no significant transfers between levels.

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
Fair Value Measurements on a Recurring Basis
Interest Rate Caps

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company and ESPV paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps qualify for hedge accounting as cash flow hedges. Unrealized gains and losses on the interest rate caps are recognized in Accumulated other comprehensive income in the period incurred and are subsequently reclassified to Interest expense when the hedged expenses are recorded. The interest rate caps have a maturity date of February 1, 2019; therefore, the Company expects all of the gains to be recognized as a reduction of Interest expense in the next twelve months.

The Company uses model-derived valuations that discount the future expected cash receipts that would occur if variable interest rates rise above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of and for the year ended December 31, 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$216
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	196
				$456,000	$412

Unrealized gains recognized in Accumulated other comprehensive income	As of December 31, 2018
US Term Note interest rate cap	$159
ESPV Facility interest rate cap	144
$303

Gains recognized as reduction in Interest expense	Year ended December 31, 2018
US Term Note interest rate cap	$1,272
ESPV Facility interest rate cap	1,145
$2,417

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Term Notes

Upon the initial $10 million draw on the Convertible Term Notes in October 2016, a derivative liability of approximately $1.7 million was recorded at fair value and was included as debt discount in Notes Payable, net and as a Derivative Liability on the Consolidated Balance Sheets at December 31, 2016. Upon the $15 million draw on the Convertible Term Notes in January 2017, an additional derivative liability of approximately $2.5 million was recorded at fair value and was included as a debt discount in Notes Payable and as a Derivative Liability. This liability is considered to be Level 3 in accordance with ASC 820-10 and is measured at fair value on a recurring basis. See Note 7—Notes Payable for additional information.

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

The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The change in the Derivative liability for the years ended December 31, 2018, 2017 and 2016 are shown in the following table:

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance at December 31, 2016	$1,750
Additional derivative recognized upon $15.0 million draw on the underlying Convertible Term Note	2,517
Reduction of derivative due to $14.9 million repayment of the underlying Convertible Term Note (Non-operating expense in the Consolidated Statements of Operations)	(2,746)
Fair value adjustment (Non-operating expense in the Consolidated Statements of Operations)	451
Balance at December 31, 2017	1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Consolidated Statements of Operations)	38
Balance at December 31, 2018	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative liability associated with its Convertible Term Notes was measured at fair value using a probability-weighted valuation scenario model based on the likelihood of the Company successfully completing an IPO or other qualified financing. The inputs and assumptions included in the calculations were highly subjective and subject to interpretation and included inputs and assumptions including estimates of redemption and conversion behaviors. Significant unobservable estimates of redemption and conversion behaviors prior to the IPO included (i) the 75% cumulative probability for the Company’s successful achievement of an IPO or other qualified financing prior to January 31, 2018 and (ii) the 90% probability that the Convertible Term Notes would be required to be redeemed at their maturation on January 31, 2018 (i.e., the holder would opt-out of converting the Convertible Term Notes into shares of the Company's common stock). The floating rate was based on the three-month LIBOR rate. The risk-free interest rate was based on the implied yield available on US Treasury zero-coupon issues over the expected life of the Convertible Term Notes. The expected life was impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in significantly lower or higher fair value measurements. The ranges of significant inputs and assumptions used in measuring the fair value of the embedded derivative liability in the Convertible Term Notes for the year ended December 31, 2017 were as follows:

2017
Expected life (months)	1
Conversion discount percentage	N/A
Floating rate	10.69% - 10.77%
Risk-free rate	1.58%
Market yield	23.81%
Non-marketability discount	N/A
Non-marketability discount volatility	N/A
The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Consolidated Balance Sheets.

NOTE 12—DERIVATIVES

The Company and ESPV use hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments during the year ended December 31, 2018. Additionally, the Company identified an embedded derivative in its Convertible Notes, which it entered into in the year ended December 31, 2016 and matured during the year ended December 31, 2018.

Cash Flow Hedges

The Company and ESPV utilize interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments are designated and accounted for as cash flow hedges, and the Company and ESPV measure the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affect earnings. See Note 11—Fair Value for additional information on these cash flow hedges. The following table summarizes the activity that was recorded in Accumulated other comprehensive income in addition to reclassifications from Accumulated other comprehensive income into earnings related to each of the Company's and ESPV's interest rate caps during the year ended December 31, 2018.

(Dollars in thousands)	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$—	$—
Gross gains recognized in Accumulated other comprehensive income	1,432	1,289
Gains reclassified to income through Interest expense	(1,272)	(1,145)
Ending unrealized gains in Accumulated other comprehensive income	$160	$144

There were no interest rate caps during the years ended December 31, 2017 or 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Embedded Derivative

During the year ended December 31, 2016, the Company identified a bifurcated embedded derivative in its Convertible Notes related to its conversion feature in addition to the obligation to pay a redemption premium upon cash redemption of the notes. This derivative matured in 2018 and is no longer on the balance sheet as of December 31, 2018. See Note 7—Notes Payable and Note 11—Fair Value for additional information about the bifurcated embedded derivative.

NOTE 13—INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 consists of the following:

(Dollars in thousands)	2018	2017	2016
Current income tax expense (benefit):
Federal	$(5)	$—	$—
State	150	202	434
Foreign	115	—	—
Total current income tax expense	260	202	434

Deferred income tax expense (benefit):
Federal	1,245	9,973	(2,785)
State	(97)	(244)	(601)
Total deferred income tax expense (benefit)	1,148	9,729	(3,386)

Total income tax expense (benefit)	$1,408	$9,931	$(2,952)
No penalties or interest related to taxes were recognized for the years ended December 31, 2018, 2017 and 2016.
The Company's consolidated effective tax rates were 10%, 329% and 12%, while the Company's US effective tax rates were 9%, 219% and 28% for the years ended December 31, 2018, 2017 and 2016, respectively. The consolidated and US effective tax rates were significantly higher in 2017 as a result of the Tax Reform, which reduced the US federal corporate tax rate from 35% to 21% in 2018, and for which the Company recognized a one-time $12.5 million charge in 2017. The Company's US cash effective tax rate for 2018 was approximately 2%. The differences between the provision for income tax and the amount that would result if the federal statutory rate were applied to the pre-tax financial income for the years ended December 31, 2018, 2017 and 2016 were as follows:

(Dollars in thousands)	2018	2017	2016
Federal statutory rate of 21%, 35% and 35%, respectively	$2,923	$1,055	$(8,854)
State income tax provision	579	(537)	(109)
Permanent differences	259	161	690
Change in valuation allowance	5,428	(1,198)	(878)
Rate differential	154	(1,616)	2,511
Change in federal statutory rate - US tax reform	(50)	12,462	—
Change in foreign statutory tax rate	(158)	399	2,033
Change in reserve for uncertain tax positions	(5,926)	190	1,525
Research and development credit	(2,493)	—	—
Other	692	(985)	130
Total	$1,408	$9,931	$(2,952)

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company has completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21%. There were no material adjustments related to SAB 118 during the year ended December 31, 2018. No SAB 118 adjustments were recognized in the years ended December 31, 2017 and 2016.

With respect to the new GILTI provision, the Company's SFC, ECI, qualifies as a CFC, and as such, requires a GILTI inclusion in the applicable tax year. ECI has a US tax year end of November 30 and results in no GILTI inclusion in the tax provision for the year ended December 31, 2018. The CFC's tax year beginning December 1, 2018 through November 30, 2019 will be included in the Company's tax provision and US Federal tax return for the year ended December 31, 2019. The Company has also elected to treat GILTI as a period cost, and therefore, will recognize those taxes as expenses in the period incurred.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

(Dollars in thousands)	2018	2017
Deferred Tax Assets:
Allowance for losses on loans receivable	$13,337	$13,781
Net operating loss carryforward – foreign	9,642	4,179
Net operating loss carryforward – domestic	9,001	10,321
Cumulative translation adjustment – domestic	2,178	2,274
Research and development credit	2,037	—
Deferred equity compensation costs	1,972	—
Accrued expenses	1,392	1,718
Deferred equity issuance costs	25	25
Other	654	1,880
Total deferred tax assets	40,238	34,178
Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation	(678)	(638)
Amortization of intangible assets	(6,522)	(4,382)
Prepaid expenses	(1,437)	(1,068)
Net deferred tax assets before valuation allowance	31,601	28,090
Valuation allowance	(9,973)	(4,545)
Deferred tax assets, net	$21,628	$23,545
Uncertain tax positions
The following table sets forth the changes in the Company’s unrecognized tax benefits related to the UK tax provision for the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	2018	2017	2016
Balance at beginning of the year	$5,926	$5,736	$4,211
Reductions for tax positions related to the prior year	(5,926)	(166)	(1,079)
Additions (reductions) for tax positions related to the current year	—	356	2,604
Balance at the end of the period	$—	$5,926	$5,736

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A thin-capitalization assessment was completed during 2018 that concluded a more likely than not position that interest expense incurred by the UK would not be limited by the UK taxing authorities. Based on the findings of this assessment, the Company no longer has an uncertain tax position related to the UK tax provision.
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for both the domestic and foreign deferred tax assets, net.

US deferred tax assets, net
At December 31, 2018 and 2017, the Company did not establish a valuation allowance for its US deferred tax assets "DTAs” based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The NOL carryforward from US operations at December 31, 2018 was approximately $42.0 million. The NOL carryforward expires beginning in 2034. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors include the following:

•
In 2018, the Company continued to grow its operating income (from $48 million in 2016 to $71 million in 2017 and to $95 million in 2018). The US-only pre-tax earnings improved from US-only pre-tax loss of $4.5 million in 2017 to US-only pre-tax income of $14.1 million in 2018, a 412% improvement from the prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by direct marketing and operating expense while maintaining a stable credit quality in the loan portfolio during the past year.

•
For 2019, the Company is forecasting further earnings improvements as we continue to grow our business while focusing on improving the credit quality and profitability of the loan portfolios. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest expense beginning in 2019. The Company expects to be in a three-year cumulative pre-tax income position in 2019. A portion of the US NOL is being used in 2018 and various forecast scenarios have been performed with the results reflecting a majority usage of the US NOL in 2019.

A significant negative factor consists of the following:

•
The Company has a three-year cumulative pre-tax loss position of $0.8 million; which approximates a break-even profitability position. The pre-tax losses in the prior years were incurred due to the establishment of an infrastructure for the Company separate from Think Finance while the Company was scaling the growth of the relatively new products of Rise and Elastic. The Company is beginning to utilize the NOL in 2018 and expects to be in a three-year cumulative pre-tax income position in 2019 under various forecasting scenarios.

The Company has given due consideration to all the factors and believes the positive evidence outweighs the negative evidence and has concluded that the US deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income in a look-forward period over the next three to five years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, at December 31, 2018 and 2017, the Company did not establish a valuation allowance for the US DTA.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UK deferred tax assets, net
At December 31, 2018 and 2017, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. For the years ended December 31, 2018 and 2017, the valuation allowance increased by approximately $5.4 million and decreased by approximately $1.2 million, respectively.
The Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $56.7 million and $22.5 million, respectively, available to offset future foreign taxable income. The Company completed a thin-capitalization assessment during 2018 that concluded a more likely than not position that interest expense incurred by the UK would not be limited by the UK taxing authorities which resulted in an increase of the NOL carryforward of $36.9 million at December 31, 2018. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.

NOTE 14—COMMITMENTS, CONTINGENCIES AND GUARANTEES
Contingencies
Currently and from time to time, the Company may become a defendant in various legal and regulatory actions that arise in the ordinary course of business. The Company generally cannot predict the eventual outcome, the timing of the resolution or the potential losses, fines or penalties of such legal and regulatory actions. Actual outcomes or losses may differ materially from the Company's current assessments and estimates, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition or cash flows.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and reasonably estimable. Even when an accrual is recorded, the Company may be exposed to loss in excess of any amounts accrued.
UK Claims Accrual:
During the second half of 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the second half of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. The Company believes that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, expects to begin regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, the Company accrued approximately $0.9 million for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Statement of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. There was no expense accrued in the prior year. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized. The following table presents a rollforward of the amount accrued for the year ended December 31, 2018.

(Dollars in thousands)	December 31, 2018
Balance at beginning of year	$—
Accruals	2,855
Payments	(1,975)
Effects of changes in foreign currency rates	45
Balance at end of year	$925

Other Matters:
The company is cooperating with the Consumer Financial Protection Bureau (the "CFPB") related to a civil investigative demand ("CID") received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. In November 2017, the CFPB sued Think Finance in Montana District Court. Elevate is not a party to this lawsuit.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $250.1 million and $198.9 million in available and unfunded credit lines at December 31, 2018 and 2017, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $9.3 million and $3.5 million at December 31, 2018 and 2017, respectively, in available and unfunded credit lines. The Today Card, which expanded its test launch in November 2018, had approximately $0.4 million in available and unfunded credit lines at December 31, 2018. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers and credit card customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in San Diego, California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both December 31, 2018 and 2017, the Company had $500 thousand of cash balances securing the letter of credit which is included in Restricted cash within the Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company may indemnify certain parties for losses due to the Company's breach of certain agreements or due to the services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions at December 31, 2018 and 2017. The fair value of these liabilities is immaterial; accordingly, the Company has no liabilities recorded for these agreements at December 31, 2018 and 2017.

NOTE 15—OPERATING SEGMENT INFORMATION
The Company determines operating segments based on how its chief operating decision maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is the Chief Executive Officer, who reviews the Company's operating results monthly on a consolidated basis.
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
The following tables summarize the allocation of net revenues and long-lived assets based on geography. The geographic presentation of the Company's segment assets was based on the geographic location of the asset and revenue by the Company's country of domicile.

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Revenues
United States	$663,717	$570,316	$484,462
United Kingdom	122,965	102,816	95,979
Total	$786,682	$673,132	$580,441

Long-lived assets
United States	$41,933	$29,317	$23,141
United Kingdom	17,385	13,082	11,349
Total	$59,318	$42,399	$34,490

NOTE 16—RELATED PARTIES
The Company had entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0.8 million, $0.9 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent and utility expense is included in Occupancy and equipment within the Consolidated Statements of Operations. Total payments for equipment were approximately $0.0 million, $0.0 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equipment payments were included as a reduction of the capital lease liability included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets and as interest expense included in Net interest expense within the Consolidated Statements of Operations.
At December 31, 2018 and 2017, the Company had approximately $0 thousand and $95 thousand, respectively, due to Think Finance related to reimbursable costs, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses related to board of director fees, stock compensation, and a consulting arrangement with a related party are included in Professional services within the Consolidated Statements of Operations. Travel reimbursements and meals and entertainment expenses are included in Other within the Consolidated Statements of Operations. These expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fees and travel expenses	$543	$590	$363
Stock compensation	1,311	728	208
Consulting	300	300	303
Total board related expenses	$2,154	$1,618	$874
During the year ended December 31, 2017, a member of the board entered into a direct investment in the VPC Facility of $800 thousand. The interest payments on this loan were $107 thousand and $76 thousand for the years ended December 31, 2018 and 2017, respectively. There were no direct investments in the VPC Facility by any board members during the year ended December 31, 2016.
In addition to amounts due to Think Finance as disclosed above, at December 31, 2018 and 2017, the Company had approximately $119 thousand and $65 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.

NOTE 17—401(k) PLAN
The Company adopted a 401(k) Plan (the “Plan”) on June 1, 2014. All employees are eligible to participate in the Plan upon reaching the age of 21 years and completing one month of service with the Company. The Plan is a “safe harbor 401k plan” and the Company matches 100% of each participant’s first 5% of compensation that is contributed to the Plan each year. Participants may contribute up to 70% of their eligible earnings to the applicable Plan, subject to regulatory and other plan restrictions. Company and employee contributions are fully vested at the time of contribution. The Company’s consolidated matching contributions in the years ended December 31, 2018, 2017 and 2016 totaled approximately $2.5 million, $1.8 million and $1.5 million, respectively.
In addition, the Company operates a defined contribution pension scheme for its employees in the United Kingdom. The assets of the scheme are held separately to those of the Company in an independently administered fund. The pension cost charge represents approximately $0.4 million in contributions paid by the Company to the fund during the year ended December 31, 2018 and $0.3 million during both of the years ended December 31, 2017 and 2016.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s operations are subject to seasonal fluctuations. Demand in the US has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds in the US. Typically, the Company’s loan loss provision, a significant portion of cost of sales in addition to direct marketing and other cost of sales, is lowest as a percentage of revenue in the first quarter of each year. The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except share and per share data):

(Dollars in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$193,537	$184,377	$201,480	$207,288
Total cost of sales	119,166	117,344	143,173	136,260
Gross profit	$74,371	$67,033	$58,307	$71,028
Net income (loss)	$9,483	$3,128	$(4,234)	$4,132
Basic earnings (loss) per share	$0.22	$0.07	$(0.10)	$0.10
Diluted earnings (loss) per share	$0.22	$0.07	$(0.10)	$0.09
Basic weighted average shares outstanding	42,211,714	42,561,403	43,182,208	43,197,914
Diluted weighted average shares outstanding	43,680,603	44,239,007	43,182,208	43,838,128

2017
Total revenue	$156,367	$150,471	$172,851	$193,443
Total cost of sales	97,389	96,314	122,279	134,350
Gross profit	$58,978	$54,157	$50,572	$59,093
Net income (loss)	$1,668	$3,020	$590	$(12,194)
Basic earnings (loss) per share	$0.06	$0.08	$0.01	$(0.29)
Diluted earnings (loss) per share	$0.06	$0.08	$0.01	$(0.29)
Basic weighted average shares outstanding(1)	27,237,470	38,541,965	41,717,231	41,897,080
Diluted weighted average shares outstanding(1)	28,735,749	39,950,760	43,158,515	41,897,080
(1) Unaudited pro-forma basic and diluted net income per share has been computed for first quarter of 2017 only to give effect to the automatic conversion of the convertible preferred stock into shares of common stock upon the completion of the IPO using the if converted method as though the conversion had occurred as of the beginning of the period.
NOTE 19—SUBSEQUENT EVENTS

The Company evaluated subsequent events and determined there have been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:

Notes Payable
On February 7, 2019, both the VPC Facility and the ESPV Facility were amended. Terms for the amended facilities include a separation of EF SPV notes into its own facility, lower pricing, increased commitments, covenant changes, and maturity date extensions. See Note 7—Notes Payable for further details.
The Company made draws on the VPC Facility of $10 million subsequent to December 31, 2018.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm. Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The Company plans to file its Proxy Statement for the 2019 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after December 31, 2018. Information required by this Item 10 is included in our Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Item 15(a)(1) and (2) and 15(c) Financial Statements and Schedules
See “Index to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.
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

Item 16. 10-K Summary

None.

Exhibit index

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	April 14, 2017
3.2	State of Delaware Certificate of Change of Registered Agent and Registered Office	8-K	3.1	September 20, 2017
3.3	Amended and Restated Bylaws	8-K	3.1	February 11, 2019
4.1	Form of common stock certificate	S-1	4.1	January 11, 2016
4.2	Form of Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders	S-1	4.2	January 11, 2016
10.1∞	Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.5	November 9, 2015
10.2	First Amendment to Amended and Restated Joint Marketing Agreement, dated June 18, 2018, by and among Elastic Marketing, LLC and Republic Bank & Trust Company.	10-Q	10.1	August 10, 2018
10.3∞	Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.76	January 30, 2017
10.4∞	Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC	S-1	10.6	November 9, 2015
10.5	First Amendment to Amended and Restated License and Support Agreement, dated June 18, 2018, by and among Elevate Decision Sciences, LLC and Republic Bank & Trust Company.	10-Q	10.2	August 10, 2018
10.6∞	Administrative Services Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elevate@Work Admin, LLC	S-1	10.7	November 9, 2015
10.7∞	Credit Default Protection Agreement, dated July 1, 2015, by and between Elastic@Work, LLC and Elastic SPV, Ltd	S-1	10.8	November 9, 2015
10.8∞	Participation Interest Purchase and Sale Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elastic@Work, LLC	S-1	10.11	November 9, 2015
10.9∞	Financing Agreement, dated July 1, 2015, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.9	November 9, 2015
10.10	First Amendment to Financing Agreement, dated October 21, 2015, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.36	November 9, 2015
10.11∞	Second Amendment to Financing Agreement, dated July 14, 2016, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.53	January 30, 2017
10.12∞	Third Amendment to Financing Agreement, dated April 27, 2017, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	8-K	10.1	May 2, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.13	Fourth Amendment to Financing Agreement, dated October 15, 2018, by and among Elastic SPV, Ltd. and Today Card LLC, as borrowers; the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as the agent.	10-Q	10.5	November 9, 2018
10.14	Amended and Restated Financing Agreement dated February 7, 2019 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.2	February 11, 2019
10.15∞	Fourth Amended and Restated Financing Agreement, dated October 15, 2018, by and among Rise SPV, LLC, EF SPV, Ltd., Elevate Credit International Ltd. and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC as the agent.	10-Q	10.4	November 9, 2018
10.16∞	Fifth Amended and Restated Financing Agreement dated February 7, 2019 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.1	February 11, 2019
10.17	Form of Assignment and Assumption Agreement between VPC Onshore Specialty Finance Fund II, L.P. and various assignees	S-1	10.80	March 27, 2017
10.18	Financing Agreement dated February 7, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.3	February 11, 2019
10.19	Intercreditor Agreement, dated July 1, 2015, by and among the Registrant, Rise SPV, LLC, Elevate Credit International Ltd., Elevate Credit Service, LLC, Elastic SPV, Ltd., the guarantors party thereto, and Victory Park Management, LLC, as collateral agent	S-1	10.10	November 9, 2015
10.20∞	Program Agreement Between Credit Services Organization and Third-Party Lender dated September 29, 2017 by and between Integrity Funding Ohio LLC and Rise Credit Service of Ohio, LLC	8-K	10.1	October 5, 2017
10.21	Guaranty dated September 29, 2017 by Rise Credit Service of Ohio, LLC to and for the benefit of Integrity Funding Ohio LLC	8-K	10.2	October 5, 2017
10.22	Parent Guaranty Agreement dated September 29, 2017 by Elevate Credit, Inc. to and for the benefit of Integrity Funding Ohio LLC	8-K	10.3	October 5, 2017
10.23	Credit Services Agreement dated September 29, 2017 by and between Redpoint Asset Funding Ohio, LLC and Rise Credit Service of Ohio, LLC	8-K	10.4	October 5, 2017
10.24	Credit Services Organization Guaranty by Rise Credit Service of Ohio, LLC dated September 29, 2017 to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.5	October 5, 2017
10.25	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.6	October 5, 2017
10.26	Credit Services Agreement dated September 29, 2017 by and between Redpoint Capital Asset Funding, LLC and Rise Credit Service of Texas, LLC	8-K	10.7	October 5, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.27	Credit Access Business Guaranty by Rise Credit Service of Texas, LLC dated September 29, 2017 to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.8	October 5, 2017
10.28	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.9	October 5, 2017
10.29∞	Amended and Restated Special Limited Agency Agreement dated September 29, 2017 by and between First Financial Loan Company LLC and Rise Credit Service of Texas, LLC	8-K	10.10	October 5, 2017
10.30	Credit Services Agreement, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.68	January 30, 2017
10.31∞	Amendment to Services Agreement, dated November 22, 2016, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.12	November 9, 2017
10.32∞	Second Amendment to Services Agreement, dated October 9, 2017 and effective as of October 1, 2017, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.13	November 9, 2017
10.33∞	Third Amendment to Services Agreement, dated May 8, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC.	10-Q	10.3	August 10, 2018
10.34∞	Fourth Amendment to Services Agreement, dated January 25, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	Filed herewith
10.35	Guaranty, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.69	January 30, 2017
10.36	Amendment to Guaranty, dated October 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.71	January 30, 2017
10.37	Parent Guaranty, dated July 15, 2015, by and among NCP Finance Ohio, LLC, Rise Credit, LLC and the Registrant	S-1	10.70	January 30, 2017
10.38	Credit Services Agreement, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.65	January 30, 2017
10.39	Guaranty, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.66	January 30, 2017
10.40	Parent Guaranty, dated January 18, 2016, by and among NCP Finance Limited Partnership, Rise Credit, LLC and the Registrant	S-1	10.67	January 30, 2017
10.41∞	Program Agreement between Credit Services Organization and Third-Party Lender, dated June 26, 2015, by and between Sentral Financial LLC and RISE Credit Service of Ohio, LLC	S-1	10.28	November 9, 2015
10.42	Parent Guaranty Agreement, dated June 26, 2015, by the Registrant to and for the benefit of Sentral Financial LLC	S-1	10.29	November 9, 2015
10.43	Guaranty, dated June 26, 2015, by RISE Credit Service of Ohio, LLC to and for the benefit of Sentral Financial LLC	S-1	10.30	November 9, 2015
10.44	Amendment to Guaranty, dated October 5, 2015, between Sentral Financial LLC and Rise Credit Services of Ohio, LLC	S-1	10.31	November 9, 2015
10.45	License Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.72	January 30, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.46∞	Support Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.73	January 30, 2017
10.47∞	TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated April 3, 2014, by and between Trans Union LLC and the Registrant	S-1	10.34	November 9, 2015
10.48	Fort Worth Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.41	March 9, 2018
10.49	Amendment to Fort Worth Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.42	March 9, 2018
10.50	Second Amendment to the Fort Worth Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.12	November 9, 2015
10.51	Third Amendment to the Fort Worth Sublease Agreement, dated October 12, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.54	January 30, 2017
10.52	Fourth Amendment to Fort Worth Sublease Agreement, dated July 31, 2016, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.55	January 30, 2017
10.53∞	Lease Agreement (Fort Worth Property), dated July 13, 2016, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	S-1	10.56	January 30, 2017
10.54∞	First Amendment to Lease Agreement, dated August 31, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC.	10-Q	10.3	November 9, 2018
10.55∞	Second Amendment to Lease Agreement, dated December 3, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	Filed herewith.
10.56	Addison Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.17	November 9, 2015
10.57	Amendment to Addison Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC	S-1	10.16	November 9, 2015
10.58	Second Amendment to the Addison Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC	S-1	10.15	November 9, 2015
10.59∞	Office Lease Agreement, dated January 24, 2018, by and between the Registrant and COP-Spectrum Center, LLC	10-K	10.50	March 9, 2018
10.60+	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers	S-1	10.18	March 10, 2017
10.61+	Elevate 2014 Equity Incentive Plan, as amended	8-K	10.5	January 30, 2019
10.62+	Elevate Form Stock Option Agreement	S-1	10.20	November 9, 2015
10.63+	Elevate Form Stock Option Agreement with vesting acceleration for Kenneth E. Rees and Jason Harvison	S-1	10.21	November 9, 2015
10.64+	Employment Option Agreement, dated as of May 1, 2014, by and between the Registrant and Kenneth E. Rees	S-1	10.22	November 9, 2015
10.65+	Elevate 2016 Omnibus Incentive Plan, as amended	8-K	10.4	January 30, 2019

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.66+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award	S-1	10.43	December 31, 2015
10.67+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Section 16 Grantees)	S-1	10.47	December 31, 2015
10.68+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	S-1	10.44	December 31, 2015
10.69+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.48	December 31, 2015
10.70+	Form of Elevate 2016 Omnibus Incentive Plan 2016 Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.74	January 30, 2017
10.71+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award	10-Q	10.3	May 11, 2018
10.72+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees)	10-Q	10.4	May 11, 2018
10.73+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award	S-1	10.45	December 31, 2015
10.74+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Section 16 Grantees)	S-1	10.46	December 31, 2015
10.75+	Elevate 2016 Employee Stock Purchase Plan, as amended	8-K	10.6	January 30, 2019
10.76+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement with Brian Biglin	S-8	10.10	March 12, 2018
10.77+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.24	November 9, 2015
10.78+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.39	December 31, 2015
10.79+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.81	March 10, 2017
10.80+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Kenneth E. Rees and Elevate Credit Service, LLC.	8-K	10.1	January 30, 2019
10.81+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.25	November 9, 2015
10.82+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.40	December 31, 2015
10.83+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.82	March 10, 2017
10.84+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Jason Harvison and Elevate Credit Service, LLC.	8-K	10.2	January 30, 2019
10.85+	Employment, Confidentiality and Non-Compete Agreement, dated January 5, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.26	November 9, 2015
10.86+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.41	December 31, 2015

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.87+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.83	March 10, 2017
10.88+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC.	8-K	10.3	January 30, 2019
21.1	Subsidiaries of Elevate Credit, Inc.	Filed herewith.
23.1	Consent of Grant Thornton, LLP	Filed herewith.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1∞	Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company	S-1	99.1	November 9, 2015
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

+	Indicates a management contract or compensatory plan.
∞	Confidential treatment has been requested or granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elevate Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Worth, State of Texas, on March 8, 2019.

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

Signature	Title	Date

/s/ Kenneth E. Rees	Chief Executive Officer and Chairman (Principal Executive Officer)	March 8, 2019
Kenneth E. Rees

/s/ Christopher Lutes	Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Christopher Lutes

/s/ Chad Bradford	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2019
Chad Bradford

/s/ John C. Dean	Director	March 8, 2019
John C. Dean

/s/ Stephen B. Galasso	Director	March 8, 2019
Stephen B. Galasso

/s/ Tyler W. K. Head	Director	March 8, 2019
Tyler W. K. Head

/s/ Robert L. Johnson	Director	March 8, 2019
Robert L. Johnson

/s/ Saundra D. Schrock	Director	March 8, 2019
Saundra D. Schrock

/s/ Stephen J. Shaper	Director	March 8, 2019
Stephen J. Shaper

/s/ Bradley Strock	Director	March 8, 2019
Bradley Strock