Form 10-Q
period 2019-03-31
Elevate Credit, Inc.
filed 2019-05-10
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0004 par value	ELVT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2019
Common Shares, $0.0004 par value	43,396,187

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors." Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, operating margins, loans outstanding, credit quality, ability to generate cash flow and ability to achieve and maintain future profitability;

•	the availability of debt financing, funding sources and disruptions in credit markets;

•	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

•	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

•	our expectations with respect to trends in our average portfolio effective annual percentage rate;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our anticipated expansion of relationships with strategic partners;

•	customer demand for our product and our ability to rapidly grow our business in response to fluctuations in demand;

•	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

•	the ability of customers to repay loans;

•	interest rates and origination fees on loans;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

•	our reliance on third-party service providers;

•	our access to the automated clearinghouse system;

•	the efficacy of our marketing efforts and relationships with marketing affiliates;

•	our anticipated direct marketing costs and spending;

•	the evolution of technology affecting our products, services and markets;

•	continued innovation of our analytics platform, including the anticipated release of our new credit models in the second quarter of 2019;

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents*	$97,153	$58,313
Restricted cash	2,493	2,591
Loans receivable, net of allowance for loan losses of $76,457 and $91,608, respectively*	502,528	561,694
Prepaid expenses and other assets*	9,865	11,418
Operating lease right of use assets	11,545	—
Receivable from CSO lenders	11,701	16,183
Receivable from payment processors*	24,059	21,716
Deferred tax assets, net	15,986	21,628
Property and equipment, net	44,886	41,579
Goodwill	16,027	16,027
Intangible assets, net	1,568	1,712
Derivative assets at fair value (cost basis of $0 and $109, respectively)*	—	412
Total assets	$737,811	$753,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$40,351	$44,950
Operating lease liabilities	15,392	—
State and other taxes payable	1,091	681
Deferred revenue*	20,405	28,261
Notes payable, net*	527,511	562,590
Total liabilities	604,750	636,482
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at March 31, 2019 and December 31, 2018.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 43,357,796 and 43,329,262 issued and outstanding, respectively	18	18
Additional paid-in capital	185,699	183,244
Accumulated deficit	(53,167)	(66,525)
Accumulated other comprehensive income, net of tax benefit of $1,354 and $1,257, respectively*	511	54
Total stockholders’ equity	133,061	116,791
Total liabilities and stockholders’ equity	$737,811	$753,273
* These balances include certain assets and liabilities of variable interest entities (“VIEs”) that can only be used to settle the liabilities of that respective VIE. All assets of the Company are pledged as security for the Company’s outstanding debt, including debt held by the VIEs. For further information regarding the assets and liabilities included in our consolidated accounts, see Note 4—Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2019	2018
Revenues	$189,504	$193,537
Cost of sales:
Provision for loan losses	87,431	92,142
Direct marketing costs	11,154	20,695
Other cost of sales	5,060	6,329
Total cost of sales	103,645	119,166
Gross profit	85,859	74,371
Operating expenses:
Compensation and benefits	25,710	22,427
Professional services	9,699	8,312
Selling and marketing	1,846	2,952
Occupancy and equipment (See Note 14)	5,052	4,119
Depreciation and amortization	4,266	2,715
Other	1,307	1,217
Total operating expenses	47,880	41,742
Operating income	37,979	32,629
Other income (expense):
Net interest expense (See Note 14)	(19,219)	(19,213)
Foreign currency transaction gain	613	756
Non-operating loss	—	(38)
Total other expense	(18,606)	(18,495)
Income before taxes	19,373	14,134
Income tax expense	6,015	4,651
Net income	$13,358	$9,483

Basic earnings per share	$0.31	$0.22
Diluted earnings per share	$0.30	$0.22
Basic weighted average shares outstanding	43,348,249	42,211,714
Diluted weighted average shares outstanding	43,875,410	43,680,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$13,358	$9,483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($2) and $0, respectively	665	1,093
Reclassification of certain deferred tax effects	—	(920)
Change in derivative valuation, net of tax of ($95) and $0, respectively	(208)	1,334
Total other comprehensive income, net of tax	457	1,507
Total comprehensive income	$13,815	$10,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2019 and 2018

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	—	—	42,165,524	$17	$174,090	$(79,954)	$2,003	$96,156
Share-based compensation	—	—	—	—	1,637	—	—	1,637
Exercise of stock options	—	—	59,380	—	218	—	—	218
Vesting of restricted stock units	—	—	5,212	—	—	—	—	—
Tax benefit of equity issuance costs	—	—	—	—	(674)	—	—	(674)
Comprehensive income:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	1,093	1,093
Change in derivative valuation net of tax expense of $0	—	—	—	—	—	—	1,334	1,334
Reclassification of certain deferred tax effects	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	9,483	—	9,483
Balances at March 31, 2018	—	—	42,230,116	$17	$175,271	$(69,551)	$3,510	$109,247

Balances at December 31, 2018	—	—	43,329,262	18	183,244	(66,525)	54	116,791
Share-based compensation	—	—	—	—	2,435	—	—	2,435
Exercise of stock options	—	—	12,500	—	26	—	—	26
Vesting of restricted stock units	—	—	16,034	—	(4)	—	—	(4)
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $2	—	—	—	—	—	—	665	665
Change in derivative valuation net of tax benefit of $95	—	—	—	—	—	—	(208)	(208)
Net income	—	—	—	—	—	13,358	—	13,358
Balances at March 31, 2019	—	—	43,357,796	$18	$185,699	$(53,167)	$511	$133,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,358	$9,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,266	2,715
Provision for loan losses	87,431	92,142
Share-based compensation	2,435	1,637
Amortization of debt issuance costs	180	97
Amortization of loan premium	1,553	1,504
Amortization of convertible note discount	—	138
Amortization of derivative assets	108	283
Amortization of operating leases	128	—
Deferred income tax expense, net	5,737	4,176
Unrealized gain from foreign currency transactions	(613)	(756)
Non-operating loss	—	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,657	(586)
Receivables from payment processors	(2,285)	(3,239)
Receivables from CSO lenders	4,482	5,219
Interest receivable	(15,801)	(19,826)
State and other taxes payable	394	356
Deferred revenue	(5,434)	(2,214)
Accounts payable and accrued liabilities	166	(7,395)
Net cash provided by operating activities	97,762	83,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(272,169)	(283,461)
Principal collections and recoveries on loans receivable	256,742	248,722
Participation premium paid	(1,205)	(1,476)
Purchases of property and equipment	(7,105)	(6,087)
Net cash used in investing activities	(23,737)	(42,302)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$10,000	$8,000
Payments of notes payable	(43,000)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Debt issuance costs paid	(2,547)	—
Proceeds from stock option exercises	26	269
Taxes paid related to net share settlement of equity awards	(4)	—
Net cash provided by financing activities	(35,525)	4,892
Effect of exchange rates on cash	242	358
Net increase in cash, cash equivalents and restricted cash	38,742	46,720

Cash and cash equivalents, beginning of period	58,313	41,142
Restricted cash, beginning of period	2,591	1,595
Cash, cash equivalents and restricted cash, beginning of period	60,904	42,737

Cash and cash equivalents, end of period	97,153	87,860
Restricted cash, end of period	2,493	1,597
Cash, cash equivalents and restricted cash, end of period	$99,646	$89,457

Supplemental cash flow information:
Interest paid	$18,988	$18,523
Taxes paid	$—	$38

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$2,326	$3,016
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$90	$87
Prepaid expenses accrued but not yet paid	$—	$750
Property and equipment accrued but not yet paid	$—	$424
Impact on OCI and retained earnings of adoption of ASU 2018-02	$—	$920
Changes in fair value of interest rate caps	$304	$1,334
Tax benefit of equity issuance costs included in Additional paid-in capital	$2	$674
Leasehold improvements included in Property and equipment, net	$134	$—
Operating lease right of use assets recognized from adoption of ASU 2016-02	$12,289	$—
Operating lease liabilities recognized from adoption of ASU 2016-02	$16,008	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2019 and 2018

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Significant items subject to such estimates and assumptions include the valuation of the allowance for loan losses, goodwill, long-lived and intangible assets, deferred revenues, contingencies, the fair value of derivatives, the income tax provision, valuation of share-based compensation, operating lease right of use assets, operating lease liabilities and the valuation allowance against deferred tax assets. The Company bases its estimates on historical experience, current data and assumptions that are believed to be reasonable. Actual results in future periods could differ from those estimates.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Property and equipment, gross	$105,961	$98,357
Accumulated depreciation and amortization	(61,075)	(56,778)
Property and equipment, net	$44,886	$41,579

Interest Rate Caps
The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. The Company excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presented the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps did not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.
For additional information related to derivative instruments, see Note 9—Fair Value Measurements.

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component.

Recently Adopted Accounting Standards
In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. The Company has adopted all of the amendments of ASU 2018-09 as of January 1, 2019 on a modified retrospective basis. The adoption of ASU 2018-09 did not have a material impact on the Company's condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three months ended March 31, 2018 was $920.0 thousand.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2017-12. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated income statements.
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
For the three months ended March 31, 2019 and 2018

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We anticipate that adoption of ASU 2016-13 may have a material impact on our financial statements due to the timing differences caused by the change in methodology. In addition, the internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company is on track to adopt ASU 2016-13 as of the effective date. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at March 31, 2019 and 2018.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2019	2018
Numerator (basic):
Net income	$13,358	$9,483

Numerator (diluted):
Net income	$13,358	$9,483

Denominator (basic):
Basic weighted average number of shares outstanding	43,348,249	42,211,714

Denominator (diluted):
Basic weighted average number of shares outstanding	43,348,249	42,211,714
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	527,161	1,468,889
Diluted weighted average number of shares outstanding	43,875,410	43,680,603

Basic and diluted earnings per share:
Basic earnings per share	$0.31	$0.22
Diluted earnings per share	$0.30	$0.22

For the three months ended March 31, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,457,296 and 193,677 common shares issuable upon exercise of the Company's stock options; and

•	3,475,808 and 113,114 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three month periods ended March 31, 2019 and 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Finance charges	$110,548	$118,496
CSO fees	13,708	14,859
Lines of credit fees	64,733	58,903
Other	515	1,279
Total revenues	$189,504	$193,537

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at March 31, 2019 and December 31, 2018. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK. The Elastic product is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the three months ended March 31, 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of March 31, 2019 and December 31, 2018 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of March 31, 2019 and December 31, 2018 have been charged off.

	March 31, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$276,929	$233,888	$510,817
Past due loans	45,343	20,803	66,146
Total loans receivable	322,272	254,691	576,963
Net unamortized loan premium	95	1,927	2,022
Less: Allowance for loan losses	(48,116)	(28,341)	(76,457)
Loans receivable, net	$274,251	$228,277	$502,528

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$296,339	$273,217	$569,556
Past due loans	53,491	27,778	81,269
Total loans receivable	349,830	300,995	650,825
Net unamortized loan premium	54	2,423	2,477
Less: Allowance for loan losses	(55,557)	(36,051)	(91,608)
Loans receivable, net	$294,327	$267,367	$561,694
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

Total loans receivable includes approximately $10.5 million and $7.4 million of loans in a non-accrual status at March 31, 2019 and December 31, 2018, respectively. The previously reported non-accrual loan balance as of December 31, 2018 excluded certain non-accrual loans in error that amounted to $2.7 million. The omission of this amount only impacted the footnote disclosure and not the reported balances on the balance sheet and statement of operations, the Company does not believe this omission has a material impact on the previously reported balances in the consolidated financial statements as of December 31, 2018
Additionally, total loans receivable includes approximately $32.5 million and $41.6 million of interest receivable at March 31, 2019 and December 31, 2018, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$60,002	$36,050	$96,052
Provision for loan losses	57,869	29,562	87,431
Charge-offs	(72,135)	(39,559)	(111,694)
Recoveries of prior charge-offs	5,421	2,288	7,709
Effect of changes in foreign currency rates	201	—	201
Total	51,358	28,341	79,699
Accrual for CSO lender owned loans	(3,242)	—	(3,242)
Balance end of period	$48,116	$28,341	$76,457

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$64,919	$28,870	$93,789
Provision for loan losses	63,229	28,913	92,142
Charge-offs	(78,544)	(31,979)	(110,523)
Recoveries of prior charge-offs	6,187	2,294	8,481
Effect of changes in foreign currency rates	357	—	357
Total	56,148	28,098	84,246
Accrual for CSO lender owned loans	(3,749)	—	(3,749)
Balance end of period	$52,399	$28,098	$80,497
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

As of March 31, 2019 and December 31, 2018, estimated losses of approximately $3.2 million and $4.4 million for the CSO owned loans receivable guaranteed by the Company of approximately $30.8 million and $39.8 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Outstanding recorded investment before TDR	$12,725	$3,044
Outstanding recorded investment after TDR	11,355	2,096
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$1,370	$948

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Average outstanding recorded investment(1)	$14,917	$4,435
Interest income recognized	$1,925	$1,652
1. Simple average as of March 31, 2019 and 2018, respectively.

The table below presents the Company's loans modified as TDRs as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	2019	2018
Current outstanding investment	$7,784	$7,627
Delinquent outstanding investment	8,869	5,531
Outstanding recorded investment	16,653	13,158
Less: Impairment	(2,151)	(969)
Outstanding recorded investment, net of impairment	$14,502	$12,189

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $4.5 million and $4.4 million loan restructurings accounted for as TDRs that subsequently defaulted for the three months ended March 31, 2019 and 2018, respectively. The Company had commitments to lend additional funds of approximately $0.9 million to customers with available and unfunded lines of credit as of March 31, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 4—VARIABLE INTEREST ENTITIES

The Company is involved with five entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd. and three Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
Elastic SPV, Ltd.
On July 1, 2015, the Company entered into several agreements with a third-party lender and Elastic SPV, Ltd. (“ESPV”), an entity formed by third-party investors for the purpose of purchasing loan participations from the third-party lender. Per the terms of the agreements, the Company provides customer acquisition services to generate loan applications submitted to the third-party lender. In addition, the Company licenses loan underwriting software and provides services to the third-party lender to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. ESPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the lines of credit acquired meet the criteria of a participation interest.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$39,666	$18,723
Loans receivable, net of allowance for loan losses of $28,192 and $36,019, respectively	227,583	266,725
Prepaid expenses and other assets ($64 and $64, respectively, eliminates upon consolidation)	69	251
Derivative asset at fair value (cost basis of $0 and $51, respectively)	—	195
Receivable from payment processors	11,699	12,212
Total assets	$279,017	$298,106
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($9,024 and $9,372, respectively, eliminates upon consolidation)	$19,835	$17,923
Deferred revenue	4,834	5,293
Reserve deposit liability ($35,850 and $35,850, respectively, eliminates upon consolidation)	35,850	35,850
Notes payable, net	218,498	238,896
Accumulated other comprehensive income	—	144
Total liabilities and shareholder’s equity	$279,017	$298,106

EF SPV, Ltd.
On October 15, 2018, the Company entered into several agreements with a third-party lender and EF SPV, Ltd. (“EF SPV”), an entity formed by third-party investors for the purpose of purchasing loan participations from the third-party lender. Per the terms of the agreements, the Company provides customer acquisition services to generate loan applications submitted to the third-party lender. In addition, the Company licenses loan underwriting software and provides services to the third-party lender to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. EF SPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the installment loans acquired meet the criteria of a participation interest.
Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase a 95% interest in each Rise bank originated installment loan. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 5—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$19,179	$8,185
Loans receivable, net of allowance for loan losses of $7,017 and $3,388, respectively	42,912	25,484
Receivable from payment processors ($334 and $101 eliminates upon consolidation)	1,216	285
Total assets	$63,307	$33,954
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($1,057 and $905, respectively, eliminates upon consolidation)	$2,384	$1,332
Reserve deposit liability ($7,950 and $4,650, respectively, eliminates upon consolidation)	7,950	4,650
Notes payable, net	52,973	27,972
Total liabilities and shareholder’s equity	$63,307	$33,954

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 5—NOTES PAYABLE, NET
The Company has three debt facilities with VPC. The Rise SPV, LLC credit facility (the "VPC Facility"), the EF SPV Facility, and the ESPV Facility. The facilities were modified effective February 1, 2019 to the following terms.
VPC Facility
The VPC Facility is primarily used to fund the Rise and Sunny loan portfolio with a subordinate debt component used for corporate purposes. It provides the following term notes:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 10.23%.

•
A maximum borrowing amount of $130 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 10.23%.

•
A maximum borrowing amount of $35 million used to fund working capital at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”) as of March 31, 2019. The interest rate at March 31, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate paid on this facility upon the February 1, 2019 amendment.

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note both mature on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 10.23%. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of March 31, 2019.

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3 month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date will be 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 15.48%. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of March 31, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
US Term Note bearing interest at the base rate + 7.5% (2019) and 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) + 14% (2018)	39,485	39,196
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	53,000	—
ESPV Term Note bearing interest at the base rate + 12.75% (2019) and + 12-13.5% (2018)	221,000	239,000
Debt issuance costs	(3,024)	(656)
Total	$527,511	$562,590

The Company paid down a net $33 million in debt under the revolver component of the facilities during the first quarter of 2019. Additionally, the Company paid a $2.4 million amendment fee on the ESPV Facility during the first quarter of 2019 that is included in deferred debt issuance costs and will be amortized into interest expense over the remaining life of the facility (through January 1, 2024). The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of March 31, 2019 are as follows:

Year (dollars in thousands)	March 31, 2019
Remainder of 2019	$—
2020	—
2021	35,050
2022	—
2023	—
Thereafter	495,485
Total	$530,535

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at March 31, 2019 and December 31, 2018 was approximately $16 million. There were no changes to goodwill during the three months ended March 31, 2019. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.4 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of March 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,516)	888
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,588)	$1,568
The carrying value of acquired intangible assets as of December 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,372)	1,032
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,444)	$1,712
In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expire one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and will therefore amortize the remaining carrying value on a straight-line basis through May 2019. As of March 31, 2019, the non-compete agreement has a carrying value of $76 thousand.
Total amortization expense recognized for the three months ended March 31, 2019 and 2018 was approximately $144 thousand and $45 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 6.19 years at March 31, 2019.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2020	$120
2021	120
2022	120
2023	120
2024	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of one to eight years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of March 31, 2019, net assets recorded under operating leases were $11.5 million and net lease liabilities were $15.4 million.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Total lease cost for the three months ended March 31, 2019, included in Occupancy and equipment in the Condensed Consolidated Income Statements, is detailed in the table below

Three Months Ended March 31,
Lease cost	2019
Operating lease cost	$1,148
Short-term lease cost	11
Total lease cost	$1,159

Further information related to leases is as follows:

Three Months Ended March 31,
Supplemental cash flows information	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,020
Weighted average remaining lease term	4.7 years
Weighted average discount rate	10.23%

Future minimum lease payments as of March 31, 2019 are as follows:

Year (dollars in thousands)	Operating Leases
2019	$3,587
2020	3,388
2021	3,484
2022	3,581
2023	3,143
Thereafter	2,975
Total future minimum lease payments	$20,158
Less: Imputed interest	(4,766)
Operating lease liabilities	$15,392
As of March 31, 2019, the Company has an operating lease for facility space that has not yet commenced with an expected lease liability of $1 million. This operating lease commenced during April 2019 with a lease term of 4.5 years.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended March 31, 2019 and 2018 totaled approximately $2.4 million and $1.6 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,156,173 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of March 31, 2019, the total number of shares available for future grants under the 2016 Plan was 1,582,855 shares.
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
For the three months ended March 31, 2019, the Company had the following activity related to outstanding share-based awards:
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
A summary of stock option activity as of and for the three months ended March 31, 2019 is presented below:

Stock Options(1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	2,328,154	$4.63
Granted	122,400	4.68
Exercised	(12,500)	2.13
Forfeited	(4,744)	5.91
Outstanding at March 31, 2019	2,433,310	4.64	4.83
Options exercisable at March 31, 2019	2,207,106	$4.55	4.38
(1) All awards presented in the table are for Elevate stock only.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

At March 31, 2019, there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of options exercised for the three months ended March 31, 2019 was $30 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the three months ended March 31, 2019 was $4.68. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the three months ended March 31, 2019 is presented below:

RSUs(1)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2018	3,155,041	$7.91
Granted	1,104,342	4.68
Vested	(16,888)	7.56
Forfeited	(102,490)	7.87
Nonvested at March 31, 2019	4,140,005	7.05	8.90
Expected to vest at March 31, 2019	3,299,685	$7.18	8.82
(1) All awards presented in the table are for Elevate stock only.
At March 31, 2019, there was approximately $16.7 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.8 years. During the three months ended March 31, 2019, the total vest-date fair value of RSUs was approximately $78 thousand. As of March 31, 2019, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $14.3 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,379,948 shares authorized and 1,123,685 reserved for the ESPP. There have been no shares purchased under the ESPP for the three months ended March 31, 2019. Within share-based compensation expense for the three months ended March 31, 2019 and 2018, $193 thousand and $134 thousand, respectively, relates to the ESPP.
NOTE 9—FAIR VALUE MEASUREMENTS
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
For the three months ended March 31, 2019 and 2018

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2019 and 2018, there were no significant transfers between levels.

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
Fair Value Measurements on a Recurring Basis

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps qualifed for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps were recognized in Accumulated other comprehensive income in the period incurred and subsequently reclassified to Interest expense when the hedged expenses were recorded.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value at March 31, 2019	Fair value at December 31, 2018
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$—	$216
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	—	196
				$456,000	$—	$412

Unrealized gains recognized in Accumulated other comprehensive income	As of March 31, 2019	As of December 31, 2018
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

Gains recognized in Interest expense	Three months ended March 31, 2019	Three months ended March 31, 2018
US Term Note interest rate cap	$159	$110
ESPV Facility interest rate cap	144	99
	$303	$209

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The changes in the Derivative liability for the three months ended March 31, 2019 and 2018 are shown in the following table. The Convertible Term Notes converted to the 4th Tranche Term Note upon maturity at January 30, 2018.

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	38
Balance, March 31, 2018	—

Balance, December 31, 2018	—
Balance, March 31, 2019	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 10—DERIVATIVES
The Company and ESPV use hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. Additionally, the Company identified an embedded derivative in its Convertible Term Notes during 2016, which matured on January 30, 2018.
Cash Flow Hedges
The Company and ESPV utilize interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments are designated and accounted for as cash flow hedges, and the Company and ESPV measure the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affect earnings. See Note 9—Fair Value for additional information on these cash flow hedges. The following table summarizes the activity that was recorded in Accumulated other comprehensive income in addition to reclassifications from Accumulated other comprehensive income into earnings related to each of the Company's and ESPV's interest rate caps during the three months ended March 31, 2019 and 2018.

	March 31, 2019		March 31, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$160	$144	$—	$—
Gross gains recognized in Accumulated other comprehensive income	—	—	812	731
Gains reclassified to income through Interest expense	(160)	(144)	(110)	(99)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—	$702	$632
Embedded Derivative
During 2016, the Company identified a bifurcated embedded derivative in its Convertible Term Notes related to its conversion feature in addition to the obligation to pay a redemption premium upon cash redemption of the notes. This derivative matured in 2018 and is no longer on the balance sheet as of March 31, 2019 and December 31, 2018. See Note 9—Fair Value for additional information about the bifurcated embedded derivative.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 11—INCOME TAXES
Income tax expense for the three months ended March 31, 2019 and 2018 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Current income tax expense (benefit):
Federal	$—	$(5)
State	278	75
Foreign	—	405
Total current income tax expense	278	475

Deferred income tax expense (benefit):
Federal	4,339	3,862
State	1,398	749
Stock options	—	(4)
R&D credits	—	(431)
Total deferred income tax expense	5,737	4,176

Total income tax expense	$6,015	$4,651

No penalties or interest related to taxes were recognized for the three months ended March 31, 2019 and 2018.
The Company’s consolidated effective tax rates for the three months ended March 31, 2019 and 2018, including discrete items, were 31% and 33%, respectively, while the US effective tax rates were 35% and 29%, respectively. For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% for the US primarily due to its permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). The Company's US cash effective tax rate was approximately 2%.
On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company had completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21% in 2018. During the three months ended March 31, 2018 the Company recorded a benefit of $245 thousand to its provisional amounts related to the Act, which had a 2% impact for the three months ended March 31, 2018.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

US deferred tax assets, net
At March 31, 2019 and December 31, 2018, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at March 31, 2019 and December 31, 2018 was approximately $42.0 million. The NOL carryforward expires beginning in 2034. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
In 2018, the Company continued to grow its operating income (from $48 million in 2016 to $71 million in 2017 to $95 million in 2018). The US-only pre-tax earnings improved from a US-only pre-tax loss $4.5 million in 2017 to US-only pre-tax income of $14.1 million in 2018, a 412% improvement from prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by direct marketing and operating expense while maintaining a stable credit quality in the loan portfolio during the past year.

•
In 2019, the Company is forecasting US taxable income as it continues to grow its business and generate even greater operating income. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company's operating expenses are within targeted efficiency ratios and are expected to be relatively flat. The Company re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest expense beginning in 2019. Various forecast scenarios have been performed with the results reflecting usage of the majority of the US NOL in 2019 and the balance during 2020. The Company's operating income for the three months ended March 31, 2019 was $38.0 million, a 16% improvement over the prior year period.

Significant negative factor included:

•
As of December 31, 2018, the Company had a three-year cumulative pre-tax loss position of $0.8 million; which approximates a break-even profitability position. The pre-tax losses in years prior to 2018 were incurred due to the establishment of an infrastructure for the Company separate from Think Finance while the Company was scaling the growth of the relatively new products of Rise and Elastic. The Company began to utilize the NOL in 2018 and expects to be in a three-year cumulative pre-tax income position in 2019 under various forecasting scenarios.

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
UK deferred tax assets, net
At March 31, 2019 and December 31, 2018, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on a quarterly basis, and, as a result, there have been no changes as of March 31, 2019. Regardless of the deferred tax valuation allowance recognized at March 31, 2019 and December 31, 2018, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $56.7 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

NOTE 12—COMMITMENTS, CONTINGENCIES AND GUARANTEES
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

UK Claims Accrual:

During the second half of 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the second half of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. The Company believes that many of the increased claims against it are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.

As of March 31, 2019 and December 31, 2018, the Company accrued approximately $1.1 million and $0.9 million, respectively, for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Statement of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There was no expense accrued in the three months ended March 31, 2018. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized. The following table presents a rollforward of the amount accrued for the three months ended March 31, 2019.

(Dollars in thousands)	March 31, 2019
Beginning balance	$925
Accruals	1,124
Payments	(922)
Effects of changes in foreign currency rates	2
Ending balance	$1,129

Other Matters:
The company is cooperating with the Consumer Financial Protection Bureau (the "CFPB") related to a civil investigative demand ("CID") received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. In November 2017, the CFPB sued Think Finance in the U.S. District Court for the District of Montana. Elevate is not a party to this lawsuit.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2019 and 2018

Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $266.2 million and $250.1 million in available and unfunded credit lines at March 31, 2019 and December 31, 2018, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $10.2 million and $9.3 million in available and unfunded credit lines at March 31, 2019 and December 31, 2018, respectively. The Today Card, which expanded its test launch in November 2018, had approximately $0.3 million and $0.4 million in available and unfunded credit lines as of March 31, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both March 31, 2019 and December 31, 2018, the Company had $500 thousand of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company's may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of March 31, 2019 and December 31, 2018. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of March 31, 2019 and December 31, 2018.

NOTE 13—OPERATING SEGMENT INFORMATION
The Company determines operating segments based on how its chief operating decision-maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is its Chief Executive Officer, who reviews the Company's operating results monthly on a consolidated basis.
The Company has one reportable segment, which provides online financial services for subprime consumers, which is composed of the Company’s operations in the United States and the United Kingdom. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers, and the nature of the regulatory environments.
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
For the three months ended March 31, 2019 and 2018

The following tables summarize the allocation of net revenues and long-lived assets based on geography. The geographic presentation of the Company's segment assets was based on the geographic location of the asset and revenue by the Company's country of domicile.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Revenues
United States	$160,066	$163,306
United Kingdom	29,438	30,231
Total	$189,504	$193,537

	March 31, 2019	December 31, 2018
Long-lived assets
United States	$53,084	$41,933
United Kingdom	20,942	17,385
Total	$74,026	$59,318

NOTE 14—RELATED PARTIES
The Company has entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0 thousand and $288 thousand for the three months ended March 31, 2019 and 2018, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Income Statements.
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three months ended March 31, 2019 and 2018 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Fees and travel expenses	$131	$142
Stock compensation	366	214
Consulting	75	75
Total board related expenses	$572	$431
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. The interest payments on this loan were $22 thousand and $28 thousand for the three months ended March 31, 2019 and 2018, respectively.
In addition to amounts due to Think Finance as disclosed above, at March 31, 2019 and December 31, 2018, the Company had approximately $120 thousand and $119 thousand, respectively, due to related parties, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 15—SUBSEQUENT EVENTS
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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.2 million customers with $7.0 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We have experienced rapid growth since launching our current generation of product offerings. Since their introduction, through March 31, 2019, Rise, Elastic, Sunny and Today Card, together, have provided approximately $5.5 billion in credit to more than 1.4 million customers and have generally generated strong growth in revenues and loans outstanding. However, revenues for the three months ended March 31, 2019 declined 2% compared to the three months ended March 31, 2018 primarily due to a decline in the effective APR of the combined loans receivable. Our combined loans receivable - principal balances grew 1% from $567.5 million as of March 31, 2018 to $575.1 million as of March 31, 2019. For additional information about our combined loan balances please see “—Non-GAAP Financial Measures—Combined loan information.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC”) to fund the loans we make to our customers. Prior to January 2014, we funded all of our loans to customers out of our existing cash flows. On January 30, 2014, we entered into an agreement with VPC to provide a credit facility (“VPC Facility”) in order to fund our Rise and Sunny products and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $515 million at March 31, 2019. See “—Liquidity and Capital Resources—Debt facilities.”

Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 16 states. FinWise Bank retains 5% of the balances of all loans originated and then sells a 95% loan participation in those Rise installment loans to a third-party special purpose vehicle, EF SPV, Ltd. ("EF SPV"). We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against the Rise installment loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of EF SPV and is required to consolidate the financial results of EF SPV as a VIE in its consolidated financial results. The condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $150 million.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a VIE in its consolidated financial results.

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of March 31, 2019. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:

•
Revenue.   Revenues decreased by $4.0 million, or 2%, from $193.5 million for the three months ended March 31, 2018 to $189.5 million for the three months ended March 31, 2019 primarily due to the decline in the effective APR of the combined loans receivable. Key metrics related to revenue performance that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion).

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

Revenue

	As of and for the three months ended March 31,
Revenue metrics (dollars in thousands, except as noted)	2019	2018
Revenues	$189,504	$193,537
Period-over-period revenue	(2)%	24%
Ending combined loans receivable – principal(1)	575,131	567,464
Average combined loans receivable – principal(1)(2)	609,192	599,214
Total combined loans originated – principal	298,264	309,546
Average customer loan balance (in dollars)(3)	1,577	1,609
Number of new customer loans	50,476	70,135
Ending number of combined loans outstanding	364,679	352,609
Customer acquisition costs (in dollars)	221	295
Effective APR of combined loan portfolio	126%	130%
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
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank) and the 95% participation in FinWise originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheet.
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

The following tables summarize the changes in customer loans by product for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
New customer loans originated	17,365	4,838	22,203	28,273	50,476
Former customer loans originated	17,791	9	17,800	—	17,800
Attrition	(52,893)	(25,484)	(78,377)	(23,824)	(102,201)
Ending number of combined loans outstanding	125,021	145,760	270,781	93,898	364,679
Customer acquisition cost	$333	$294	$324	$140	$221
Average customer loan balance	$2,241	$1,685	$1,941	$527	$1,577

	Three Months Ended March 31, 2018
	Rise	Elastic	Total Domestic	Sunny	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	22,265	20,880	43,145	26,990	70,135
Former customer loans originated	15,383	89	15,472	—	15,472
Attrition	(51,175)	(23,086)	(74,261)	(20,709)	(94,970)
Ending number of combined loans outstanding	127,263	138,555	265,818	86,791	352,609
Customer acquisition cost	$333	$275	$305	$279	$295
Average customer loan balance	$2,210	$1,708	$1,948	$571	$1,609
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Recent trends.    Our revenues for the three months ended March 31, 2019 totaled $189.5 million, a decrease of 2% versus the three months ended March 31, 2018. This decrease in revenues was primarily driven by a 400 basis points decrease in our effective APR on the combined loans receivable - principal balance as the APR declined to 126% during the three months ended March 31, 2019 from 130% during the comparable prior year period. This decrease in the average APR resulted primarily from a slowdown in new customer marketing as new customer loans typically have a higher APR. We funded approximately 50,000 new customer loans in the first quarter of this year, a decrease of 28% versus the first quarter of 2018. As we disclosed in our 2018 Annual Report on Form 10-K, we chose to moderate our new customer growth this quarter as we wait for the rollout of new credit models during the second quarter of 2019.
Growth in loan balances partially offset the decrease in revenues for the three months ended March 31, 2019 as the number of combined loans outstanding increased 3% over the prior year amount. Our Elastic and Sunny products have approximately 5% and 8% more customer loans outstanding as compared to a year ago, respectively, while the customer loans outstanding for Rise decreased by 2%.

Our CAC was significantly lower in the first quarter of 2019 as compared to the first quarter of 2018 and was below the lower end of our targeted range of $250 to $300. This decrease was attributable to our Sunny product. The Sunny CAC decreased from $279 for the three months ended March 31, 2018 to $140 due to more efficient marketing spend coupled with diminished competition in the UK market. We believe our CAC in future quarters will remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and benefit from continued less competition in the UK market.
Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands)	2019	2018
Net charge-offs(1)	$103,985	$102,042
Additional provision for loan losses(1)	(16,554)	(9,900)
Provision for loan losses	$87,431	$92,142
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	10%	11%
Net charge-offs as a percentage of revenues(1)	55%	53%
Total provision for loan losses as a percentage of revenues	46%	48%
Combined loan loss reserve(3)	$79,699	$84,246
Combined loan loss reserve as a percentage of combined loans receivable(4)	13%	14%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	13%	N/A	N/A	N/A
2018	13%	12%	13%	14%
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the amount of gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric. Over the past three years, we have generally incurred annual net charge-offs as a percentage of revenues of approximately 52%.
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

Recent trends.    Total loan loss provision for the three months ended March 31, 2019 was 46% of revenues, which was within our targeted range of 45% to 55%, and lower than the 48% for the three months ended March 31, 2018. For the three months ended March 31, 2019, net charge-offs as a percentage of revenues totaled 55%, which was an increase from 53% in the prior year period. We expect loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting process.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13% and 14% as of March 31, 2019 and March 31, 2018, respectively, reflecting consistency in our underwriting process and ongoing maturation of the loan portfolio. Past due loan balances at March 31, 2019 were 10% of total combined loans receivable - principal, lower than 11% from a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through March 31, 2019 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with 2017 performing the best of our historical vintages. The 2018 loan vintage is performing consistently with 2017 and within our targeted range of 25% to 30%. We are prioritizing the roll out of our next generation of credit scores and strategies in the first half of 2019 so that we can continue to drive loss rates lower in coming years.

(1) The 2018 and 2019 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended March 31,
Margin metrics (dollars in thousands)	2019	2018

Revenues	$189,504	$193,537
Net charge-offs(1)	(103,985)	(102,042)
Additional provision for loan losses(1)	16,554	9,900
Direct marketing costs	(11,154)	(20,695)
Other cost of sales	(5,060)	(6,329)
Gross profit	85,859	74,371
Operating expenses	(47,880)	(41,742)
Operating income	$37,979	$32,629
As a percentage of revenues:
Net charge-offs	55%	53%
Additional provision for loan losses	(9)	(5)
Direct marketing costs	6	11
Other cost of sales	3	3
Gross margin	45	38
Operating expenses	25	22
Operating margin	20%	17%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to grow our business while focusing on improving the credit quality and profitability of the portfolios.
Recent operating margin trends.    For the three months ended March 31, 2019, our operating margin was 20%, which was an increase from 17% in the prior year period. This increase was largely due to a higher gross margin driven by lower direct marketing costs and an overall lower loan loss provision due to slower growth and the improved credit quality of the loan portfolio.
Direct marketing costs for the three months ended March 31, 2019 decreased to 6% from 11% in the prior year period. This decrease is due to the moderate growth we are targeting as we focus on rolling out new credit models during the second quarter of 2019. The lower marketing spend, coupled with fewer new customer loans resulted in a quarterly CAC of $221, which is below the low end of our targeted range of $250 to $300 and lower than the CAC of $295 for the same period in 2018. We expect CAC to continue to be lower than or within our targeted range of $225 to $250 as we continue to optimize the efficiency of our marketing channels and benefit from decreased competition in the UK.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund our loans;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Fair value gains and losses included in non-operating losses; and

•	Income taxes.
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$13,358	$9,483
Adjustments:
Net interest expense	19,219	19,213
Share-based compensation	2,435	1,637
Foreign currency transaction gain	(613)	(756)
Depreciation and amortization	4,266	2,715
Non-operating loss	—	38
Income tax expense	6,015	4,651
Adjusted EBITDA	$44,680	$36,981

Adjusted EBITDA margin	24%	19%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities(1)	$97,762	$83,772
Adjustments:
Net charge-offs – combined principal loans	(81,166)	(79,603)
Capital expenditures	(7,105)	(6,087)
FCF	$9,491	$(1,918)
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Net charge-offs	$103,985	$102,042
Additional provision for loan losses	(16,554)	(9,900)
Provision for loan losses	$87,431	$92,142

Combined loan information
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all of the loans originated and sells a 90% loan participation in the Elastic lines of credit to a third-party SPV, Elastic SPV, Ltd. Elevate is required to consolidate Elastic SPV, Ltd. as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 90% of Elastic lines of credit originated by Republic Bank and sold to Elastic SPV.
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 16 states. FinWise Bank retains 5% of the balances of all originated loans and sells a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. We do not own EF SPV but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender; and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2018				2019
(Dollars in thousands)	March 31	June 30	September 30	December 31	March 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$471,996	$493,908	$525,717	$543,405	$491,208
Loans receivable – principal, past due, company owned	60,876	58,949	69,934	68,251	55,286
Loans receivable – principal, total, company owned	532,872	552,857	595,651	611,656	546,494
Loans receivable – finance charges, company owned	31,181	31,519	36,747	41,646	32,491
Loans receivable – company owned	564,053	584,376	632,398	653,302	578,985
Allowance for loan losses on loans receivable, company owned	(80,497)	(76,575)	(89,422)	(91,608)	(76,457)
Loans receivable, net, company owned	$483,556	$507,801	$542,976	$561,694	$502,528
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$33,469	$35,114	$36,649	$35,529	$27,941
Loans receivable – principal, past due, guaranteed by company	1,123	1,494	1,661	1,353	696
Loans receivable – principal, total, guaranteed by company(1)	34,592	36,608	38,310	36,882	28,637
Loans receivable – finance charges, guaranteed by company(2)	2,612	2,777	3,103	2,944	2,164
Loans receivable – guaranteed by company	37,204	39,385	41,413	39,826	30,801
Liability for losses on loans receivable, guaranteed by company	(3,749)	(3,956)	(4,510)	(4,444)	(3,242)
Loans receivable, net, guaranteed by company(2)	$33,455	$35,429	$36,903	$35,382	$27,559
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$505,465	$529,022	$562,366	$578,934	$519,149
Combined loans receivable – principal, past due	61,999	60,443	71,595	69,604	55,982
Combined loans receivable – principal	567,464	589,465	633,961	648,538	575,131
Combined loans receivable – finance charges	33,793	34,296	39,850	44,590	34,655
Combined loans receivable	$601,257	$623,761	$673,811	$693,128	$609,786
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(80,497)	$(76,575)	$(89,422)	$(91,608)	$(76,457)
Liability for losses on loans receivable, guaranteed by company	(3,749)	(3,956)	(4,510)	(4,444)	(3,242)
Combined loan loss reserve	$(84,246)	$(80,531)	$(93,932)	$(96,052)	$(79,699)
Combined loans receivable – principal, past due(3)	$61,999	$60,443	$71,595	$69,604	$55,982
Combined loans receivable – principal(3)	567,464	589,465	633,961	648,538	575,131
Percentage past due(1)	11%	10%	11%	11%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	13%	14%	14%	13%
Allowance for loan losses as a percentage of loans receivable – company owned	14%	13%	14%	14%	13%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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

Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the three months ended March 31, 2019 and 2018, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
Foreign currency transaction gain.    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating loss.    Non-operating gain (loss) primarily includes gains and losses on adjustments to the fair value of derivatives not designated as cash flow hedges.

INCOME STATEMENT
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended March 31,
Condensed consolidated income statements data (dollars in thousands)	2019	2018

Revenues	$189,504	$193,537
Cost of sales:
Provision for loan losses	87,431	92,142
Direct marketing costs	11,154	20,695
Other cost of sales	5,060	6,329
Total cost of sales	103,645	119,166
Gross profit	85,859	74,371
Operating expenses:
Compensation and benefits	25,710	22,427
Professional services	9,699	8,312
Selling and marketing	1,846	2,952
Occupancy and equipment	5,052	4,119
Depreciation and amortization	4,266	2,715
Other	1,307	1,217
Total operating expenses	47,880	41,742
Operating income	37,979	32,629
Other income (expense):
Net interest expense	(19,219)	(19,213)
Foreign currency transaction gain	613	756
Non-operating loss	—	(38)
Total other expense	(18,606)	(18,495)
Income before taxes	19,373	14,134
Income tax expense	6,015	4,651
Net income	$13,358	$9,483

	Three Months Ended March 31,
As a percentage of revenues	2019	2018

Cost of sales:
Provision for loan losses	46%	48%
Direct marketing costs	6	11
Other cost of sales	3	3
Total cost of sales	55	62
Gross profit	45	38
Operating expenses:
Compensation and benefits	14	12
Professional services	5	4
Selling and marketing	1	2
Occupancy and equipment	3	2
Depreciation and amortization	2	1
Other	1	1
Total operating expenses	25	22
Operating income	20	17
Other income (expense):
Net interest expense	(10)	(10)
Foreign currency transaction gain	—	—
Non-operating loss	—	—
Total other expense	(10)	(10)
Income before taxes	10	7
Income tax expense	3	2
Net income	7%	5%

Comparison of the three months ended March 31, 2019 and 2018
Revenues

	Three Months Ended March 31,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$188,989	100%	$192,258	99%	$(3,269)	(2)%
Other	515	—	1,279	1	(764)	(60)
Revenues	$189,504	100%	$193,537	100%	$(4,033)	(2)%
Revenues decreased by $4.0 million, or 2%, from $193.5 million for the three months ended March 31, 2018 to $189.5 million for the three months ended March 31, 2019. This decrease in revenues was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise(1)	Elastic(2)	Total Domestic	Sunny	Total

Average combined loans receivable – principal(3)	$290,450	$266,396	$556,846	$52,346	$609,192
Effective APR	132%	99%	116%	228%	126%
Finance charges	$94,885	$64,733	$159,618	$29,371	$188,989
Other	351	96	447	68	515
Total revenue	$95,236	$64,829	$160,065	$29,439	$189,504

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise(1)	Elastic	Total Domestic	Sunny	Total

Average combined loans receivable – principal(3)	$301,985	$245,381	$547,366	$51,848	$599,214
Effective APR	139%	97%	120%	236%	130%
Finance charges	$103,208	$58,903	$162,111	$30,147	$192,258
Other	830	365	1,195	84	1,279
Total revenue	$104,038	$59,268	$163,306	$30,231	$193,537

 _________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
(3) Average combined loans receivable - principal is calculated using daily principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average APR dropped from 130% in the first quarter of 2018 to 126% for the first quarter of 2019. The reduction in APR for the three months ended March 31, 2019 as compared to the prior year period resulted in a $5.9 million reduction in finance charges primarily due to a slowdown in new customer marketing as new customer loans typically have a higher APR. This decrease was partially offset by a $3.1 million increase in finance charges that resulted from a $10.0 million increase in the average combined loans receivable - principal during the three months ended March 31, 2019 compared to the same prior year period.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$87,431	46%	$92,142	48%	$(4,711)	(5)%
Direct marketing costs	11,154	6	20,695	11	(9,541)	(46)
Other cost of sales	5,060	3	6,329	3	(1,269)	(20)
Total cost of sales	$103,645	55%	$119,166	62%	$(15,521)	(13)%
Provision for loan losses.    Provision for loan losses decreased by $4.7 million, or 5%, from $92.1 million for the three months ended March 31, 2018 to $87.4 million for the three months ended March 31, 2019 primarily due to a decrease of $6.7 million in the additional provision for loan losses resulting from the improved credit quality. This decrease was offset by a $1.9 million increase in net charge-offs resulting from an increase in the overall loan portfolio as compared to the prior year.
The tables below break out these changes by loan product:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total Domestic	Sunny	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647	$9,405	$96,052
Net charge-offs	(57,040)	(37,271)	(94,311)	(9,674)	(103,985)
Provision for loan losses	45,793	29,562	75,355	12,076	87,431
Effect of foreign currency	—	—	—	201	201
Ending balance	$39,350	$28,341	$67,691	$12,008	$79,699
Combined loans receivable(2)(3)	$298,759	$256,618	$555,377	$54,409	$609,786
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	22%	13%
Net charge-offs as a percentage of revenues	60%	57%	59%	33%	55%
Provision for loan losses as a percentage of revenues	48%	46%	47%	41%	46%

	Three Months Ended March 31, 2018
(Dollars in thousands)	Rise	Elastic	Total Domestic	Sunny	Total

Combined loan loss reserve(2):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(63,447)	(29,685)	(93,132)	(8,910)	(102,042)
Provision for loan losses	51,789	28,913	80,702	11,440	92,142
Effect of foreign currency	—	—	—	357	357
Ending balance	$44,209	$28,098	$72,307	$11,939	$84,246
Combined loans receivable(2)(3)	$299,992	$246,926	$546,918	$54,339	$601,257
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	11%	13%	22%	14%
Net charge-offs as a percentage of revenues	61%	50%	57%	29%	53%
Provision for loan losses as a percentage of revenues	50%	49%	49%	38%	48%

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
Net charge-offs increased $1.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to the overall loan growth in the portfolio, with the primary increase attributed to the Elastic product (which was our fastest growing product). Net charge-offs as a percentage of revenues for the three months ended March 31, 2019 was 55%, an increase from 53% for the comparable period in 2018. Loan loss provision for the three months ended March 31, 2019 totaled 46% of revenues, lower than 48% for the three months ended March 31, 2018.
Direct marketing costs.    Direct marketing costs decreased by $9.5 million, or 46%, from $20.7 million for the three months ended March 31, 2018 to $11.2 million for the three months ended March 31, 2019. We intentionally decreased direct marketing costs in the first quarter of 2019 as we focused on rolling out new credit models during the second quarter of 2019. For the three months ended March 31, 2019, the number of new customers acquired decreased to 50,476 compared to 70,135 during the three months ended March 31, 2018. As we roll out the new credit models beginning in the second quarter of 2019, we expect direct marketing costs to be comparable to direct marketing costs incurred in the second quarter of 2018 along with a corresponding increase in new customer loans.

Other cost of sales.    Other cost of sales decreased by $1.3 million, or 20%, from $6.3 million for the three months ended March 31, 2018 to $5.1 million for the three months ended March 31, 2019 due to decreased data verification costs incurred from the lower new customer loan volume for the Rise and Elastic products, partially offset by increased affordability claim settlement expenses primarily related to the Sunny product.

Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$25,710	14%	$22,427	12%	$3,283	15%
Professional services	9,699	5	8,312	4	1,387	17
Selling and marketing	1,846	1	2,952	2	(1,106)	(37)
Occupancy and equipment	5,052	3	4,119	2	933	23
Depreciation and amortization	4,266	2	2,715	1	1,551	57
Other	1,307	1	1,217	1	90	7
Total operating expenses	$47,880	25%	$41,742	22%	$6,138	15%
Compensation and benefits.    Compensation and benefits increased by $3.3 million, or 15%, from $22.4 million for the three months ended March 31, 2018 to $25.7 million for the three months ended March 31, 2019 primarily due to an increase in the number of employees as we continue to grow our business.
Professional services.     Professional services increased by $1.4 million, or 17%, from $8.3 million for the three months ended March 31, 2018 to $9.7 million for the three months ended March 31, 2019 primarily due to increased legal expenses related to various corporate and regulatory matters and other outside services.
Selling and marketing.    Selling and marketing decreased by $1.1 million, or 37%, from $3.0 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.9 million, or 23%, from $4.1 million for the three months ended March 31, 2018 to $5.1 million for the three months ended March 31, 2019 primarily due to increased licenses and rent expense needed to support an increased number of employees as we continue to grow our business.
Depreciation and amortization.     Depreciation and amortization increased by $1.6 million, or 57%, from $2.7 million for the three months ended March 31, 2018 to $4.3 million for the three months ended March 31, 2019 primarily due to increased purchases of property and equipment, including depreciation associated with our Today Card platform, which we launched late in the fourth quarter of 2018.

 Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$19,219	10%	$19,213	10%	$6	—%
Net interest expense remained flat during the three months ended March 31, 2019 as compared to the prior year period. At March 31, 2018, we had an average balance of $521.7 million in notes payable outstanding under our debt facilities, which increased to $571.1 million at March 31, 2019, resulting in additional interest expense of approximately $1.8 million. Our average effective interest rate on our notes payable outstanding has decreased from 14.9% for the three months ended March 31, 2018 to 13.6% for the three months ended March 31, 2019, resulting in a decrease in interest expense of approximately $1.2 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$286,857	$306,605
Net interest expense	8,691	11,213
Effective cost of funds	12.3%	14.8%

EF SPV Facility
Average facility balance during the period	$45,833	N/A
Net interest expense	1,274	N/A
Effective cost of funds	11.3%	N/A

ESPV Facility
Average facility balance during the period	$238,400	$215,111
Net interest expense	9,254	8,000
Effective cost of funds	15.7%	15.1%
In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility will be effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $35.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.3%. As a result, we expect interest expense in the second and third quarters of 2019 to be less than interest expense in the first quarter of 2019 and lower than the prior year comparable periods. See "-Liquidity and Capital Resources-Debt facilities" for more information.

Foreign currency transaction gain
During the three months ended March 31, 2019, we realized a $0.6 million gain in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the three months ended March 31, 2018 was $0.8 million.
Non-operating loss
During the three months ended March 31, 2018, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes as discussed in Note 8—Fair Value Measurements in the Condensed Consolidated Financial Statements. No non-operating gains or losses were recognized in the three months ended March 31, 2019.

Income tax expense

	Three Months Ended March 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$6,015	3%	$4,651	2%	$1,364	29%
Our income tax expense increased $1.4 million, or 29%, from a $4.7 million expense for the three months ended March 31, 2018 to $6.0 million expense for the three months ended March 31, 2019. Our consolidated effective tax rates for the three months ended March 31, 2019 and 2018 were 31% and 33%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and, starting January 1, 2019, the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the December 22, 2017 Tax Cuts and Jobs Act. The Company's US cash effective tax rate was approximately 2% for the first quarter of 2019. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018.
Net income

	Three Months Ended March 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$13,358	7%	$9,483	5%	$3,875	41%
Our net income increased $3.9 million, or 41%, from $9.5 million for the three months ended March 31, 2018 to $13.4 million for the three months ended March 31, 2019 due to lower loan loss provision expense resulting from improved credit quality.

LIQUIDITY AND CAPITAL RESOURCES
We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of March 31, 2019:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 10.23%.

•
A maximum borrowing amount of $130 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 10.23%.

•
A maximum borrowing amount of $35 million used to fund working capital at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”) as of March 31, 2019. The interest rate at March 31, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate paid on this facility upon the February 1, 2019 amendment.

•
A revolving feature which provides the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. The revolving feature was utilized on March 29, 2019 with a paydown of $25 million on the US Term Note.

There are no principal payments due or scheduled under the VPC Facility until the respective maturity dates of the US Term Note, the UK Term Note and the 4th Tranche Term Note. The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note mature on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2019.

EF SPV Facility
EF SPV Term Note
On February 1, 2019, we entered into the EF SPV Facility in order to fund the EF SPV participation purchases of Rise installment loans from a third-party lender. Prior to the execution of the agreement with VPC, EF SPV was a borrower on the US Term Note under the VPC Facility. FinWise Bank retains 5% of the balances of all loans originated and sells a 95% loan participation in the Rise installment loans. The EF SPV Term Note has a $150 million commitment amount. The interest rate on the $53.0 million outstanding balance at March 31, 2019 was 10.23% and is fixed through the maturity date of January 1, 2024. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The EF SPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled prior to the maturity date of January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2019.
ESPV Facility

ESPV Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015 and amended effective February 1, 2019. The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3 month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date will be 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5%. The interest rate on the outstanding balance at March 31, 2019 was 15.48%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million then outstanding. The interest rate cap matured on February 1, 2019. There are no principal payments due or scheduled until the credit facility maturity date of January 1, 2024. The ESPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. The revolving feature was utilized on March 29, 2019 with a paydown of $18 million on the ESPV Term Note.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2019.

Outstanding Notes Payable
The outstanding balance of notes payable as of March 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2019
US Term Note bearing interest at the base rate + 7.5%	$182,000
UK Term Note bearing interest at the base rate + 7.5%	39,485
4th Tranche Term Note bearing interest at 3-month LIBOR + 13%	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	53,000
ESPV Term Note bearing interest at the base rate + 12-13.5%	221,000
Total	$530,535
The following table presents the future debt maturities as of March 31, 2019:

Year (dollars in thousands)	March 31, 2019
Remainder of 2019	$—
2020	—
2021	35,050
2022	—
2023	—
Thereafter	495,485
Total	$530,535

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(Dollars in thousands)	2019	2018

Cash and cash equivalents	$97,153	$87,860
Restricted cash	2,493	1,597
Loans receivable, net	502,528	483,556
Cash provided by (used in):
Operating activities	97,762	83,772
Investing activities	(23,737)	(42,302)
Financing activities	(35,525)	4,892
Our cash and cash equivalents at March 31, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.

Net cash provided by operating activities
We generated $97.8 million in cash from our operating activities for the three months ended March 31, 2019, primarily from revenues derived from our loan portfolio. This was up $14.0 million from the $83.8 million of cash provided by operating activities during the three months ended March 31, 2018. This increase was the result of the expansion of our gross margin, which contributed to the $3.9 million increase in our net income for the three months ended March 31, 2019 compared to the same prior year period.

Net cash used in investing activities
For the three months ended March 31, 2019 and 2018, cash used in investing activities was $23.7 million and $42.3 million, respectively. The increase was primarily due to a decrease in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2019	2018

Cash used in investing activities
Net loans issued to consumers, less repayments	$(15,427)	$(34,739)
Participation premium paid	(1,205)	(1,476)
Purchases of property and equipment	(7,105)	(6,087)
	$(23,737)	$(42,302)
Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the three months ended March 31, 2019 and 2018, cash provided by (used in) financing activities was $(35.5) million and $4.9 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2019	2018

Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$9,843	$8,000
Payments on Notes payable	(43,000)	—
Amendment Fee on ESPV Facility	(2,390)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Proceeds from issuance of stock, net	26	269
Other activities	(4)	—
	$(35,525)	$4,892
The decrease in cash provided by financing activities for the three months ended March 31, 2019 versus the comparable period of 2018 was primarily due to payments made on notes payable made during 2019.

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

	For the three months ended March 31,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities	$97,762	$83,772
Adjustments:
Net charge-offs – combined principal loans	(81,166)	(79,603)
Capital expenditures	(7,105)	(6,087)
FCF	$9,491	$(1,918)
Our FCF was $9.5 million for the first three months of 2019 compared to negative $1.9 million for the comparable prior year period. The increase in our FCF was the result of the increase in cash provided by operations, which was partially offset by increased net charge-offs - combined principal loans during the first three months of 2019 and increased capital expenditures.
Operating and capital expenditure requirements
We believe that our existing cash balances, together with the available borrowing capacity under our VPC Facility, EF SPV Facility and ESPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2018, with the exception of the extensions of our debt facilities discussed previously. See “—Liquidity and Capital Resources.”
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
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry.
As of March 31, 2019, we accrued approximately $1.1 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect amount of the accrued liability recognized.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We recognize consumer loan fees as revenues for each of the loan products we offer. Revenues on the Condensed Consolidated Statements of Operations include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. We also record revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the we or our CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
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
We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Condensed Consolidated Statements of Operations. Installment loans and lines of credit are charged off, which reduces the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
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
We have no recorded liabilities for US uncertain tax positions at March 31, 2019 and December 31, 2018. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010 to 2018 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at March 31, 2019.
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
Additionally, tax reform included a new anti-deferral provision, similar to the subpart F provision, requiring a US shareholder of Controlled Foreign Corporation’s (“CFC”) to include in income annually its pro rata share of a CFC’s “global intangible low-taxed income” (“GILTI”). Our SFC, ECI, qualifies as a CFC, and as such, requires a GILTI inclusion in the applicable tax year. ECI has a US tax year end of November 30. We have elected to treat GILTI as a period cost, and therefore, will recognize those taxes as expenses in the period incurred.

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
Derivative Financial Instruments
On January 11, 2018, we and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively, which matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. We initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. We excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. We present the cash flows from cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. Our hedging program is not designed for trading or speculative purposes.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in, or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. The Company has adopted all of the amendments of ASU 2018-09 as of January 1, 2019 on a modified retrospective basis. The adoption of ASU 2018-09 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income to Accumulated deficit. The amount of the reclassification for the three months ended March 31, 2018 was $920.0 thousand.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2017-12. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification, or initial direct costs. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated income statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We anticipate that adoption of ASU 2016-13 may have a material impact on our financial statements due to the timing differences caused by the change in methodology. In addition, the internal financial controls processes in place for the Company's loan loss reserve process are expected to be impacted. The Company is on track to adopt ASU 2016-13 as of the effective date. The Company is still assessing the potential impact of ASU 2016-13 on the Company's condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes, although in the future we may continue to enter into interest rate hedging arrangements or enter into exchange rate hedging arrangements to manage the risks described below.
Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2019 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APRs associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company and ESPV each entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility, respectively. These interest rate caps matured on February 1, 2019. On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding (excluding the $35 million 4th Tranche Term Note) on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 for five years of 2.27% and additional borrowings after February 1, 2019 will be subject to the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%.
Any increase in the 3-month LIBOR rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at March 31, 2019 was $256.5 million and the balance at December 31, 2018 was $324.2 million. The outstanding balance of our EF SPV Facility was $53 million at March 31, 2019 and there was no balance at December 31, 2018. The outstanding balance of our ESPV Facility was $221.0 million and $239.0 million at March 31, 2019 and December 31, 2018, respectively. Based on the average outstanding indebtedness through the three months ended March 31, 2019, a 1% (100 basis points) increase in interest rates would have only increased our interest expense by approximately $0.1 million for the period as all of our existing debt outstanding has a fixed interest rate through maturity.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction gains of approximately $0.6 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At March 31, 2019, our GBP-denominated net assets were approximately $65.6 million (which excludes the $26.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $6.6 million. During the three months ended March 31, 2019, the GBP-denominated pre-tax income was approximately $2.4 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.2 million.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth below.

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
In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the Consumer Financial Protection Bureau (the "CFPB") issued a final rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36% that includes authorization for the lender to access the borrower’s checking or prepaid account (the "2017 Rule"). See "—The CFPB issued proposed revisions to its 2017 rules affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business" for more information.
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
We also expect that further new laws and regulations will be promulgated in the UK that could impact our business operations. See “—The UK has imposed, and continues to impose, increased regulation of the high-cost short-term credit industry with the stated expectation that some firms will exit the market” for additional information.
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the US federal government or regulators in the UK impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. On April 30, 2019, Senator Dick Durbin reintroduced a bill that would create a national interest rate cap of 36% on consumer loans. The "Protecting Consumers from Unreasonable Credit Rates Act of 2019" is co-sponsored by Senators Jeff Merkley, Sheldon Whitehouse, and Richard Blumenthal. Previous versions have been proposed in 2009, 2013, 2015 and 2017, but the bill has never made it to the House or Senate floor.
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
We are also monitoring developments related to the decision by the UK government to leave the European Union (often referred to as "Brexit"), which could have significant implications for our UK business. In March 2017, the UK began the official process to leave the European Union by November 2019. The instability surrounding Brexit and Brexit itself could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, as well as new and uncertain laws, regulations and licensing requirements for the Company as the UK determines which EU laws to replace or replicate. For example, see "—The use of personal data in credit underwriting is highly regulated." Any of these effects of Brexit, among others, could adversely affect our operating results.
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

Item 6. Exhibits

Exhibit number	Description
3.1#	Amended and Restated Bylaws. (1)
10.1∞
Fifth Amended and Restated Financing Agreement dated February 7, 2019 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

10.2#
Amended and Restated Financing Agreement dated February 7, 2019 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent. (1)

10.3
Financing Agreement dated February 7, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

10.4∞	First Amendment to Office Lease dated March 25, 2019 by and between COP-Spectrum Center, LLC as landlord and Elevate Credit, Inc. as tenant.
10.5∞	Amendment to Amended and Restated Special Limited Agency Agreement dated April 1, 2019 between First Financial Loan Company, LLC as lender and Rise Credit Service of Texas, LLC as CSO.
10.6	First Amendment to Credit Default Protection Agreement dated April 24, 2019 by and between Elastic SPV, Ltd. and Elastic Louisville, LLC.
10.7#	Fourth Amendment to Services Agreement, dated January 25, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC. (2)
10.8+#	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Kenneth E. Rees and Elevate Credit Service, LLC. (3)
10.9+#	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Jason Harvison and Elevate Credit Service, LLC. (3)
10.10+#	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC. (3)
10.11+#	Elevate 2016 Omnibus Incentive Plan, as amended. (3)
10.12+#	Elevate 2014 Equity Incentive Plan, as amended. (3)
10.13+#	Elevate 2016 Employee Stock Purchase Plan, as amended. (3)
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan.
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

Elevate Credit, Inc.

Date:	May 10, 2019	By:	/s/ Kenneth E. Rees
Kenneth E. Rees
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)