Form 10-Q
period 2019-06-30
Elevate Credit, Inc.
filed 2019-08-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0004 par value	ELVT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2019
Common Shares, $0.0004 par value	44,134,011

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

•	the availability of debt financing, funding sources and disruptions in credit markets;

•	our ability to meet anticipated cash operating expenses and capital expenditure requirements;

•	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

•	our expectations with respect to trends in our average portfolio effective annual percentage rate;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our anticipated expansion of relationships with strategic partners, including banks;

•	customer demand for our product and our ability to rapidly grow our business in response to fluctuations in demand;

•	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

•	the ability of customers to repay loans;

•	interest rates and origination fees on loans;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

•	our reliance on third-party service providers;

•	our access to the automated clearing house system;

•	the efficacy of our marketing efforts and relationships with marketing affiliates;

•	our anticipated direct marketing costs and spending;

•	the evolution of technology affecting our products, services and markets;

•	continued innovation of our analytics platform, including releases of new credit models;

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

•
our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau ("CFPB") and developments or changes in state law;

•	regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;

•	public perception of our business and industry;

•	the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;

•	the anticipated effect on our business of natural or man-made catastrophes;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	our liquidity and working capital requirements;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the utility of non-GAAP financial measures;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	our anticipated development and release of certain products and applications and changes to certain products;

•	our anticipated investing activity;

•	trends anticipated to continue as our portfolio of loans matures; and

•	any future repurchases under our share repurchase program, including the timing and amount of repurchases thereunder.
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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents*	$63,399	$58,313
Restricted cash	2,491	2,591
Loans receivable, net of allowance for loan losses of $75,896 and $91,608, respectively*	535,405	561,694
Prepaid expenses and other assets*	11,990	11,418
Operating lease right of use assets	11,858	—
Receivable from CSO lenders	10,246	16,183
Receivable from payment processors*	27,129	21,716
Deferred tax assets, net	13,605	21,628
Property and equipment, net	47,629	41,579
Goodwill	16,027	16,027
Intangible assets, net	1,462	1,712
Derivative assets at fair value (cost basis of $0 and $109, respectively)*	—	412
Total assets	$741,241	$753,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$41,445	$44,950
Operating lease liabilities	16,160	—
State and other taxes payable	1,222	681
Deferred revenue*	15,246	28,261
Notes payable, net*	527,237	562,590
Total liabilities	601,310	636,482
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at June 30, 2019 and December 31, 2018.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,173,872 and 43,329,262 issued and outstanding, respectively	18	18
Additional paid-in capital	187,521	183,244
Accumulated deficit	(47,395)	(66,525)
Accumulated other comprehensive income (loss), net of tax benefit of $1,353 and $1,257, respectively*	(213)	54
Total stockholders’ equity	139,931	116,791
Total liabilities and stockholders’ equity	$741,241	$753,273

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2019	2018	2019	2018
Revenues	$177,760	$184,377	$367,264	$377,914
Cost of sales:
Provision for loan losses	78,025	88,598	165,456	180,740
Direct marketing costs	16,194	22,180	27,348	42,875
Other cost of sales	8,562	6,566	13,622	12,895
Total cost of sales	102,781	117,344	206,426	236,510
Gross profit	74,979	67,033	160,838	141,404
Operating expenses:
Compensation and benefits	25,638	23,380	51,348	45,807
Professional services	8,860	8,374	18,559	16,686
Selling and marketing	2,205	2,403	4,051	5,355
Occupancy and equipment (See Note 14)	5,179	4,630	10,231	8,749
Depreciation and amortization	4,324	2,962	8,590	5,677
Other	1,710	1,568	3,017	2,785
Total operating expenses	47,916	43,317	95,796	85,059
Operating income	27,063	23,716	65,042	56,345
Other expense:
Net interest expense (See Note 14)	(17,947)	(19,263)	(37,166)	(38,476)
Foreign currency transaction loss	(710)	(1,231)	(97)	(475)
Non-operating loss	—	—	—	(38)
Total other expense	(18,657)	(20,494)	(37,263)	(38,989)
Income before taxes	8,406	3,222	27,779	17,356
Income tax expense	2,634	94	8,649	4,745
Net income	$5,772	$3,128	$19,130	$12,611

Basic earnings per share	$0.13	$0.07	$0.44	$0.30
Diluted earnings per share	$0.13	$0.07	$0.43	$0.29
Basic weighted average shares outstanding	43,681,159	42,561,403	43,514,862	42,386,660
Diluted weighted average shares outstanding	44,291,816	44,239,007	44,142,947	43,937,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,772	$3,128	$19,130	$12,611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(1) and $0 for the three and six months ended 2019 and 2018, respectively	724	(1,495)	(59)	(402)
Reclassification of certain deferred tax effects	—	—	—	(920)
Change in derivative valuation, net of tax of $(95) and $164 for the three and six months ended 2019 and 2018, respectively	—	(243)	(208)	1,091
Total other comprehensive income (loss), net of tax	724	(1,738)	(267)	(231)
Total comprehensive income	$6,496	$1,390	$18,863	$12,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2019 and 2018

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	—	—	42,165,524	$17	$174,090	$(79,954)	$2,003	$96,156
Share-based compensation	—	—	—	—	3,647	—	—	3,647
Exercise of stock options	—	—	259,196	—	969	—	—	969
Vesting of restricted stock units	—	—	629,147	—	—	—	—	—
ESPP shares issued	—	—	61,996	—	408	—	—	408
Tax benefit of equity issuance costs	—	—	—	—	(674)	—	—	(674)
Comprehensive income:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	(402)	(402)
Change in derivative valuation net of tax expense of $164	—	—	—	—	—	—	1,091	1,091
Reclassification of certain deferred tax effects	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	12,611	—	12,611
Balances at June 30, 2018	—	—	43,115,863	$17	$178,440	$(66,423)	$1,772	$113,806

Balances at December 31, 2018	—	—	43,329,262	18	183,244	(66,525)	54	116,791
Share-based compensation	—	—	—	—	4,911	—	—	4,911
Exercise of stock options	—	—	25,000	—	81	—	—	81
Vesting of restricted stock units	—	—	677,343	—	(1,211)	—	—	(1,211)
ESPP shares issued	—	—	142,267	—	498	—	—	498
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $1	—	—	—	—	—	—	(59)	(59)
Change in derivative valuation net of tax benefit of $95	—	—	—	—	—	—	(208)	(208)
Net income	—	—	—	—	—	19,130	—	19,130
Balances at June 30, 2019	—	—	44,173,872	$18	$187,521	$(47,395)	$(213)	$139,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,130	$12,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,590	5,677
Provision for loan losses	165,456	180,740
Share-based compensation	4,911	3,647
Amortization of debt issuance costs	283	191
Amortization of loan premium	2,981	3,006
Amortization of convertible note discount	—	138
Amortization of derivative assets	108	606
Amortization of operating leases	145	—
Deferred income tax expense, net	8,117	4,602
Unrealized loss from foreign currency transactions	97	475
Non-operating loss	—	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(594)	(2,134)
Receivables from payment processors	(5,511)	(5,864)
Receivables from CSO lenders	5,937	4,921
Interest receivable	(34,769)	(43,097)
State and other taxes payable	549	71
Deferred revenue	(9,583)	1,171
Accounts payable and accrued liabilities	3,580	(4,314)
Net cash provided by operating activities	169,427	162,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(613,987)	(625,951)
Principal collections and recoveries on loans receivable	503,190	497,076
Participation premium paid	(2,491)	(3,020)
Purchases of property and equipment	(14,042)	(12,450)
Net cash used in investing activities	(127,330)	(144,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$27,000	$12,135
Payments of notes payable	(60,000)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Debt issuance costs paid	(2,598)	(25)
Debt prepayment costs paid	(850)	—
ESPP shares issued	498	408
Proceeds from stock option exercises	81	969
Taxes paid related to net share settlement of equity awards	(1,211)	—
Net cash (used in) provided by financing activities	(37,080)	10,110
Effect of exchange rates on cash	(31)	(25)
Net increase in cash, cash equivalents and restricted cash	4,986	28,225

Cash and cash equivalents, beginning of period	58,313	41,142
Restricted cash, beginning of period	2,591	1,595
Cash, cash equivalents and restricted cash, beginning of period	60,904	42,737

Cash and cash equivalents, end of period	63,399	69,368
Restricted cash, end of period	2,491	1,594
Cash, cash equivalents and restricted cash, end of period	$65,890	$70,962

Supplemental cash flow information:
Interest paid	$36,850	$37,696
Taxes paid	$338	$332

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$3,432	$5,331
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$127	$137
Annual membership fee included in Deferred revenues and Loans receivable	$126	$—
Prepaid expenses accrued but not yet paid	$—	$559
Property and equipment accrued but not yet paid	$—	$442
Impact on OCI and retained earnings of adoption of ASU 2018-02	$—	$920
Changes in fair value of interest rate caps	$304	$1,255
Tax benefit of equity issuance costs included in Additional paid-in capital	$2	$674
Impact of deferred tax asset included in Other comprehensive income (loss)	$96	$—
Leasehold improvements allowance included in Property and equipment, net	$439	$—
Lease incentives allowance included in Accounts payable and accrued liabilities	$3,720	$—
Operating lease right of use assets recognized	$13,399	$—
Operating lease liabilities recognized	$17,556	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2019 and 2018

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
For the three and six months ended June 30, 2019 and 2018

Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Property and equipment, gross	$112,709	$98,357
Accumulated depreciation and amortization	(65,080)	(56,778)
Property and equipment, net	$47,629	$41,579

Interest Rate Caps
The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. The Company excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presented the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps did not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.
For additional information related to derivative instruments, see Note 9—Fair Value Measurements.

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) to Accumulated deficit. The amount of the reclassification for the six months ended June 30, 2018 was $920 thousand.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2017-12. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income (loss) and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $12.3 million and $16.0 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated income statements.
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
For the three and six months ended June 30, 2019 and 2018

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-13 will have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The Company’s implementation efforts are underway, including identifying all relevant data points, drafting the accounting policies and internal controls, and developing new models. Substantial progress has been made towards the development of these new models including validation testing against historical periods to refine the accuracy. The Company will continue to refine its methodology and begin running in parallel with the existing models in the third quarter of 2019. The Company's efforts are expected to be complete as of the effective date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2019 and 2018.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2019	2018	2019	2018
Numerator (basic):
Net income	$5,772	$3,128	$19,130	$12,611

Numerator (diluted):
Net income	$5,772	$3,128	$19,130	$12,611

Denominator (basic):
Basic weighted average number of shares outstanding	43,681,159	42,561,403	43,514,862	42,386,660

Denominator (diluted):
Basic weighted average number of shares outstanding	43,681,159	42,561,403	43,514,862	42,386,660
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	610,657	1,677,604	628,085	1,550,406
Diluted weighted average number of shares outstanding	44,291,816	44,239,007	44,142,947	43,937,066

Basic and diluted earnings per share:
Basic earnings per share	$0.13	$0.07	$0.44	$0.30
Diluted earnings per share	$0.13	$0.07	$0.43	$0.29

For the three months ended June 30, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,482,143 and 941,832 common shares issuable upon exercise of the Company's stock options; and

•	2,470,870 and 855,909 common shares issuable upon vesting of the Company's RSUs.

For the six months ended June 30, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,622,111 and 567,754 common shares issuable upon exercise of the Company's stock options; and

•	3,415,118 and 484,511 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and six month periods ended June 30, 2019 and 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Finance charges	$107,622	$110,519	$218,170	$229,015
CSO fees	10,092	13,577	23,800	28,436
Lines of credit fees	59,317	59,298	124,050	118,201
Other	729	983	1,244	2,262
Total revenues	$177,760	$184,377	$367,264	$377,914

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at June 30, 2019 and December 31, 2018. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK. The Elastic product is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the six months ended June 30, 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of June 30, 2019 and December 31, 2018 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of June 30, 2019 and December 31, 2018 have been charged off.

	June 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$306,892	$236,731	$543,623
Past due loans	46,071	19,612	65,683
Total loans receivable	352,963	256,343	609,306
Net unamortized loan premium	138	1,857	1,995
Less: Allowance for loan losses	(49,417)	(26,479)	(75,896)
Loans receivable, net	$303,684	$231,721	$535,405

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$296,339	$273,217	$569,556
Past due loans	53,491	27,778	81,269
Total loans receivable	349,830	300,995	650,825
Net unamortized loan premium	54	2,423	2,477
Less: Allowance for loan losses	(55,557)	(36,051)	(91,608)
Loans receivable, net	$294,327	$267,367	$561,694
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

Total loans receivable includes approximately $9.2 million and $7.4 million of loans in a non-accrual status at June 30, 2019 and December 31, 2018, respectively. The previously reported non-accrual loan balance as of December 31, 2018 excluded certain non-accrual loans that amounted to $2.7 million. The omission of these amounts only impacted the footnote disclosure and not the reported balances on the balance sheet and statement of operations, the Company does not believe this omission has a material impact on the previously reported balances in the consolidated financial statements as of December 31, 2018.
Additionally, total loans receivable includes approximately $31.8 million and $41.6 million of interest receivable at June 30, 2019 and December 31, 2018, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$51,358	$28,341	$79,699
Provision for loan losses	52,757	25,268	78,025
Charge-offs	(58,323)	(30,452)	(88,775)
Recoveries of prior charge-offs	5,844	3,322	9,166
Effect of changes in foreign currency rates	(236)	—	(236)
Total	51,400	26,479	77,879
Accrual for CSO lender owned loans	(1,983)	—	(1,983)
Balance end of period	$49,417	$26,479	$75,896

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$56,148	$28,098	$84,246
Provision for loan losses	58,812	29,786	88,598
Charge-offs	(68,650)	(31,065)	(99,715)
Recoveries of prior charge-offs	5,384	2,575	7,959
Effect of changes in foreign currency rates	(557)	—	(557)
Total	51,137	29,394	80,531
Accrual for CSO lender owned loans	(3,956)	—	(3,956)
Balance end of period	$47,181	$29,394	$76,575

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$60,002	$36,050	$96,052
Provision for loan losses	110,626	54,830	165,456
Charge-offs	(130,458)	(70,011)	(200,469)
Recoveries of prior charge-offs	11,265	5,610	16,875
Effect of changes in foreign currency rates	(35)	—	(35)
Total	51,400	26,479	77,879
Accrual for CSO lender owned loans	(1,983)	—	(1,983)
Balance end of period	$49,417	$26,479	$75,896

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

	Six Months Ended June 30, 2018
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

As of June 30, 2019 and December 31, 2018, estimated losses of approximately $2.0 million and $4.4 million for the CSO owned loans receivable guaranteed by the Company of approximately $23.4 million and $39.8 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise, Elastic and Sunny. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Outstanding recorded investment before TDR	$8,039	$2,054	$20,764	$5,098
Outstanding recorded investment after TDR	7,976	1,696	19,331	3,792
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$63	$358	$1,433	$1,306

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average outstanding recorded investment(1)	$15,244	$3,317	$13,477	$3,988
Interest income recognized	$945	$1,162	$2,870	$2,814
1. Simple average as of June 30, 2019 and 2018, respectively.

The table below presents the Company's loans modified as TDRs as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	2019	2018
Current outstanding investment	$7,374	$7,627
Delinquent outstanding investment	6,421	5,531
Outstanding recorded investment	13,795	13,158
Less: Impairment	(3,924)	(969)
Outstanding recorded investment, net of impairment	$9,871	$12,189

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $6.2 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $10.7 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company had commitments to lend additional funds of approximately $0.4 million to customers with available and unfunded lines of credit as of June 30, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$22,938	$18,723
Loans receivable, net of allowance for loan losses of $25,805 and $36,019, respectively	228,508	266,725
Prepaid expenses and other assets ($0 and $64, respectively, eliminates upon consolidation)	—	251
Derivative asset at fair value (cost basis of $0 and $51, respectively)	—	195
Receivable from payment processors	12,072	12,212
Total assets	$263,518	$298,106
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($7,434 and $9,372, respectively, eliminates upon consolidation)	$16,994	$17,923
Deferred revenue	4,880	5,293
Reserve deposit liability ($23,150 and $35,850, respectively, eliminates upon consolidation)	23,150	35,850
Notes payable, net	218,494	238,896
Accumulated other comprehensive income	—	144
Total liabilities and shareholder’s equity	$263,518	$298,106

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$5,144	$8,185
Loans receivable, net of allowance for loan losses of $11,178 and $3,388, respectively	75,112	25,484
Receivable from payment processors ($0 and $101 eliminates upon consolidation)	2,551	285
Total assets	$82,807	$33,954
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($2,822 and $905, respectively, eliminates upon consolidation)	$4,883	$1,332
Reserve deposit liability ($7,950 and $4,650, respectively, eliminates upon consolidation)	7,950	4,650
Notes payable, net	69,974	27,972
Total liabilities and shareholder’s equity	$82,807	$33,954

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
For the three and six months ended June 30, 2019 and 2018

NOTE 5—NOTES PAYABLE, NET
The Company has three debt facilities with VPC. The Rise SPV, LLC credit facility (the "VPC Facility"), the EF SPV Facility, and the ESPV Facility. The facilities were modified effective February 1, 2019 to the following terms.
VPC Facility
The VPC Facility is primarily used to fund the Rise and Sunny loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $127 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at June 30, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note both mature on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.67% and the overall interest rate was 10.17%. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of June 30, 2019.

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date will be 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 15.48%. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of June 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
US Term Note bearing interest at the base rate + 7.5% (2019) and 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) + 14% (2018)	39,158	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	70,000	—
ESPV Term Note bearing interest at the base rate + 12.75% (2019) and + 12-13.5% (2018)	221,000	239,000
Debt issuance costs	(2,971)	(656)
Total	$527,237	$562,590

The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•
EF SPV Term note - $43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $10 million and $17 million in the first and second quarters of 2019, respectively; and

•	ESPV Term Note - Pay-down of $18 million in the first quarter of 2019 under the revolver component of the facility.

The Company paid a $2.4 million amendment fee on the ESPV Facility during the first quarter of 2019 that is included in deferred debt issuance costs and will be amortized into interest expense over the remaining life of the facility (through January 1, 2024). Additionally, the Company incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in interest expense.

The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of June 30, 2019 are as follows:

Year (dollars in thousands)	June 30, 2019
Remainder of 2019	$—
2020	—
2021	18,050
2022	—
2023	—
Thereafter	512,158
Total	$530,208

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at June 30, 2019 and December 31, 2018 was approximately $16 million. There were no changes to goodwill during the three and six months ended June 30, 2019. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.4 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of June 30, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,622)	782
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,694)	$1,462
The carrying value of acquired intangible assets as of December 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,372)	1,032
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,444)	$1,712
In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expired one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and therefore amortized the remaining carrying value on a straight-line basis through May 2019. As of June 30, 2019, that non-compete agreement was fully amortized.
Total amortization expense recognized for the three months ended June 30, 2019 and 2018 was approximately $106 thousand and $78 thousand, respectively. Total amortization expense recognized for the six months ended June 30, 2019 and 2018 was approximately $250 thousand and $123 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 6.5 years at June 30, 2019.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2020	$120
2021	120
2022	120
2023	120
2024	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of one to eight years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of June 30, 2019, net assets recorded under operating leases were $11.9 million and net lease liabilities were $16.2 million.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Total lease cost for the three and six months ended June 30, 2019, included in Occupancy and equipment in the Condensed Consolidated Income Statements, is detailed in the table below

	Three Months Ended June 30,	Six Months Ended June 30,
Lease cost (dollars in thousands)	2019	2019
Operating lease cost	$1,215	$2,363
Short-term lease cost	7	17
Total lease cost	$1,222	$2,380

Further information related to leases is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,198	$2,218
Right-of-use assets obtained in exchange for lease obligations	$1,110	$1,110
Weighted average remaining lease term	4.6 years	4.6 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of June 30, 2019 are as follows:

Year (dollars in thousands)	Operating Leases
2019	$2,598
2020	3,760
2021	3,876
2022	3,984
2023	3,486
Thereafter	3,330
Total future minimum lease payments	$21,034
Less: Imputed interest	(4,874)
Operating lease liabilities	$16,160

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended June 30, 2019 and 2018 totaled approximately $2.5 million and $2.0 million, respectively. Share-based compensation expense recognized for the six months ended June 30, 2019 and 2018 totaled approximately $4.9 million and $3.6 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 7,482,364 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2019, the total number of shares available for future grants under the 2016 Plan was 1,914,929 shares.
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
For the six months ended June 30, 2019, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

A summary of stock option activity as of and for the six months ended June 30, 2019 is presented below:

Stock Options(1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	2,328,154	$4.63
Granted	122,400	3.98
Exercised	(25,000)	3.25
Forfeited	(105,852)	5.43
Outstanding at June 30, 2019	2,319,702	4.57	4.45
Options exercisable at June 30, 2019	2,187,462	$4.58	4.15
(1) All awards presented in the table are for Elevate stock only.
At June 30, 2019, there was approximately $0.2 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercised for the six months ended June 30, 2019 was $30 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the six months ended June 30, 2019 was $4.67. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2019 is presented below:

RSUs(1)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2018	3,155,041	$7.91
Granted	1,309,931	4.67
Vested	(942,466)	7.85
Forfeited	(274,776)	7.37
Nonvested at June 30, 2019	3,247,730	6.66	8.82
Expected to vest at June 30, 2019	2,523,770	$6.74	8.76
(1) All awards presented in the table are for Elevate stock only.
At June 30, 2019, there was approximately $15.0 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.5 years. During the six months ended June 30, 2019, the total vest-date fair value of RSUs was approximately $4.3 million. As of June 30, 2019, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $10.4 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,379,948 shares authorized and 981,418 reserved for the ESPP. There have been 142,267 shares purchased under the ESPP for the six months ended June 30, 2019. Within share-based compensation expense for the six months ended June 30, 2019 and 2018, $386 thousand and $268 thousand, respectively, relates to the ESPP. For the three months ended June 30, 2019 and 2018, $193 thousand and $134 thousand, respectively, within share-based compensation expense relates to the ESPP.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2019 and 2018, there were no significant transfers between levels.

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
For the three and six months ended June 30, 2019 and 2018

Fair Value Measurements on a Recurring Basis

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps qualified for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps were recognized in Accumulated other comprehensive income (loss) in the period incurred and subsequently reclassified to Interest expense when the hedged expenses were recorded.

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value at June 30, 2019	Fair value at December 31, 2018
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$—	$216
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	—	196
				$456,000	$—	$412

Unrealized gains recognized in Accumulated other comprehensive income (loss)	As of June 30, 2019	As of December 31, 2018
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

Gains recognized in Interest expense	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
US Term Note interest rate cap	$—	$298
ESPV Facility interest rate cap	—	269
	$—	$567

Gains recognized in Interest expense	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
US Term Note interest rate cap	$159	$408
ESPV Facility interest rate cap	144	368
	$303	$776

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The changes in the Derivative liability for the three and six months ended June 30, 2018 are shown in the following table. The Convertible Term Notes converted to the 4th Tranche Term Note upon maturity at January 30, 2018 and the Derivative liability was settled with no value remaining outstanding at December 31, 2018 and June 30, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	38
Balance, March 31, 2018	$—
Balance, June 30, 2018	$—
Balance, December 31, 2018	$—
Balance, June 30, 2019	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 10—DERIVATIVES
The Company and ESPV use hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019.
Cash Flow Hedges
The Company and ESPV utilize interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments are designated and accounted for as cash flow hedges, and the Company and ESPV measure the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in Accumulated other comprehensive income (loss) and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affect earnings. See Note 9—Fair Value for additional information on these cash flow hedges. The following tables summarize the activity that was recorded in Accumulated other comprehensive income (loss) in addition to reclassifications from Accumulated other comprehensive income (loss) into earnings related to each of the Company's and ESPV's interest rate caps during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$—	$—
Gross gains recognized in Accumulated other comprehensive income (loss)	—	—	959	863
Gains reclassified to income through Interest expense	—	—	(298)	(269)
Ending unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$661	$594

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income (loss)	$159	$144	$—	$—
Gross gains recognized in Accumulated other comprehensive income (loss)	—	—	1,069	962
Gains reclassified to income through Interest expense	(159)	(144)	(408)	(368)
Ending unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$661	$594

Embedded Derivative
During 2016, the Company identified a bifurcated embedded derivative in its Convertible Term Notes related to its conversion feature in addition to the obligation to pay a redemption premium upon cash redemption of the notes. This derivative matured on January 30, 2018 and is no longer on the balance sheet as of June 30, 2019 and December 31, 2018. See Note 9—Fair Value for additional information about the bifurcated embedded derivative.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 11—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2019 and 2018 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Current income tax expense (benefit):
Federal	$—	$—	$—	$(5)
State	254	(42)	532	33
Foreign	—	(290)	—	115
Total current income tax expense	254	(332)	532	143

Deferred income tax expense (benefit):
Federal	2,108	385	6,447	3,920
State	272	41	1,670	682
Total deferred income tax expense	2,380	426	8,117	4,602

Total income tax expense	$2,634	$94	$8,649	$4,745

No material penalties or interest related to taxes were recognized for the three and six months ended June 30, 2019 and 2018.
The Company’s consolidated effective tax rates for the six months ended June 30, 2019 and 2018, including discrete items, were 31% and 27%, respectively, while the US effective tax rates were 31% and 22%, respectively. For the six months ended June 30, 2019 and 2018, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% for the US primarily due to its permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the December 22, 2017 Tax Cuts and Jobs Act (the "Act"). The Company's US cash effective tax rate was approximately 2%.
On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company had completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21% in 2018. During the three and six months ended June 30, 2018 the Company recorded benefits of $0 and $245 thousand, respectively, to its provisional amounts related to the Act, which had a 2% impact for the six months ended June 30, 2018.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

US deferred tax assets, net
At June 30, 2019 and December 31, 2018, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at June 30, 2019 and December 31, 2018 was approximately $42.0 million. The NOL carryforward expires beginning in 2034. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
In 2018, the Company continued to grow its operating income (from $48 million in 2016 to $71 million in 2017 to $95 million in 2018). The US-only pre-tax earnings improved from a US-only pre-tax loss $4.5 million in 2017 to US-only pre-tax income of $14.1 million in 2018, a 412% improvement from prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by direct marketing and operating expense while improving credit quality in the loan portfolio during the past year.

•
In 2019, the Company is forecasting US taxable income as it continues to grow its business and generate even greater operating income. The continued growth of the loan portfolio within the credit quality and marketing cost targets will drive improved gross margins for the Company. The Company's operating expenses are within targeted efficiency ratios and are expected to be relatively flat. The Company re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest expense beginning in 2019. Various forecast scenarios have been performed with the results reflecting usage of the balance of the US NOL in 2019. The Company's operating income for the six months ended June 30, 2019 was $65.0 million, a 15% improvement over the prior year period.

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
UK deferred tax assets, net
At June 30, 2019 and December 31, 2018, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on a quarterly basis, and, as a result, there have been no changes as of June 30, 2019. Regardless of the deferred tax valuation allowance recognized at June 30, 2019 and December 31, 2018, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $56.7 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

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
As of June 30, 2019 and December 31, 2018, the Company accrued approximately $1.6 million and $0.9 million, respectively, for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Condensed Consolidated Income Statements and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. There was no expense accrued in the three or six months ended June 30, 2018. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized. The following tables present a rollforward of the amount accrued for the three months and six months ended June 30, 2019.

(Dollars in thousands)	Three Months Ended June 30, 2019
Beginning balance at March 31, 2019	$1,129
Accruals	2,968
Payments	(2,572)
Effects of changes in foreign currency rates	66
Ending balance	$1,591

(Dollars in thousands)	Six Months Ended June 30, 2019
Beginning balance at December 31, 2018	$925
Accruals	4,092
Payments	(3,494)
Effects of changes in foreign currency rates	68
Ending balance	$1,591

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

Other Matters:
The company is cooperating with the Consumer Financial Protection Bureau (the "CFPB") related to a civil investigative demand ("CID") received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. In November 2017, the CFPB sued Think Finance in the U.S. District Court for the District of Montana. Elevate is not a party to this lawsuit. The CFPB and Think Finance have agreed to settle all claims and executed a settlement agreement that is awaiting final court approval in the United States Bankruptcy Court for the Northern District of Texas.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $262.8 million and $250.1 million in available and unfunded credit lines at June 30, 2019 and December 31, 2018, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $10.2 million and $9.3 million in available and unfunded credit lines at June 30, 2019 and December 31, 2018, respectively. The Today Card, which expanded its test launch in November 2018, had approximately $4.9 million and $0.4 million in available and unfunded credit lines as of June 30, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At June 30, 2019 and December 31, 2018, the Company had $400 thousand and $500 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of June 30, 2019 and December 31, 2018. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of June 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenues
United States	$150,376	$154,909	$310,441	$318,215
United Kingdom	27,384	29,468	56,823	59,699
Total	$177,760	$184,377	$367,264	$377,914

	June 30, 2019	December 31, 2018
Long-lived assets
United States	$55,351	$41,933
United Kingdom	21,625	17,385
Total	$76,976	$59,318

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 14—RELATED PARTIES
The Company entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0 thousand and $297 thousand for the three months ended June 30, 2019 and 2018, respectively and $0 thousand and $585 thousand for the six months ended June 30, 2019 and 2018, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Income Statements.
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and six months ended June 30, 2019 and 2018 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Fees and travel expenses	$172	$142
Stock compensation	379	296
Consulting	92	75
Total board related expenses	$643	$513

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Fees and travel expenses	$342	$284
Stock compensation	746	510
Consulting	184	150
Total board related expenses	$1,272	$944

During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. For the three months ended June 30, 2019 and 2018, the interest payments on this loan were $21 thousand and $28 thousand, respectively. The interest payments on this loan were $43 thousand and $55 thousand for the six months ended June 30, 2019 and 2018, respectively.
At June 30, 2019 and December 31, 2018, the Company had approximately $120 thousand and $119 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2019 and 2018

NOTE 15—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
The Company made draws on the EF SPV Facility of $12 million subsequent to June 30, 2019.
On July 25, 2019, the Board of Directors of the Company accepted the resignation of Kenneth E. Rees as Chief Executive Officer of the Company, effective on July 31, 2019. Mr. Rees will remain a director of the Company but has resigned as Chairman of the Board of Directors.
For the period from July 1, 2019 to August 8, 2019, the Company repurchased 91,370 shares of its common stock on the open market for a total purchase price of $434 thousand, including any fees or commissions.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.3 million customers with $7.4 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We earn revenues on the Rise and Sunny installment loans, on the Rise and Elastic lines of credit and on the Today Card credit card product. Our revenue primarily consists of finance charges and line of credit fees. Finance charges are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. Line of credit fees are recognized when they are assessed and recorded to revenue over the life of the loan. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and by our bank partners that license our brands, Republic Bank, FinWise Bank and Capital Community Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with US GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we make to our Rise and Sunny customers and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $495 million at June 30, 2019. See “—Liquidity and Capital Resources—Debt facilities.”
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. FinWise Bank retains 5% of the balances of all loans originated and then sells a 95% loan participation in those Rise installment loans to a third-party special purpose vehicle, EF SPV, Ltd. ("EF SPV"). We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against the Rise installment loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of EF SPV and is required to consolidate the financial results of EF SPV as a VIE in its consolidated financial results. The condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $150 million.

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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of June 30, 2019. See “—Liquidity and Capital Resources—Debt facilities.”

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

•
Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have improved our credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

•
Margin expansion.    We expect that our operating margins will continue to expand over the near term as we lower our direct marketing costs and efficiently manage our operating expenses while continuing to improve our credit quality. Over the next several years, as we continue to scale our loan portfolio, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will decline to approximately 10% of revenues and our operating expenses will decline to approximately 20% of revenues. We aim to manage our business to achieve a long-term operating margin of 20%, and do not expect our operating margin to increase beyond that level, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.

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

Revenue Growth

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue metrics (dollars in thousands, except as noted)	2019	2018	2019	2018
Revenues	$177,760	$184,377	$367,264	$377,914
Period-over-period revenue	(4)%	23%	(3)%	23%
Ending combined loans receivable – principal(1)	601,191	589,465	601,191	589,465
Average combined loans receivable – principal(1)(2)	580,937	573,956	595,174	586,515
Total combined loans originated – principal	367,155	380,145	665,419	689,691
Average customer loan balance (in dollars)(3)	1,620	1,582	1,620	1,582
Number of new customer loans	70,650	85,146	121,126	155,281
Ending number of combined loans outstanding	371,218	372,592	371,218	372,592
Customer acquisition costs (in dollars)	229	260	226	276
Effective APR of combined loan portfolio	122%	128%	124%	129%
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

(2)	Average combined loans receivable – principal is calculated using an average of daily Combined loans receivable – principal balances.

(3)
Average customer loan balance is an average of all four products and is calculated for each product by dividing the ending Combined loans receivable – principal by the number of loans outstanding at period end.

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
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank) and the 95% participation in FinWise Bank originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheet.
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

The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	125,021	145,760	270,781	93,898	364,679
New customer loans originated	30,177	13,826	44,003	26,647	70,650
Former customer loans originated	18,850	18	18,868	—	18,868
Attrition	(38,277)	(17,043)	(55,320)	(27,659)	(82,979)
Ending number of combined loans outstanding	135,771	142,561	278,332	92,886	371,218
Customer acquisition cost	$243	$271	$252	$192	$229
Average customer loan balance	$2,253	$1,738	$1,989	$512	$1,620

	Three Months Ended June 30, 2018
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	127,263	138,555	265,818	86,791	352,609
New customer loans originated	27,149	26,305	53,454	31,692	85,146
Former customer loans originated	22,816	127	22,943	—	22,943
Attrition	(46,331)	(15,847)	(62,178)	(25,928)	(88,106)
Ending number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
Customer acquisition cost	$307	$234	$271	$243	$260
Average customer loan balance	$2,187	$1,711	$1,934	$519	$1,582

	Six Months Ended June 30, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
New customer loans originated	47,542	18,664	66,206	54,920	121,126
Former customer loans originated	36,641	27	36,668	—	36,668
Attrition	(91,170)	(42,527)	(133,697)	(51,483)	(185,180)
Ending number of combined loans outstanding	135,771	142,561	278,332	92,886	371,218
Customer acquisition cost	$276	$277	$276	$165	$226

	Six Months Ended June 30, 2018
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	49,414	47,185	96,599	58,682	155,281
Former customer loans originated	38,199	216	38,415	—	38,415
Attrition	(97,506)	(38,933)	(136,439)	(46,637)	(183,076)
Ending number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
Customer acquisition cost	$318	$252	$286	$260	$276
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Recent trends.    Our revenues for the three months ended June 30, 2019 totaled $177.8 million, a decrease of 4% versus the three months ended June 30, 2018. Additionally, a similar trend occurred for the six months ended June 30, 2019 as revenues totaled $367.3 million, down 3% versus the prior year. This decrease in revenues was primarily driven by a 600 basis points decrease in our effective APR on the combined loans receivable - principal balance as the APR declined to 122% during the three months ended June 30, 2019 from 128% during the comparable prior year period. This decrease in the average APR resulted primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. In addition, we have experienced slower new loan growth as we funded approximately 70,650 new customer loans in the second quarter of this year, a decrease of 17% versus the second quarter of 2018. As we disclosed in our 2018 Annual Report on Form 10-K, we have chosen to moderate our new customer growth through the first and second quarters as we deploy our new credit models during the second and third quarters of 2019.
Our CAC was significantly lower in the second quarter of 2019 as compared to the second quarter of 2018 and was below the lower end of our targeted range of $250 to $300. This decrease was attributable to our Sunny and Rise products. The Rise CAC decreased from $307 for the three months ended June 30, 2018 to $243 due to more efficient marketing spend in the Rise portfolio originated by FinWise Bank. The Sunny CAC also decreased for the three months ended June 30, 2018 from $243 to $192 due to more efficient marketing spend coupled with diminished competition in the UK market. We believe our CAC in future quarters will remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and benefit from continued less competition in the UK market.

Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands)	2019	2018	2019	2018
Net charge-offs(1)	$79,609	$91,756	$183,594	$193,798
Additional provision for loan losses(1)	(1,584)	(3,158)	(18,138)	(13,058)
Provision for loan losses	$78,025	$88,598	$165,456	$180,740
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	9%	10%	9%	10%
Net charge-offs as a percentage of revenues(1)	45%	50%	50%	51%
Total provision for loan losses as a percentage of revenues	44%	48%	45%	48%
Combined loan loss reserve(3)	$77,879	$80,531	$77,879	$80,531
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	12%	13%	12%	13%
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

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	13%	11%	N/A	N/A
2018	13%	12%	13%	14%
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.

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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise loans originated under the state lending model (including CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, during the past three years we have seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 12% and 17% depending on the overall mix of new, former and past due customer loans.

Recent trends.    Total loan loss provision for the three and six months ended June 30, 2019 was 44% and 45% of revenues, respectively, which was at the low end of our targeted range of 45% to 55%, and lower than the 48% for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, net charge-offs as a percentage of revenues totaled 45% and 50%, respectively, compared to 50% and 51% in the respective prior year periods. We expect loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting process.

The combined loan loss reserve as a percentage of combined loans receivable totaled 12% and 13% as of June 30, 2019 and June 30, 2018, respectively, reflecting improvements in our credit quality and ongoing maturation of the loan portfolio. Past due loan balances at June 30, 2019 were 9% of total combined loans receivable - principal, lower than 10% from a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through June 30, 2019 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range, with both 2018 and 2017 performing the best of our historical vintages and within our targeted range of 25% to 30%. In the beginning of 2019, we implemented new fraud tools that have helped lower fraud losses. Additionally, we rolled out our next generation of credit models during the second quarter of 2019 and will continue to refine the models during the second half of 2019. The preliminary data on the 2019 vintage is that it is performing better than both 2017 and 2018.

Cumulative loss rates by loan vintage[1]
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2014
2013
2016
2015
2017
2018
YTD June 2018
YTD June 2019
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2013
2014
2015
2016
2017
2018
YTD June 2019
YTD June 2018

(1) The 2018 and 2019 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2019	2018	2019	2018

Revenues	$177,760	$184,377	$367,264	$377,914
Net charge-offs(1)	(79,609)	(91,756)	(183,594)	(193,798)
Additional provision for loan losses(1)	1,584	3,158	18,138	13,058
Direct marketing costs	(16,194)	(22,180)	(27,348)	(42,875)
Other cost of sales	(8,562)	(6,566)	(13,622)	(12,895)
Gross profit	74,979	67,033	160,838	141,404
Operating expenses	(47,916)	(43,317)	(95,796)	(85,059)
Operating income	$27,063	$23,716	$65,042	$56,345
As a percentage of revenues:
Net charge-offs	45%	50%	50%	51%
Additional provision for loan losses	(1)	(2)	(5)	(3)
Direct marketing costs	9	12	7	11
Other cost of sales	5	4	4	3
Gross margin	42	36	44	37
Operating expenses	27	23	26	23
Operating margin	15%	13%	18%	14%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. We expect our margins to continue to increase as we continue to scale our business while maintaining stable credit quality. We allocate all marketing spend only to new customer loans. As our loan portfolio continues to mature with more customer loans that are from repeat customers, we will be generating revenue from those repeat customer loans without incurring any related marketing expense. As a result, we expect marketing expense as a percentage of revenue to continue to decline over time resulting in an increased gross profit margin. Additionally, being an online fintech company, we believe that as we continue to scale our business, we will generate operating efficiencies and our operating expense as a percentage of revenues will decline resulting in an increased operating margin.
Recent operating margin trends.    For the three months ended June 30, 2019, our operating margin was 15%, which was an increase from 13% in the prior year period. For the six months ended June 30, 2019, our operating margin was 18%, which was also an improvement from 14% in the prior year period. These increases were largely due to a higher gross margin driven by lower direct marketing costs and an overall lower loan loss provision due to slower growth and the improved credit quality of the loan portfolio.
Direct marketing costs for the three and six months ended June 30, 2019 decreased to 9% and 7%, respectively from 12% and 11% in the respective prior year periods. This decrease is due to the moderate new customer growth we targeted as we focused on deploying our new credit models during the second quarter of 2019. The lower marketing spend, coupled with improved marketing efficiencies, resulted in a CAC of $229 and $226 for the three and six months ended June 30, 2019, respectively, which is below the low end of our targeted range of $250 to $300 and lower than the CAC of $260 and $276 for the respective periods in 2018. We expect CAC to continue to be lower than our targeted range of $225 to $250 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income	$5,772	$3,128	$19,130	$12,611
Adjustments:
Net interest expense	17,947	19,263	37,166	38,476
Share-based compensation	2,476	2,010	4,911	3,647
Foreign currency transaction loss	710	1,231	97	475
Depreciation and amortization	4,324	2,962	8,590	5,677
Non-operating loss	—	—	—	38
Income tax expense	2,634	94	8,649	4,745
Adjusted EBITDA	$33,863	$28,688	$78,543	$65,669

Adjusted EBITDA margin	19%	16%	21%	17%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities(1)	$169,427	$162,485
Adjustments:
Net charge-offs – combined principal loans	(142,287)	(151,023)
Capital expenditures	(14,042)	(12,450)
FCF	$13,098	$(988)
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Net charge-offs	$79,609	$91,756	$183,594	$193,798
Additional provision for loan losses	(1,584)	(3,158)	(18,138)	(13,058)
Provision for loan losses	$78,025	$88,598	$165,456	$180,740
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
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. FinWise Bank retains 5% of the balances of all originated loans and sells a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. We do not own EF SPV but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2018			2019
(Dollars in thousands)	June 30	September 30	December 31	March 31	June 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$493,908	$525,717	$543,405	$491,208	$523,785
Loans receivable – principal, past due, company owned	58,949	69,934	68,251	55,286	55,711
Loans receivable – principal, total, company owned	552,857	595,651	611,656	546,494	579,496
Loans receivable – finance charges, company owned	31,519	36,747	41,646	32,491	31,805
Loans receivable – company owned	584,376	632,398	653,302	578,985	611,301
Allowance for loan losses on loans receivable, company owned	(76,575)	(89,422)	(91,608)	(76,457)	(75,896)
Loans receivable, net, company owned	$507,801	$542,976	$561,694	$502,528	$535,405
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$35,114	$36,649	$35,529	$27,941	$21,099
Loans receivable – principal, past due, guaranteed by company	1,494	1,661	1,353	696	596
Loans receivable – principal, total, guaranteed by company(1)	36,608	38,310	36,882	28,637	21,695
Loans receivable – finance charges, guaranteed by company(2)	2,777	3,103	2,944	2,164	1,676
Loans receivable – guaranteed by company	39,385	41,413	39,826	30,801	23,371
Liability for losses on loans receivable, guaranteed by company	(3,956)	(4,510)	(4,444)	(3,242)	(1,983)
Loans receivable, net, guaranteed by company(2)	$35,429	$36,903	$35,382	$27,559	$21,388
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$529,022	$562,366	$578,934	$519,149	$544,884
Combined loans receivable – principal, past due	60,443	71,595	69,604	55,982	56,307
Combined loans receivable – principal	589,465	633,961	648,538	575,131	601,191
Combined loans receivable – finance charges	34,296	39,850	44,590	34,655	33,481
Combined loans receivable	$623,761	$673,811	$693,128	$609,786	$634,672
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(76,575)	$(89,422)	$(91,608)	$(76,457)	$(75,896)
Liability for losses on loans receivable, guaranteed by company	(3,956)	(4,510)	(4,444)	(3,242)	(1,983)
Combined loan loss reserve	$(80,531)	$(93,932)	$(96,052)	$(79,699)	$(77,879)
Combined loans receivable – principal, past due(3)	$60,443	$71,595	$69,604	$55,982	$56,307
Combined loans receivable – principal(3)	$589,465	$633,961	$648,538	$575,131	$601,191
Percentage past due(1)	10%	11%	11%	10%	9%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	14%	14%	13%	12%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	14%	14%	13%	12%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees, finance charges on Sunny installment loans, cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO and Elastic products. See “—Overview” above for further information on the structure of Elastic. Finance charge and fee revenues related to the test launch of the Today Card credit card product were immaterial.
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
Other cost of sales.    Other cost of sales includes data verification costs associated with the underwriting of potential customers, automated clearing house (“ACH”) transaction costs associated with customer loan funding and payments, and settlement expense associated with UK affordability claims.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the six months ended June 30, 2019 and 2018, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
Foreign currency transaction loss.    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating loss.    Non-operating loss primarily includes gains and losses on adjustments to the fair value of derivatives not designated as cash flow hedges.

INCOME STATEMENT
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed consolidated income statements data (dollars in thousands)	2019	2018	2019	2018

Revenues	$177,760	$184,377	$367,264	$377,914
Cost of sales:
Provision for loan losses	78,025	88,598	165,456	180,740
Direct marketing costs	16,194	22,180	27,348	42,875
Other cost of sales	8,562	6,566	13,622	12,895
Total cost of sales	102,781	117,344	206,426	236,510
Gross profit	74,979	67,033	160,838	141,404
Operating expenses:
Compensation and benefits	25,638	23,380	51,348	45,807
Professional services	8,860	8,374	18,559	16,686
Selling and marketing	2,205	2,403	4,051	5,355
Occupancy and equipment	5,179	4,630	10,231	8,749
Depreciation and amortization	4,324	2,962	8,590	5,677
Other	1,710	1,568	3,017	2,785
Total operating expenses	47,916	43,317	95,796	85,059
Operating income	27,063	23,716	65,042	56,345
Other expense:
Net interest expense	(17,947)	(19,263)	(37,166)	(38,476)
Foreign currency transaction loss	(710)	(1,231)	(97)	(475)
Non-operating loss	—	—	—	(38)
Total other expense	(18,657)	(20,494)	(37,263)	(38,989)
Income before taxes	8,406	3,222	27,779	17,356
Income tax expense	2,634	94	8,649	4,745
Net income	$5,772	$3,128	$19,130	$12,611

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2019	2018	2019	2018

Cost of sales:
Provision for loan losses	44%	48%	45%	48%
Direct marketing costs	9	12	7	11
Other cost of sales	5	4	4	3
Total cost of sales	58	64	56	63
Gross profit	42	36	44	37
Operating expenses:
Compensation and benefits	14	13	14	12
Professional services	5	5	5	4
Selling and marketing	1	1	1	1
Occupancy and equipment	3	3	3	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	27	23	26	23
Operating income	15	13	18	14
Other expense:
Net interest expense	(10)	(10)	(10)	(10)
Foreign currency transaction loss	—	(1)	—	—
Non-operating loss	—	—	—	—
Total other expense	(10)	(11)	(10)	(10)
Income before taxes	5	2	8	5
Income tax expense	2	—	2	2
Net income	3%	2%	5%	3%

Comparison of the three months ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$177,031	100%	$183,394	99%	$(6,363)	(3)%
Other	729	—	983	1	(254)	(26)
Revenues	$177,760	100%	$184,377	100%	$(6,617)	(4)%
Revenues decreased by $6.6 million, or 4%, from $184.4 million for the three months ended June 30, 2018 to $177.8 million for the three months ended June 30, 2019. This decrease in revenues was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$287,073	$243,691	$530,764	$50,173	$580,937
Effective APR	126%	98%	113%	219%	122%
Finance charges	$90,384	$59,317	$149,701	$27,330	$177,031
Other	387	288	675	54	729
Total revenue	$90,771	$59,605	$150,376	$27,384	$177,760

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$277,281	$244,583	$521,864	$52,092	$573,956
Effective APR	137%	97%	118%	226%	128%
Finance charges	$94,716	$59,298	$154,014	$29,380	$183,394
Other	435	460	895	88	983
Total revenue	$95,151	$59,758	$154,909	$29,468	$184,377

 _________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
(3) Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average APR dropped from 128% in the second quarter of 2018 to 122% for the second quarter of 2019. The reduction in APR for the three months ended June 30, 2019 as compared to the prior year period resulted in a $8.6 million reduction in finance charges primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. This decrease was partially offset by a $2.1 million increase in finance charges that resulted from a $7.0 million increase in the average combined loans receivable - principal during the three months ended June 30, 2019 compared to the same prior year period.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$78,025	44%	$88,598	48%	$(10,573)	(12)%
Direct marketing costs	16,194	9	22,180	12	(5,986)	(27)
Other cost of sales	8,562	5	6,566	4	1,996	30
Total cost of sales	$102,781	58%	$117,344	64%	$(14,563)	(12)%
Provision for loan losses.    Provision for loan losses decreased by $10.6 million, or 12%, from $88.6 million for the three months ended June 30, 2018 to $78.0 million for the three months ended June 30, 2019 primarily due to a $12.1 million decrease in net charge-offs resulting from the improved credit quality partially offset by an increase of $1.6 million in the additional provision for loan losses resulting from an increase in the overall loan portfolio as compared to prior year.
The tables below break out these changes by loan product:

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$39,350	$28,341	$67,691	$12,008	$79,699
Net charge-offs	(40,970)	(27,130)	(68,100)	(11,509)	(79,609)
Provision for loan losses	43,013	25,268	68,281	9,744	78,025
Effect of foreign currency	—	—	—	(236)	(236)
Ending balance	$41,393	$26,479	$67,872	$10,007	$77,879
Combined loans receivable(2)(3)	$324,620	$258,200	$582,820	$51,852	$634,672
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	10%	12%	19%	12%
Net charge-offs as a percentage of revenues	45%	46%	45%	42%	45%
Provision for loan losses as a percentage of revenues	47%	42%	45%	36%	44%

	Three Months Ended June 30, 2018
(Dollars in thousands)	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$44,209	$28,098	$72,307	$11,939	$84,246
Net charge-offs	(49,494)	(28,490)	(77,984)	(13,772)	(91,756)
Provision for loan losses	46,081	29,786	75,867	12,731	88,598
Effect of foreign currency	—	—	—	(557)	(557)
Ending balance	$40,796	$29,394	$70,190	$10,341	$80,531
Combined loans receivable(2)(3)	$305,674	$265,959	$571,633	$52,128	$623,761
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	20%	13%
Net charge-offs as a percentage of revenues	52%	48%	50%	47%	50%
Provision for loan losses as a percentage of revenues	48%	50%	49%	43%	48%

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
Net charge-offs decreased $12.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the improved credit quality, with the primary decrease attributed to the Rise product. Net charge-offs as a percentage of revenues for the three months ended June 30, 2019 was 45%, a decrease from 50% for the comparable period in 2018. Loan loss provision for the three months ended June 30, 2019 totaled 44% of revenues, lower than 48% for the three months ended June 30, 2018.
Direct marketing costs.    Direct marketing costs decreased by $6.0 million, or 27%, from $22.2 million for the three months ended June 30, 2018 to $16.2 million for the three months ended June 30, 2019. The decrease is due to the moderate growth we targeted as we focused on deploying our new credit models during the second quarter of 2019. For the three months ended June 30, 2019, the number of new customers acquired decreased to 70,650 compared to 85,146 during the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, our CAC was $229 and $260, respectively. We expect CAC to continue to be lower than or within our targeted range of $225 to $250 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales increased by $2.0 million, or 30%, from $6.6 million for the three months ended June 30, 2018 to $8.6 million for the three months ended June 30, 2019 due to increased affordability claim settlement expenses primarily related to the Sunny product, partially offset by decreased data verification costs incurred from the lower new customer loan volume for the Rise and Elastic product.

Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$25,638	14%	$23,380	13%	$2,258	10%
Professional services	8,860	5	8,374	5	486	6
Selling and marketing	2,205	1	2,403	1	(198)	(8)
Occupancy and equipment	5,179	3	4,630	3	549	12
Depreciation and amortization	4,324	2	2,962	2	1,362	46
Other	1,710	1	1,568	1	142	9
Total operating expenses	$47,916	27%	$43,317	23%	$4,599	11%
Compensation and benefits.    Compensation and benefits increased by $2.3 million, or 10%, from $23.4 million for the three months ended June 30, 2018 to $25.6 million for the three months ended June 30, 2019 primarily due to an increase in the number of employees.
Professional services.     Professional services increased by $0.5 million, or 6%, from $8.4 million for the three months ended June 30, 2018 to $8.9 million for the three months ended June 30, 2019 primarily due to increased legal expenses related to various regulatory matters and outsourced servicing expense.
Selling and marketing.    Selling and marketing decreased by $0.2 million, or 8%, from $2.4 million for the three months ended June 30, 2018 to $2.2 million for the three months ended June 30, 2019 primarily due to decreased advertising.
Occupancy and equipment.    Occupancy and equipment increased by $0.5 million, or 12%, from $4.6 million for the three months ended June 30, 2018 to $5.2 million for the three months ended June 30, 2019 primarily due to increased web hosting and data center costs as well as increased rent expense needed to support an increased number of employees.
Depreciation and amortization.     Depreciation and amortization increased by $1.4 million, or 46%, from $3.0 million for the three months ended June 30, 2018 to $4.3 million for the three months ended June 30, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

  Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$17,947	10%	$19,263	10%	$(1,316)	(7)%

Net interest expense decreased 7% during the three months ended June 30, 2019 as compared to the prior year period. At June 30, 2018, we had an average balance of $523.3 million in notes payable outstanding under our debt facilities, which increased to $530.4 million at June 30, 2019, resulting in additional interest expense of approximately $0.2 million. Our average effective interest rate on our notes payable outstanding has decreased from 14.8% for the three months ended June 30, 2018 to 13.6% for the three months ended June 30, 2019, resulting in a decrease in interest expense of approximately $1.6 million. In addition, we incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in interest expense within the VPC Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$249,998	$307,333
Net interest expense	7,708	11,105
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	(850)	—
Net interest expense, as adjusted	$6,858	$11,105
Effective cost of funds	12.4%	14.5%
Effective cost of funds, as adjusted	11.0%	14.5%

EF SPV Facility
Average facility balance during the period	$59,363	N/A
Net interest expense	1,539	N/A
Effective cost of funds	10.4%	N/A

ESPV Facility
Average facility balance during the period	$221,000	$216,000
Net interest expense	8,701	8,158
Effective cost of funds	15.8%	15.2%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility will be effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.3%. As a result, we expect interest expense in the third and fourth quarters of 2019 to be lower than the prior year comparable periods. See "—Liquidity and Capital Resources-Debt facilities" for more information.
Foreign currency transaction loss
During the three months ended June 30, 2019, we realized a $0.7 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the three months ended June 30, 2018 was $1.2 million.

Income tax expense

	Three Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$2,634	2%	$94	—%	$2,540	2,702%
Our income tax expense increased $2.5 million, from $0.1 million for the three months ended June 30, 2018 to $2.6 million for the three months ended June 30, 2019. Our consolidated effective tax rates for the three months ended June 30, 2019 and 2018 were 31% and 3%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and, starting January 1, 2019, the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the December 22, 2017 Tax Cuts and Jobs Act. The Company's US cash effective tax rate was approximately 2% for the second quarter of 2019. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the three months ended June 30, 2019 and 2018.
Net income

	Three Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$5,772	3%	$3,128	2%	$2,644	85%
Our net income increased $2.6 million, or 85%, from $3.1 million for the three months ended June 30, 2018 to $5.8 million for the three months ended June 30, 2019 due to improved gross profit and lower interest expense offset by increasing operating expenses and income tax expense.

Comparison of the six months ended June 30, 2019 and 2018
Revenues

	Six Months Ended June 30,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$366,020	100%	$375,652	99%	$(9,632)	(3)%
Other	1,244	—	2,262	1	(1,018)	(45)
Revenues	$367,264	100%	$377,914	100%	$(10,650)	(3)%
Revenues decreased by $10.7 million, or 3%, from $377.9 million for the six months ended June 30, 2018 to $367.3 million for the six months ended June 30, 2019. This decrease in revenues was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$288,941	$254,980	$543,921	$51,254	$595,174
Effective APR	129%	98%	115%	223%	124%
Finance charges	$185,269	$124,050	$309,319	$56,701	$366,020
Other	738	384	1,122	122	1,244
Total revenue	$186,007	$124,434	$310,441	$56,823	$367,264

	Six Months Ended June 30, 2018
(Dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$289,565	$244,980	$534,545	$51,970	$586,515
Effective APR	138%	97%	119%	231%	129%
Finance charges	$197,924	$118,201	$316,125	$59,527	$375,652
Other	1,265	825	2,090	172	2,262
Total revenue	$199,189	$119,026	$318,215	$59,699	$377,914

 _________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
(3) Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average APR dropped from 129% in the first half of 2018 to 124% for the first half of 2019. The reduction in APR for the six months ended June 30, 2019 as compared to the prior year period resulted in a $14.5 million reduction in finance charges primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. This decrease was partially offset by a $5.3 million increase in finance charges that resulted from a $8.6 million increase in the average combined loans receivable - principal during the six months ended June 30, 2019 compared to the same prior year period.

Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$165,456	45%	$180,740	48%	$(15,284)	(8)%
Direct marketing costs	27,348	7	42,875	11	(15,527)	(36)
Other cost of sales	13,622	4	12,895	3	727	6
Total cost of sales	$206,426	56%	$236,510	63%	$(30,084)	(13)%
Provision for loan losses.    Provision for loan losses decreased by $15.3 million, or 8%, from $180.7 million for the six months ended June 30, 2018 to $165.5 million for the six months ended June 30, 2019 due to a $10.2 million decrease in net charge-offs and a decrease of $5.1 million in the additional provision for loan losses resulting from improved credit quality.
The tables below break out these changes by loan product:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647	$9,405	$96,052
Net charge-offs	(98,010)	(64,401)	(162,411)	(21,183)	(183,594)
Provision for loan losses	88,806	54,830	143,636	21,820	165,456
Effect of foreign currency	—	—	—	(35)	(35)
Ending balance	$41,393	$26,479	$67,872	$10,007	$77,879
Combined loans receivable(2)(3)	$324,620	$258,200	$582,820	$51,852	$634,672
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	10%	12%	19%	12%
Net charge-offs as a percentage of revenues	53%	52%	52%	37%	50%
Provision for loan losses as a percentage of revenues	48%	44%	46%	38%	45%

	Six Months Ended June 30, 2018
(Dollars in thousands)	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(112,941)	(58,175)	(171,116)	(22,682)	(193,798)
Provision for loan losses	97,870	58,699	156,569	24,171	180,740
Effect of foreign currency	—	—	—	(200)	(200)
Ending balance	$40,796	$29,394	$70,190	$10,341	$80,531
Combined loans receivable(2)(3)	$305,674	$265,959	$571,633	$52,128	$623,761
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	20%	13%
Net charge-offs as a percentage of revenues	57%	49%	54%	38%	51%
Provision for loan losses as a percentage of revenues	49%	49%	49%	40%	48%

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
Net charge-offs decreased $10.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to the improved credit quality, with the primary decrease attributed to the Rise product. Net charge-offs as a percentage of revenues for the six months ended June 30, 2019 was 50%, a decrease from 51% for the comparable period in 2018. Loan loss provision for the six months ended June 30, 2019 totaled 45% of revenues, lower than 48% for the six months ended June 30, 2018.
Direct marketing costs.    Direct marketing costs decreased by $15.5 million, or 36%, from $42.9 million for the six months ended June 30, 2018 to $27.3 million for the six months ended June 30, 2019. The decrease is due to the moderate growth we targeted in the first half of 2019 as we focused on deploying our new credit models. For the six months ended June 30, 2019, the number of new customers acquired decreased to 121,126 compared to 155,281 during the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, our CAC was $226 and $276, respectively. We expect CAC to continue to be lower than, or within, our targeted range of $225 to $250 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales increased by $0.7 million, or 6%, from $12.9 million for the six months ended June 30, 2018 to $13.6 million for the six months ended June 30, 2019 due to increased affordability claim settlement expenses primarily related to the Sunny product partially offset by decreased data verification costs incurred from the lower new customer loan volume for the Rise and Elastic products.

Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$51,348	14%	$45,807	12%	$5,541	12%
Professional services	18,559	5	16,686	4	1,873	11
Selling and marketing	4,051	1	5,355	1	(1,304)	(24)
Occupancy and equipment	10,231	3	8,749	2	1,482	17
Depreciation and amortization	8,590	2	5,677	2	2,913	51
Other	3,017	1	2,785	1	232	8
Total operating expenses	$95,796	26%	$85,059	23%	$10,737	13%
Compensation and benefits.    Compensation and benefits increased by $5.5 million, or 12%, from $45.8 million for the six months ended June 30, 2018 to $51.3 million for the six months ended June 30, 2019 primarily due to an increase in the number of employees.
Professional services.     Professional services increased by $1.9 million, or 11%, from $16.7 million for the six months ended June 30, 2018 to $18.6 million for the six months ended June 30, 2019 primarily due to increased legal expenses related to various regulatory matters and outsourced servicing expense, partially offset by decreased consulting expenses.
Selling and marketing.    Selling and marketing decreased by $1.3 million, or 24%, from $5.4 million for the six months ended June 30, 2018 to $4.1 million for the six months ended June 30, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $1.5 million, or 17%, from $8.7 million for the six months ended June 30, 2018 to $10.2 million for the six months ended June 30, 2019 primarily due to increased web hosting expense, increased licenses, and increased rent expense needed to support a greater number of employees.
Depreciation and amortization.     Depreciation and amortization increased by $2.9 million, or 51%, from $5.7 million for the three months ended June 30, 2018 to $8.6 million for the three months ended June 30, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

  Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$37,166	10%	$38,476	10%	$(1,310)	(3)%

Net interest expense decreased $1.3 million, or 3%, during the six months ended June 30, 2019 as compared to the prior year period. For the first six months of 2018, we had an average balance of $511.8 million in notes payable outstanding under our debt facilities, which increased to $550.6 million for the first six months of 2019, resulting in additional interest expense of approximately $2.6 million. Our average effective interest rate on our notes payable outstanding has decreased from 15.2% for the six months ended June 30, 2018 to 13.6% for the six months ended June 30, 2019, resulting in a decrease in interest expense of approximately $3.9 million. In addition, we incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in interest expense within the VPC Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$268,325	$296,198
Net interest expense	16,399	22,317
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	(850)	—
Net interest expense, as adjusted	$15,549	$22,317
Effective cost of funds	12.3%	15.2%
Effective cost of funds, as adjusted	11.7%	15.2%

EF SPV Facility
Average facility balance during the period	$52,635	N/A
Net interest expense	2,813	N/A
Effective cost of funds	10.8%	N/A

ESPV Facility
Average facility balance during the period	$229,652	$215,558
Net interest expense	17,954	16,159
Effective cost of funds	15.8%	15.1%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility will be effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.3%. As a result, we expect interest expense in the third and fourth quarters of 2019 to be lower than the prior year comparable periods. See "—Liquidity and Capital Resources-Debt facilities" for more information.
Foreign currency transaction loss
During the six months ended June 30, 2019, we realized a $0.1 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the six months ended June 30, 2018 was $0.5 million.

Non-operating loss
During the six months ended June 30, 2018, we recognized non-operating losses related to the change in fair value on the embedded derivative in the Convertible Term Notes.

Income tax expense

	Six Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$8,649	2%	$4,745	2%	$3,904	82%
Our income tax expense increased $3.9 million, or 82%, from a $4.7 million expense for the six months ended June 30, 2018 to $8.6 million expense for the six months ended June 30, 2019. Our consolidated effective tax rates for the six months ended June 30, 2019 and 2018 were 31% and 27%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and, starting January 1, 2019, the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the December 22, 2017 Tax Cuts and Jobs Act. The Company's US cash effective tax rate was approximately 2% for the first six months of 2019. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the six months ended June 30, 2019 and 2018.
Net income

	Six Months Ended June 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$19,130	5%	$12,611	3%	$6,519	52%
Our net income increased $6.5 million, or 52%, from $12.6 million for the six months ended June 30, 2018 to $19.1 million for the six months ended June 30, 2019 due to improved gross profit and lower interest expense offset by increased operating expenses and income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. The share repurchase program provides that up to a maximum aggregate amount of $5 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of June 30, 2019:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $127 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital , and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at June 30, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

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
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2019.

EF SPV Facility
EF SPV Term Note
On February 1, 2019, we entered into the EF SPV Facility in order to fund the EF SPV participation purchases of Rise installment loans from a third-party lender. Prior to the execution of the agreement with VPC, EF SPV was a borrower on the US Term Note under the VPC Facility. FinWise Bank retains 5% of the balances of all loans originated and sells a 95% loan participation in the Rise installment loans. The EF SPV Term Note has a $150 million commitment amount. The interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the $53.0 million outstanding balance at June 30, 2019 was 2.67% and the overall interest rate was 10.17%. The EF SPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled prior to the maturity date of January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2019.
ESPV Facility

ESPV Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015 and amended effective February 1, 2019. The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date will be 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at June 30, 2019 was 2.73% and the overall interest rate was 15.48%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million then outstanding. The interest rate cap matured on February 1, 2019. There are no principal payments due or scheduled until the credit facility maturity date of January 1, 2024. The ESPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2019.

Outstanding Notes Payable
The outstanding balances of notes payable as of June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
US Term Note bearing interest at the base rate + 7.5%	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5%	39,158	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	70,000	—
ESPV Term Note bearing interest at the base rate + 12.75%	221,000	239,000
Total	$530,208	$563,246

The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•
EF SPV Term note - $43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $10 million and $17 million in the first and second quarters of 2019, respectively; and

•	ESPV Term Note - Pay-down of $18 million in the first quarter of 2019 under the revolver component of the facility.
The following table presents the future debt maturities as of June 30, 2019:

Year (dollars in thousands)	June 30, 2019
Remainder of 2019	$—
2020	—
2021	18,050
2022	—
2023	—
Thereafter	512,158
Total	$530,208

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(Dollars in thousands)	2019	2018

Cash and cash equivalents	$63,399	$69,368
Restricted cash	2,491	1,594
Loans receivable, net	535,405	507,801
Cash provided by (used in):
Operating activities	169,427	162,485
Investing activities	(127,330)	(144,345)
Financing activities	(37,080)	10,110
Our cash and cash equivalents at June 30, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $169.4 million in cash from our operating activities for the six months ended June 30, 2019, primarily from revenues derived from our loan portfolio. This was up $6.9 million from the $162.5 million of cash provided by operating activities during the six months ended June 30, 2018. This increase was the result of the expansion of our gross margin, which contributed to the $6.5 million increase in our net income for the six months ended June 30, 2019 compared to the same prior year period.

Net cash used in investing activities
For the six months ended June 30, 2019 and 2018, cash used in investing activities was $127.3 million and $144.3 million, respectively. The decrease was primarily due to a decrease in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2019	2018

Cash used in investing activities
Net loans issued to consumers, less repayments	$(110,797)	$(128,875)
Participation premium paid	(2,491)	(3,020)
Purchases of property and equipment	(14,042)	(12,450)
	$(127,330)	$(144,345)

Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the six months ended June 30, 2019 and 2018, cash provided by (used in) financing activities was $(37.1) million and $10.1 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2019	2018

Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$27,000	$12,110
Payments on Notes payable	(60,000)	—
Debt issuance costs paid	(2,598)	—
Debt prepayment costs paid	(850)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Proceeds from issuance of stock, net	579	1,377
Other activities	(1,211)	—
	$(37,080)	$10,110
The decrease in cash provided by financing activities for the six months ended June 30, 2019 versus the comparable period of 2018 was primarily due to payments made on notes payable made during 2019.
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

	For the six months ended June 30,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities	$169,427	$162,485
Adjustments:
Net charge-offs – combined principal loans	(142,287)	(151,023)
Capital expenditures	(14,042)	(12,450)
FCF	$13,098	$(988)
Our FCF was $13.1 million for the first six months of 2019 compared to negative $1.0 million for the comparable prior year period. The increase in our FCF was the result of the increase in cash provided by operations and a decrease in net charge-offs - combined principal loans during the first six months of 2019, which were partially offset by increased capital expenditures.

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
RECENT REGULATORY DEVELOPMENTS
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued during the first half of 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority, a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of June 30, 2019, we accrued approximately $1.6 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
On May 7, 2019, the Consumer Financial Protection Bureau (the "CFPB") proposed amendments to Regulation F, which implements the FDCPA. The Bureau's proposal would, among other things, address communications in connection with debt collection; interpret and apply prohibitions on harassment or abuse, false or misleading representations, and unfair practices in debt collection; and clarify requirements for certain consumer-facing debt collection disclosures. The public comment period on the proposed amendments closes on September 18, 2019. Once a final rule is promulgated, we will take the necessary steps to ensure that the third-party debt collectors we work with are compliant with the final rule.

On June 26, 2019, the California Senate Banking and Financial Institutions Committee passed Assembly Bill 539, which imposes an interest rate cap on all consumer loans between $2,500 and $10,000 of 36% plus the Federal Funds Rate. On July 9, 2019, the California Senate Judiciary Committee also passed Assembly Bill 539 and the bill was referred to the Senate Appropriations Committee. The deadline for Assembly Bill 539 to pass both houses is September 13, 2019, and the deadline to be signed by the Governor and passed into law is October 13, 2019. We will continue to evaluate the potential effect of this bill on our results of operations and financial condition in the California market. We cannot currently assess the likelihood of any other future unfavorable federal, state, local or international legislation or regulations being proposed or enacted that could affect our products and services.
The California Consumer Privacy Act (the “CCPA”), which comes into effect January 1, 2020, broadly defines personal information and provides California consumers increased privacy rights and protections, including imposing expanded obligations to disclose the categories and uses of personal information a business collects, providing consumers a right to access that information, a right to opt out of the sale of personal information and the right to request that a business delete personal information about the consumer subject to certain exemptions. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the costs of data breach litigation. While it is too early to know its full impact, implementation of the CCPA and its related requirements could increase costs or otherwise adversely affect our business in the California market.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We recognize consumer loan fees as revenues for each of the loan products we offer. Revenues on the Condensed Consolidated Statements of Operations include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. We also record revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that we or our CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
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
We have no recorded liabilities for US uncertain tax positions at June 30, 2019 and December 31, 2018. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010 to 2018 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at June 30, 2019.
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
Derivative Financial Instruments
On January 11, 2018, we and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively, which matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. We initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. We excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. We present the cash flows from cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. Our hedging program is not designed for trading or speculative purposes.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) to Accumulated deficit. The amount of the reclassification for the six months ended June 30, 2018 was $920.0 thousand.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The purpose of ASU 2017-12 is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, ASU 2017-12 makes certain targeted improvements to simplify the application of the hedge accounting guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2017-12. ASU 2017-12 is effective for public companies for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted all of the amendments of ASU 2017-12 on a prospective basis as of January 1, 2018. Since the Company did not have derivatives accounted for as hedges prior to December 31, 2017, there was no cumulative-effect adjustment needed to Accumulated other comprehensive income (loss) and Accumulated deficit. The adoption of ASU 2017-12 did not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification, or initial direct costs. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $12.3 million and $16.0 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated income statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-13 will have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The Company’s implementation efforts are underway, including identifying all relevant data points, drafting the accounting policies and internal controls, and developing new models. Substantial progress has been made towards the development of these new models including validation testing against historical periods to refine the accuracy. The Company will continue to refine its methodology and begin running in parallel with the existing models in the third quarter of 2019. The Company's efforts are expected to be complete as of the effective date.

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
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2019 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APRs associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company and ESPV each entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility, respectively. These interest rate caps matured on February 1, 2019. On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at June 30, 2019 was $239.2 million and the balance at December 31, 2018 was $324.2 million. The outstanding balance of our EF SPV Facility was $70 million at June 30, 2019 and there was no balance at December 31, 2018. The outstanding balance of our ESPV Facility was $221.0 million and $239.0 million at June 30, 2019 and December 31, 2018, respectively. Based on the average outstanding indebtedness through the six months ended June 30, 2019, a 1% (100 basis points) increase in interest rates would have only increased our interest expense by approximately $0.2 million for the period as all of our existing debt outstanding has a fixed interest rate through maturity.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction losses of approximately $0.1 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At June 30, 2019, our GBP-denominated net assets were approximately $62.2 million (which excludes the $26.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $6.2 million. During the six months ended June 30, 2019, the GBP-denominated pre-tax loss was approximately $209 thousand. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $21 thousand.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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
Civil Investigative Demand
In June 2012, prior to the spin-off from Think Finance, Inc. ("TFI"), and in February 2016, after the spin-off, TFI received Civil Investigative Demands from the CFPB. The purpose of the Civil Investigative Demands was to determine whether small-dollar online lenders or other unnamed persons engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of Section 1036 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. Further, on November 15, 2017 the CFPB sued TFI alleging it deceived consumers into paying debts that were not valid and that it collected loan payments that consumers did not owe. The CFPB and TFI have agreed to settle all claims and executed a settlement agreement that is awaiting final court approval in the United States Bankruptcy Court for the Northern District of Texas. While TFI’s business is distinct from our business, we cannot predict the final outcome of the Civil Investigative Demands or to what extent any obligations arising out of such final outcome will be applicable to our company or business, if at all.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and as set forth below.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The consumer lending industry continues to be subject to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.
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
In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the Consumer Financial Protection Bureau (the "CFPB") issued a final rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36% that includes authorization for the lender to access the borrower’s checking or prepaid account (the "2017 Rule"). Since that time, the 2017 Rule has been amended. See "—The CFPB issued proposed revisions to the 2017 Rule affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business" for more information.
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
Third parties may also seek to take advantage of unique regulations applicable to consumer loan products to drive up complaints and the cost of doing business in our industry. Over the last 12 months, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service (“FOS”) for further adjudication. We have incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, operational costs necessary to manage the large volume of complaints, and payments we are required to make to customers to resolve these complaints. We believe that many of the increased claims against us are without merit and reflect the use of abusive and deceptive tactics by the CMCs. On April 1, 2019, the Financial Conduct Authority (the "FCA") took over responsibility for supervision and authorization of a high percentage of CMCs (those regulated by the Solicitor's Regulation Authority, which account for the minority of CMCs, will not be automatically impacted). In addition to the CMCs issuing claims, some law firms are also issuing claims on behalf of claimants. If we experience an increased volume of complaints due to the activities of the CMCs and law firms representing claimants and continue incurring significant costs to resolve such complaints, such costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. A significant number of consumer complaints could also trigger enhanced regulatory scrutiny by the FCA.
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

RISKS RELATED TO OUR ASSOCIATION WITH TFI
The CFPB has authority to investigate and issue Civil Investigative Demands to consumer lending businesses and may issue fines or corrective orders.
The CFPB has authority to investigate and issue Civil Investigative Demands (“CIDs”) to consumer lending businesses, including us. In June 2012, prior to the spin-off, and after the spin-off, TFI received CIDs from the CFPB. The purpose of the CIDs purportedly was to determine whether TFI engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. On November 15, 2017, the CFPB sued TFI alleging it engaged in unfair, deceptive, or abusive acts or practices. Further, the CFPB and TFI have agreed to settle all claims and executed a settlement agreement that is awaiting final court approval in the United States Bankruptcy Court for the Northern District of Texas. While TFI’s business is distinct from our business, we cannot predict the final outcome of this litigation or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all.

OTHER RISKS RELATED TO COMPLIANCE AND REGULATION

The CFPB issued proposed revisions to the 2017 Rule affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (the "2017 Rule") on October 5, 2017, covering certain short-term and longer-term loans with an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (the “2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts. Among other requirements, the payment provisions prohibit lenders that have had two consecutive attempts to collect money from a consumers’ account returned for insufficient funds from making any further attempts to collect from the account unless the consumers have provided new authorizations for additional payment transfers. Additionally, the payment provisions require us to give consumers at least three business days' advance notice before attempting payment withdrawals. The mandatory compliance deadline for the payment provisions of the 2017 Rule still stands at August 19, 2019. Language in the 2019 Proposed Revisions suggest that the CFPB may be receptive to informal requests to revisit such payment provisions requirements. There are also recordkeeping requirements and compliance plan requirements in the 2019 Proposed Rule that will apply to us. On June 7, 2019, the CFPB announced a 15-month delay in the rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescinded ability-to-pay provisions. Relatedly, the Community Financial Services Association of America (“CFSA”) sued the CFPB in April 2018 over the Payday, Vehicle Title, and Certain High-Cost Lending Rule. As a result, the court suspended the Bureau’s August 19, 2019 implementation of the 2019 Proposed Revisions pending further order of the court. On August 6, 2019 the court issued an order that leaves the compliance date stay in effect. The court will evaluate whether to leave or lift the stay after the parties file their next joint status report, which is due no later than December 6, 2019. To the extent that the 2019 Proposed Revisions, or subsequent new rules and regulations proposed by the CFPB, are finalized, the results of operations of our US consumer lending business could be adversely affected.

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
A number of proposals have recently been implemented or are pending before federal, state, and international legislative and regulatory bodies that could impose new obligations in areas such as privacy. For example, the European Union's new General Data Protection Regulation (the “GDPR”) was implemented in the UK in May 28, 2018, and the California Consumer Privacy Act (the “CCPA”) comes into effect in January 2020. The GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the "right to be forgotten," by having their records erased. Penalties for non-compliance with the GDPR are significant, with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. The CCPA broadly defines personal information and provides California consumers increased privacy rights and protections.
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

On May 28, 2018, our UK business became subject to the GDPR, and in January 2020, our California business will become subject to the CCPA. As described above in "-Our business is subject to complex and evolving US and international laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement or otherwise harm our business," the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections, and the GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the “right to be forgotten,” by having their records erased. Penalties for non-compliance with the GDPR are significant with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. There are also strict rules on the use of credit reference data under the CCA regulations and the CONC. We are also subject to laws limiting the transfer of personal data from the European Economic Area to non-European Economic Area countries or territories. There are also strict rules on the instigation of electronic communications such as email, text message and telephone calls under the Privacy and Electronic Communications (EC Directive) Regulations 2003, which prohibit unsolicited direct marketing by electronic means without express consent, as well as the monitoring of devices. When the UK leaves the European Union, it is expected that the UK will establish a new framework for data flow between the UK and the US or will agree to continue the protections of the GDPR for the transfer of personal data into and out of the UK. We expect to comply with any framework established by the UK for the transfer of personal data into and out of the UK but can provide no assurances as to whether such regulation will be more or less burdensome than the GDPR and other European Union regulations, and we may incur significant costs in transitioning to any new regulatory model. Furthermore, compliance with any new or developing privacy laws in the US, including the CCPA or other state or federal laws that may be enacted in the future, may require significant resources and could have a material adverse impact on our business and results of operations.
The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the DPA and GDPR may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. The share repurchase program provides that up to a maximum aggregate amount of $5 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. We did not repurchase any shares of common stock during the three and six months ended June 30, 2019. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice.

Item 6. Exhibits

Exhibit number	Description
10.1
First Amendment to Financing Agreement, dated August 1, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

10.2#∞	Amendment to Amended and Restated Special Limited Agency Agreement, dated April 1, 2019, between First Financial Loan Company, LLC as lender and Rise Credit Service of Texas, LLC as CSO. (1)
10.3#	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between Elastic SPV, Ltd. and Elastic Louisville, LLC. (1)
10.4+	Resignation and Release of Claims Agreement, dated July 25, 2019, between Elevate Credit Service, LLC and Kenneth E. Rees
10.5+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Jason Harvison and Elevate Credit Service, LLC.
10.6+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC.
10.7+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award.
10.8+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award.
10.9+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award.
10.10+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees).
10.11+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees).
10.12+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees).
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan.
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

 (1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	August 9, 2019	By:	/s/ Jason Harvison
Jason Harvison
Interim Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)