Form 10-Q
period 2019-09-30
Elevate Credit, Inc.
filed 2019-11-08
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0004 par value	ELVT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2019
Common Shares, $0.0004 par value	44,158,038

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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents*	$77,337	$58,313
Restricted cash	2,290	2,591
Loans receivable, net of allowance for loan losses of $89,667 and $91,608, respectively*	555,424	561,694
Prepaid expenses and other assets*	11,702	11,418
Operating lease right of use assets	11,036	—
Receivable from CSO lenders	9,694	16,183
Receivable from payment processors*	21,079	21,716
Deferred tax assets, net	12,304	21,628
Property and equipment, net	48,937	41,579
Goodwill	16,027	16,027
Intangible assets, net	1,432	1,712
Derivative assets at fair value (cost basis of $0 and $109, respectively)*	—	412
Total assets	$767,262	$753,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$43,177	$44,950
Operating lease liabilities	15,306	—
State and other taxes payable	719	681
Deferred revenue*	13,330	28,261
Notes payable, net*	549,028	562,590
Total liabilities	621,560	636,482
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at September 30, 2019 and December 31, 2018.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,242,476 and 43,329,262 issued; 44,151,106 and 43,329,262 outstanding, respectively	18	18
Additional paid-in capital	189,783	183,244
Treasury stock; at cost; 91,370 and 0 shares of common stock, respectively	(434)	—
Accumulated deficit	(42,631)	(66,525)
Accumulated other comprehensive income (loss), net of tax benefit of $1,353 and $1,257, respectively*	(1,034)	54
Total stockholders’ equity	145,702	116,791
Total liabilities and stockholders’ equity	$767,262	$753,273

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2019	2018	2019	2018
Revenues	$192,778	$201,480	$560,042	$579,394
Cost of sales:
Provision for loan losses	101,047	113,896	266,503	294,636
Direct marketing costs	13,821	21,280	41,169	64,155
Other cost of sales	7,459	7,997	21,081	20,892
Total cost of sales	122,327	143,173	328,753	379,683
Gross profit	70,451	58,307	231,289	199,711
Operating expenses:
Compensation and benefits	26,953	24,380	78,301	70,187
Professional services	8,715	9,789	27,274	26,475
Selling and marketing	1,794	2,170	5,845	7,525
Occupancy and equipment (See Note 14)	5,054	4,553	15,285	13,302
Depreciation and amortization	4,350	3,490	12,940	9,167
Other	1,252	1,233	4,269	4,018
Total operating expenses	48,118	45,615	143,914	130,674
Operating income	22,333	12,692	87,375	69,037
Other expense:
Net interest expense (See Note 14)	(14,660)	(19,810)	(51,826)	(58,286)
Foreign currency transaction loss	(870)	(325)	(967)	(800)
Non-operating loss	(695)	—	(695)	(38)
Total other expense	(16,225)	(20,135)	(53,488)	(59,124)
Income (loss) before taxes	6,108	(7,443)	33,887	9,913
Income tax expense (benefit)	1,344	(3,209)	9,993	1,536
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377

Basic earnings (loss) per share	$0.11	$(0.10)	$0.55	$0.20
Diluted earnings (loss) per share	$0.11	$(0.10)	$0.54	$0.19
Basic weighted average shares outstanding	44,169,964	43,182,208	43,736,458	42,653,947
Diluted weighted average shares outstanding	44,743,944	43,182,208	44,320,427	44,354,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(1) and $0 for the three and nine months ended 2019 and 2018, respectively	821	(305)	(880)	(707)
Reclassification of certain deferred tax effects	—	—	—	(920)
Change in derivative valuation, net of tax of $0 and $67 for the three months ended 2019 and 2018, respectively, and $(95) and $96 for the nine months ended 2019 and 2018, respectively	—	(384)	(208)	707
Total other comprehensive income (loss), net of tax	821	(689)	(1,088)	(920)
Total comprehensive income (loss)	$5,585	$(4,923)	$22,806	$7,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2019 and 2018

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2017	—	—	42,165,524	$17	$174,090	—	$—	$(79,954)	$2,003	$96,156
Share-based compensation	—	—	—	—	6,005	—	—	—	—	6,005
Exercise of stock options	—	—	271,891	—	997	—	—	—	—	997
Vesting of restricted stock units	—	—	692,115	—	(216)	—	—	—	—	(216)
ESPP shares issued	—	—	61,996	—	408	—	—	—	—	408
Tax benefit of equity issuance costs	—	—	—	—	(674)	—	—	—	—	(674)
Comprehensive loss:
Foreign currency translation adjustment net of tax expense of $0	—	—	—	—	—	—	—	—	(707)	(707)
Change in derivative valuation net of tax expense of $96	—	—	—	—	—	—	—	—	707	707
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	—	—	8,377	—	8,377
Balances at September 30, 2018	—	—	43,191,526	$17	$180,610	—	$—	$(70,657)	$1,083	$111,053

Balances at December 31, 2018	—	—	43,329,262	18	183,244	—	—	(66,525)	54	116,791
Share-based compensation	—	—	—	—	7,272	—	—	—	—	7,272
Exercise of stock options	—	—	37,500	—	121	—	—	—	—	121
Vesting of restricted stock units	—	—	733,447	—	(1,350)	—	—	—	—	(1,350)
ESPP shares issued	—	—	142,267	—	498	—	—	—	—	498
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $1	—	—	—	—	—	—	—	—	(880)	(880)
Change in derivative valuation net of tax benefit of $95	—	—	—	—	—	—	—	—	(208)	(208)
Treasury stock acquired	—	—	(91,370)	—	—	91,370	(434)	—	—	(434)
Net income	—	—	—	—	—	—	—	23,894	—	23,894
Balances at September 30, 2019	—	—	44,151,106	$18	$189,783	91,370	$(434)	$(42,631)	$(1,034)	$145,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,894	$8,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,940	9,167
Provision for loan losses	266,503	294,636
Share-based compensation	7,272	6,005
Amortization of debt issuance costs	460	280
Amortization of loan premium	4,454	4,583
Amortization of convertible note discount	—	138
Amortization of derivative assets	108	931
Amortization of operating leases	113	—
Deferred income tax expense, net	9,418	1,276
Unrealized loss from foreign currency transactions	967	800
Non-operating loss	695	38
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(437)	(2,473)
Receivables from payment processors	503	(7,688)
Receivables from CSO lenders	6,489	5,176
Interest receivable	(59,248)	(72,818)
State and other taxes payable	62	(162)
Deferred revenue	(10,670)	5,332
Accounts payable and accrued liabilities	5,582	3,552
Net cash provided by operating activities	269,105	257,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(957,971)	(1,000,059)
Principal collections and recoveries on loans receivable	748,963	749,145
Participation premium paid	(4,530)	(4,740)
Purchases of property and equipment	(20,712)	(21,437)
Net cash used in investing activities	(234,250)	(277,091)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$49,000	$35,932
Payments of notes payable	(60,000)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Debt issuance costs paid	(2,597)	(25)
Debt prepayment costs paid	(850)	—
ESPP shares issued	498	408
Common stock repurchased	(434)	—
Proceeds from stock option exercises	121	997
Taxes paid related to net share settlement of equity awards	(1,349)	(216)
Net cash (used in) provided by financing activities	(15,611)	33,719
Effect of exchange rates on cash	(521)	(128)
Net increase in cash, cash equivalents and restricted cash	18,723	13,650

Cash and cash equivalents, beginning of period	58,313	41,142
Restricted cash, beginning of period	2,591	1,595
Cash, cash equivalents and restricted cash, beginning of period	60,904	42,737

Cash and cash equivalents, end of period	77,337	54,794
Restricted cash, end of period	2,290	1,593
Cash, cash equivalents and restricted cash, end of period	$79,627	$56,387

Supplemental cash flow information:
Interest paid	$53,378	$56,818
Taxes paid	$565	$342

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$4,174	$7,716
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$159	$137
Annual membership fee included in Deferred revenues and Loans receivable	$72	$—
Prepaid expenses accrued but not yet paid	$—	$582
Property and equipment accrued but not yet paid	$—	$209
Impact on OCI and retained earnings of adoption of ASU 2018-02	$—	$920
Changes in fair value of interest rate caps	$304	$803
Tax benefit of equity issuance costs included in Additional paid-in capital	$2	$674
Impact of deferred tax asset included in Other comprehensive income (loss)	$96	$—
Leasehold improvements allowance included in Property and equipment, net	$439	$—
Lease incentives allowance included in Accounts payable and accrued liabilities	$3,720	$—
Operating lease right of use assets recognized	$13,399	$—
Operating lease liabilities recognized	$17,556	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2019 and 2018

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 8, 2019. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
For the three and nine months ended September 30, 2019 and 2018

Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Property and equipment, gross	$118,076	$98,357
Accumulated depreciation and amortization	(69,139)	(56,778)
Property and equipment, net	$48,937	$41,579

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

Treasury Stock
The Company evaluates each stock repurchase transaction in the period in which it is completed. If the repurchase transaction is significantly in excess of the current market price at purchase, the Company will identify whether the price paid included payment for other agreements, rights, and privileges. Repurchase transactions that do not contain these elements, or are not significantly in excess of the current market price at purchase are accounted for using the cost method. The Company anticipates using its treasury stock to fulfill certain employee stock compensation grants and settlements. The Company has elected to use a first in, first out ("FIFO") method for assigning share cost at reissuance. Any gain or loss in the stock value will be credited or charged to paid in capital upon subsequent reissuance of the shares, with losses in excess of previously recognized gains charged to retained earnings. The Company is not obligated to purchase or reissue any shares at any time in accordance with its previously disclosed share repurchase plan.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) to Accumulated deficit. The amount of the reclassification for the nine months ended September 30, 2018 was $920 thousand.
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
In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections ("ASU 2019-07"). The purpose of ASU 2019-07 is to amend various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Among other revisions, the amendments reduce duplication and clarify the inclusion of comprehensive income. The Company has adopted all of the amendments of ASU 2019-07 as of July 2019 with no impact to the Company's condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In August 2019, the FASB issued a draft proposed ASU for comment that would grant certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. The proposed standard was approved on October 18, 2019 (with the final ASU to be issued in November 2019) and SRCs are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022 or the Company no longer qualifies as an SRC. Under the current SEC definitions, the Company expects to meet the definition of an SRC as of the proposed ASU's issuance date and is considering the adoption of the deferral period for ASU 2016-13.
Management has continued its implementation efforts, and would be ready to adopt ASU 2016-13 as of January 1, 2020 if it elects not to defer adoption of the standard. As of September 30, 2019, the Company has built, reviewed, and back-tested the inputs and models used in calculating the reserve under ASU 2016-13. In the fourth quarter, management plans to continue to refine and run the models in parallel with the existing reserve methodology. If the Company adopts ASU 2016-13 on January 1, 2020, the Company would expect an overall increase to its reserves approximately equal to its cumulative loss rates.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2019 and 2018.

Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings (loss) per share was as follows for three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2019	2018	2019	2018
Numerator (basic):
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377

Numerator (diluted):
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377

Denominator (basic):
Basic weighted average number of shares outstanding	44,169,964	43,182,208	43,736,458	42,653,947

Denominator (diluted):
Basic weighted average number of shares outstanding	44,169,964	43,182,208	43,736,458	42,653,947
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	573,980	—	583,969	1,700,429
Diluted weighted average number of shares outstanding	44,743,944	43,182,208	44,320,427	44,354,376

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.11	$(0.10)	$0.55	$0.20
Diluted earnings (loss) per share	$0.11	$(0.10)	$0.54	$0.19

For the three months ended September 30, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,428,046 and 2,323,839 common shares issuable upon exercise of the Company's stock options; and

•	2,268,439 and 3,360,382 common shares issuable upon vesting of the Company's RSUs.

For the nine months ended September 30, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,441,952 and 131,859 common shares issuable upon exercise of the Company's stock options; and

•	3,393,374 and 699,318 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three and nine month periods ended September 30, 2019 and 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Finance charges	$120,922	$119,147	$339,092	$348,162
CSO fees	8,939	15,593	32,739	44,029
Lines of credit fees	62,173	65,676	186,223	183,877
Other	744	1,064	1,988	3,326
Total revenues	$192,778	$201,480	$560,042	$579,394

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK. The Elastic product is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the nine months ended September 30, 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of September 30, 2019 and December 31, 2018 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a troubled debt restructuring ("TDR") as of September 30, 2019 and December 31, 2018 have been charged off.

	September 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$320,335	$244,460	$564,795
Past due loans	54,228	23,595	77,823
Total loans receivable	374,563	268,055	642,618
Net unamortized loan premium	420	2,053	2,473
Less: Allowance for loan losses	(57,662)	(32,005)	(89,667)
Loans receivable, net	$317,321	$238,103	$555,424

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$296,339	$273,217	$569,556
Past due loans	53,491	27,778	81,269
Total loans receivable	349,830	300,995	650,825
Net unamortized loan premium	54	2,423	2,477
Less: Allowance for loan losses	(55,557)	(36,051)	(91,608)
Loans receivable, net	$294,327	$267,367	$561,694
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

Total loans receivable includes approximately $9.9 million and $7.4 million of loans in a non-accrual status at September 30, 2019 and December 31, 2018, respectively. The previously reported non-accrual loan balance as of December 31, 2018 excluded certain non-accrual loans that amounted to $2.7 million. The omission of these amounts only impacted the footnote disclosure and not the reported balances on the balance sheet and statement of operations, the Company does not believe this omission has a material impact on the previously reported balances in the consolidated financial statements as of December 31, 2018.
Additionally, total loans receivable includes approximately $35.7 million and $41.6 million of interest receivable at September 30, 2019 and December 31, 2018, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$51,400	$26,479	$77,879
Provision for loan losses	67,635	33,412	101,047
Charge-offs	(64,125)	(30,162)	(94,287)
Recoveries of prior charge-offs	5,016	2,276	7,292
Effect of changes in foreign currency rates	(292)	—	(292)
Total	59,634	32,005	91,639
Accrual for CSO lender owned loans	(1,972)	—	(1,972)
Balance end of period	$57,662	$32,005	$89,667

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of period	$51,137	$29,394	$80,531
Provision for loan losses	75,653	38,243	113,896
Charge-offs	(72,987)	(35,832)	(108,819)
Recoveries of prior charge-offs	5,745	2,729	8,474
Effect of changes in foreign currency rates	(150)	—	(150)
Total	59,398	34,534	93,932
Accrual for CSO lender owned loans	(4,510)	—	(4,510)
Balance end of period	$54,888	$34,534	$89,422

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$60,002	$36,050	$96,052
Provision for loan losses	178,261	88,242	266,503
Charge-offs	(194,583)	(100,173)	(294,756)
Recoveries of prior charge-offs	16,281	7,886	24,167
Effect of changes in foreign currency rates	(327)	—	(327)
Total	59,634	32,005	91,639
Accrual for CSO lender owned loans	(1,972)	—	(1,972)
Balance end of period	$57,662	$32,005	$89,667
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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

As of September 30, 2019 and December 31, 2018, estimated losses of approximately $2.0 million and $4.4 million for the CSO owned loans receivable guaranteed by the Company of approximately $20.9 million and $39.8 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise, Elastic and Sunny. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Outstanding recorded investment before TDR	$12,256	$1,752	$33,020	$6,850
Outstanding recorded investment after TDR	11,809	1,437	31,140	5,229
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$447	$315	$1,880	$1,621

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average outstanding recorded investment(1)	$15,703	$2,813	$15,384	$3,930
Interest income recognized	$2,643	$640	$7,438	$3,454
1. Simple average as of September 30, 2019 and 2018, respectively.

The table below presents the Company's loans modified as TDRs as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	2019	2018
Current outstanding investment	$10,529	$7,627
Delinquent outstanding investment	7,081	5,531
Outstanding recorded investment	17,610	13,158
Less: Impairment	(4,542)	(969)
Outstanding recorded investment, net of impairment	$13,068	$12,189

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $5.7 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $16.4 million and $8.4 million for the nine months ended September 30, 2019 and 2018, respectively. The Company had commitments to lend additional funds of approximately $1.8 million to customers with available and unfunded lines of credit as of September 30, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$21,236	$18,723
Loans receivable, net of allowance for loan losses of $30,901 and $36,019, respectively	234,392	266,725
Prepaid expenses and other assets ($0 and $64, respectively, eliminates upon consolidation)	3	251
Derivative asset at fair value (cost basis of $0 and $51, respectively)	—	195
Receivable from payment processors	10,949	12,212
Total assets	$266,580	$298,106
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($7,414 and $9,372, respectively, eliminates upon consolidation)	$15,225	$17,923
Deferred revenue	4,564	5,293
Reserve deposit liability ($23,150 and $35,850, respectively, eliminates upon consolidation)	23,150	35,850
Notes payable, net	223,641	238,896
Accumulated other comprehensive income	—	144
Total liabilities and shareholder’s equity	$266,580	$298,106

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
Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase an interest in each Rise bank originated installment loan. Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 5—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$10,501	$8,185
Loans receivable, net of allowance for loan losses of $17,662 and $3,388, respectively	87,235	25,484
Prepaid expenses and other assets ($31 and $0, respectively, eliminates upon consolidation)	31	—
Receivable from payment processors ($0 and $101 eliminates upon consolidation)	1,072	285
Total assets	$98,839	$33,954
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($1,745 and $905, respectively, eliminates upon consolidation)	$2,913	$1,332
Reserve deposit liability ($8,950 and $4,650, respectively, eliminates upon consolidation)	8,950	4,650
Notes payable, net	86,976	27,972
Total liabilities and shareholder’s equity	$98,839	$33,954

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
For the three and nine months ended September 30, 2019 and 2018

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
VPC Facility
The VPC Facility is primarily used to fund the Rise and Sunny loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $123 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at September 30, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note both mature on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.59% and the overall interest rate was 10.09%. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of September 30, 2019.

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.72% and the overall interest rate was 10.22%. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of September 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
US Term Note bearing interest at the base rate + 7.5% (2019) and 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) + 14% (2018)	38,770	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	87,000	—
ESPV Term Note bearing interest at the base rate + 7.5% (2019) and + 12-13.5% (2018)	226,000	239,000
Debt issuance costs	(2,792)	(656)
Total	$549,028	$562,590

The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•
EF SPV Term note - $43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $10 million, $17 million and $17 million in the first, second and third quarters of 2019, respectively; and

•	ESPV Term Note - Pay-down of $18 million in the first quarter of 2019 under the revolver component of the facility and an additional draw of $5 million in the third quarter of 2019.

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
Future debt maturities as of September 30, 2019 are as follows:

Year (dollars in thousands)	September 30, 2019
Remainder of 2019	$—
2020	—
2021	18,050
2022	—
2023	—
Thereafter	533,770
Total	$551,820

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at September 30, 2019 and December 31, 2018 was approximately $16 million. There were no changes to goodwill during the three and nine months ended September 30, 2019. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance") related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.4 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of September 30, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,652)	752
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,724)	$1,432
The carrying value of acquired intangible assets as of December 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,372)	1,032
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,444)	$1,712
In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expired one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and therefore amortized the remaining carrying value on a straight-line basis through May 2019. As of September 30, 2019, that non-compete agreement was fully amortized.
Total amortization expense recognized for the three months ended September 30, 2019 and 2018 was approximately $30 thousand and $144 thousand, respectively. Total amortization expense recognized for the nine months ended September 30, 2019 and 2018 was approximately $280 thousand and $267 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 6.3 years at September 30, 2019.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2020	$120
2021	120
2022	120
2023	120
2024	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of less than one year to seven years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of September 30, 2019, net assets recorded under operating leases were $11.0 million and net lease liabilities were $15.3 million.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Total lease cost for the three and nine months ended September 30, 2019, included in Occupancy and equipment in the Condensed Consolidated Income Statements, is detailed in the table below

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease cost (dollars in thousands)	2019	2019
Operating lease cost	$1,228	$3,591
Short-term lease cost	5	22
Total lease cost	$1,233	$3,613

Further information related to leases is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,260	$3,478
Right-of-use assets obtained in exchange for lease obligations	$—	$1,110
Weighted average remaining lease term	4.5 years	4.5 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of September 30, 2019 are as follows:

Year (dollars in thousands)	Operating Leases
2019	$1,338
2020	3,760
2021	3,876
2022	3,984
2023	3,486
Thereafter	3,330
Total future minimum lease payments	$19,774
Less: Imputed interest	(4,468)
Operating lease liabilities	$15,306

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for both the three months ended September 30, 2019 and 2018 totaled approximately $2.4 million. Share-based compensation expense recognized for the nine months ended September 30, 2019 and 2018 totaled approximately $7.3 million and $6.0 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 7,413,760 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2019, the total number of shares available for future grants under the 2016 Plan was 1,219,385 shares.
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
For the nine months ended September 30, 2019, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

A summary of stock option activity as of and for the nine months ended September 30, 2019 is presented below:

Stock Options(1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	2,328,154	$4.63
Granted	130,441	4.00
Exercised	(37,500)	3.22
Forfeited	(145,546)	5.20
Outstanding at September 30, 2019	2,275,549	4.58	4.14
Options exercisable at September 30, 2019	2,178,992	$4.59	3.91
(1) All awards presented in the table are for Elevate stock only.
At September 30, 2019, there was approximately $146 thousand of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercised for the nine months ended September 30, 2019 was $46 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the nine months ended September 30, 2019 was $4.77. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2019 is presented below:

RSUs(1)	Shares	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Nonvested at December 31, 2018	3,155,041	$7.91
Granted	2,143,690	4.77
Vested	(1,032,016)	7.88
Forfeited	(347,892)	7.09
Nonvested at September 30, 2019	3,918,823	6.27	8.87
Expected to vest at September 30, 2019	3,024,740	$6.38	8.79
(1) All awards presented in the table are for Elevate stock only.
At September 30, 2019, there was approximately $15.8 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.5 years. During the nine months ended September 30, 2019, the total vest-date fair value of RSUs was approximately $4.7 million. As of September 30, 2019, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $12.7 million.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,379,948 shares authorized and 981,418 reserved for the ESPP. There have been 142,267 shares purchased under the ESPP for the nine months ended September 30, 2019. Within share-based compensation expense for the nine months ended September 30, 2019 and 2018, $531 thousand and $415 thousand, respectively, relates to the ESPP. For the three months ended September 30, 2019 and 2018, $145 thousand and $147 thousand, respectively, within share-based compensation expense relates to the ESPP.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2019 and 2018, there were no significant transfers between levels.

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
For the three and nine months ended September 30, 2019 and 2018

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

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of September 30, 2019 and December 31, 2018 and for the three and six months ended September 30, 2019 and 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value at September 30, 2019	Fair value at December 31, 2018
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$—	$216
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	—	196
				$456,000	$—	$412

Unrealized gains recognized in Accumulated other comprehensive income (loss)	As of September 30, 2019	As of December 31, 2018
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

Gains recognized in Interest expense	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
US Term Note interest rate cap	$—	$358
ESPV Facility interest rate cap	—	322
	$—	$680

Gains recognized in Interest expense	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
US Term Note interest rate cap	$159	$766
ESPV Facility interest rate cap	144	690
	$303	$1,456

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Condensed Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis. The changes in the Derivative liability for the three and nine months ended September 30, 2018 are shown in the following table. The Convertible Term Notes converted to the 4th Tranche Term Note upon maturity at January 30, 2018 and the Derivative liability was settled with no value remaining outstanding at December 31, 2018 and September 30, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance, December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-Operating expense in the Condensed Consolidated Income Statements)	38
Balance, March 31, 2018 (1)	$—
(1) No activity since March 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 10—DERIVATIVES
The Company and ESPV use hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019.
Cash Flow Hedges
The Company and ESPV utilize interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments are designated and accounted for as cash flow hedges, and the Company and ESPV measure the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in Accumulated other comprehensive income (loss) and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affect earnings. See Note 9—Fair Value for additional information on these cash flow hedges. The following tables summarize the activity that was recorded in Accumulated other comprehensive income (loss) in addition to reclassifications from Accumulated other comprehensive income (loss) into earnings related to each of the Company's and ESPV's interest rate caps during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$661	$594
Gross gains recognized in Accumulated other comprehensive income (loss)	—	—	120	108
Gains reclassified to income through Interest expense	—	—	(358)	(322)
Ending unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$423	$380

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income (loss)	$159	$144	$—	$—
Gross gains recognized in Accumulated other comprehensive income (loss)	—	—	1,189	1,070
Gains reclassified to income through Interest expense	(159)	(144)	(766)	(690)
Ending unrealized gains in Accumulated other comprehensive income (loss)	$—	$—	$423	$380

Embedded Derivative
During 2016, the Company identified a bifurcated embedded derivative in its Convertible Term Notes related to its conversion feature in addition to the obligation to pay a redemption premium upon cash redemption of the notes. This derivative matured on January 30, 2018 and is no longer on the balance sheet as of September 30, 2019 and December 31, 2018. See Note 9—Fair Value for additional information about the bifurcated embedded derivative.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 11—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2019 and 2018 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Current income tax expense (benefit):
Federal	$—	$—	$—	$(5)
State	44	117	576	150
Foreign	(1)	—	(1)	115
Total current income tax expense	43	117	575	260

Deferred income tax expense (benefit):
Federal	1,152	(2,572)	7,599	1,348
State	149	(754)	1,819	(72)
Total deferred income tax expense	1,301	(3,326)	9,418	1,276

Total income tax expense	$1,344	$(3,209)	$9,993	$1,536

No material penalties or interest related to taxes were recognized for the three and nine months ended September 30, 2019 and 2018.
The Company’s consolidated effective tax rates for the nine months ended September 30, 2019 and 2018, including discrete items, were 29.5% and 15%, respectively, while the US effective tax rates were 31.3% and 10%, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% for the US primarily due to its permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017 (the "Act"). The Company's US cash effective tax rate was approximately 1.5%.
On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company had completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21% in 2018. During the three and nine months ended September 30, 2018 the Company recorded benefits of $0 and $245 thousand, respectively, to its provisional amounts related to the Act, which had a 2% impact for the nine months ended September 30, 2018.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

US deferred tax assets, net
At September 30, 2019 and December 31, 2018, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next three to five years. The unutilized net operating loss ("NOL") carryforward from US operations at September 30, 2019 and December 31, 2018 was approximately $42.0 million. The NOL carryforward expires beginning in 2034. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income. The Company considered the following positive and negative factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
In 2018, the Company continued to grow its operating income (from $48 million in 2016 to $71 million in 2017 to $95 million in 2018). The US-only pre-tax earnings improved from a US-only pre-tax loss of $4.5 million in 2017 to US-only pre-tax income of $14.1 million in 2018, a 412% improvement from prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by direct marketing and operating expense while improving credit quality in the loan portfolio during the past year.

•
In 2019, the Company is forecasting US taxable income as it continues to grow its business and generate even greater operating income. The primary driver for the increase in taxable income is related to improved credit quality and slower growth in the loan portfolios resulting in a lower loan loss provision. The Company's operating expenses are within targeted efficiency ratios and are expected to be relatively flat. The Company re-negotiated its debt facilities to lower interest rates, which will drive improved profitability from lower interest expense beginning in 2019. Various forecast scenarios have been performed with the results reflecting usage of the majority of the US NOL in 2019. The Company's operating income for the nine months ended September 30, 2019 was $87.4 million, a 27% improvement over the prior year period.

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
UK deferred tax assets, net
At September 30, 2019 and December 31, 2018, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. The Company assesses the UK deferred tax assets on a quarterly basis, and, as a result, there have been no changes as of September 30, 2019. Regardless of the deferred tax valuation allowance recognized at September 30, 2019 and December 31, 2018, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $56.7 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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
As of September 30, 2019 and December 31, 2018, the Company accrued approximately $2.2 million and $0.9 million, respectively, for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Condensed Consolidated Income Statements and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The Company accrued $0.9 million at September 30, 2018. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized. The following table presents a rollforward of the amounts accrued for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$1,591	$—	$925	$—
Accruals	2,422	1,943	6,514	1,943
Payments	(1,930)	(1,005)	(5,424)	(1,005)
Effects of changes in foreign currency rates	113	9	181	9
Ending balance	$2,196	$947	$2,196	$947

On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the Financial Conduct Authority ("FCA") (the "Agreement") to not make any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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
While no Think Finance related litigation has been filed directly against Elevate, and we can provide no assurances that there will not be any future Think Finance related litigation filed against the Company, in October 2019, Elevate entered into tolling agreements with the Think Finance Creditors' Committee and class claimants in regards to any potential future claims against Elevate. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $258.9 million and $250.1 million in available and unfunded credit lines at September 30, 2019 and December 31, 2018, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $8.9 million and $9.3 million in available and unfunded credit lines at September 30, 2019 and December 31, 2018, respectively. The Today Card, which expanded its test launch in November 2018, had approximately $0.7 million and $0.4 million in available and unfunded credit lines as of September 30, 2019 and December 31, 2018, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At September 30, 2019 and December 31, 2018, the Company had $400 thousand and $500 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions as of September 30, 2019 and December 31, 2018. The fair value of these liabilities is immaterial; accordingly, there are no liabilities recorded for these agreements as of September 30, 2019 and December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenues
United States	$164,295	$169,468	$474,736	$487,683
United Kingdom	28,483	32,012	85,306	91,711
Total	$192,778	$201,480	$560,042	$579,394

	September 30, 2019	December 31, 2018
Long-lived assets
United States	$55,357	$41,933
United Kingdom	22,075	17,385
Total	$77,432	$59,318

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 14—RELATED PARTIES
The Company entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0 thousand and $233 thousand for the three months ended September 30, 2019 and 2018, respectively and $0 thousand and $818 thousand for the nine months ended September 30, 2019 and 2018, respectively. Rent and utility expense is included in Occupancy and equipment within the Condensed Consolidated Income Statements.
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and nine months ended September 30, 2019 and 2018 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018
Fees and travel expenses	$90	$126
Stock compensation	727	386
Consulting	50	75
Total board related expenses	$867	$587

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Fees and travel expenses	$510	$410
Stock compensation	1,473	897
Consulting	267	225
Total board related expenses	$2,250	$1,532

During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. For the three months ended September 30, 2019 and 2018, the interest payments on this loan were $21 thousand and $27 thousand, respectively. The interest payments on this loan were $64 thousand and $82 thousand for the nine months ended September 30, 2019 and 2018, respectively.
At September 30, 2019 and December 31, 2018, the Company had approximately $120 thousand and $119 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2019 and 2018

NOTE 15—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
The Company made a $5 million debt paydown against the UK Term Note and a $5 million draw on the EF SPV Facility subsequent to September 30, 2019.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.4 million customers with $7.8 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we make to our Rise and Sunny customers and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to $491 million at September 30, 2019. See “—Liquidity and Capital Resources—Debt facilities.”
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. FinWise Bank initially provides all of the funding and retains a percentage of the balances of all of the loans originated and sells the remaining loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. Elevate is required to consolidate EF SPV as a variable interest entity under GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $150 million.

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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of September 30, 2019. See “—Liquidity and Capital Resources—Debt facilities.”

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

Revenue Growth

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue metrics (dollars in thousands, except as noted)	2019	2018	2019	2018
Revenues	$192,778	$201,480	$560,042	$579,394
Period-over-period revenue	(4)%	17%	(3)%	21%
Ending combined loans receivable – principal(1)	628,719	633,961	628,719	633,961
Average combined loans receivable – principal(1)(2)	625,985	616,362	605,558	596,574
Total combined loans originated – principal	373,596	414,816	1,039,015	1,104,507
Average customer loan balance (in dollars)(3)	1,609	1,579	1,609	1,579
Number of new customer loans	75,058	94,526	196,184	249,807
Ending number of combined loans outstanding	390,863	401,436	390,863	401,436
Customer acquisition costs (in dollars)	184	225	210	257
Effective APR of combined loan portfolio	122%	129%	123%	129%
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
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank) and the 96% participation in FinWise Bank originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheet.

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

The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	135,771	142,561	278,332	92,886	371,218
New customer loans originated	33,108	20,248	53,356	21,702	75,058
Former customer loans originated	19,168	21	19,189	—	19,189
Attrition	(39,796)	(10,183)	(49,979)	(24,623)	(74,602)
Ending number of combined loans outstanding	148,251	152,647	300,898	89,965	390,863
Customer acquisition cost	$215	$188	$205	$133	$184
Average customer loan balance	$2,208	$1,695	$1,948	$473	$1,609

	Three Months Ended September 30, 2018
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	130,897	149,140	280,037	92,555	372,592
New customer loans originated	33,608	34,247	67,855	26,671	94,526
Former customer loans originated	23,434	390	23,824	—	23,824
Attrition	(47,721)	(16,732)	(64,453)	(25,053)	(89,506)
Ending number of combined loans outstanding	140,218	167,045	307,263	94,173	401,436
Customer acquisition cost	$261	$217	$239	$190	$225
Average customer loan balance	$2,135	$1,714	$1,906	$512	$1,579

	Nine Months Ended September 30, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
New customer loans originated	80,650	38,912	119,562	76,622	196,184
Former customer loans originated	55,809	48	55,857	—	55,857
Attrition	(130,966)	(52,710)	(183,676)	(76,106)	(259,782)
Ending number of combined loans outstanding	148,251	152,647	300,898	89,965	390,863
Customer acquisition cost	$251	$230	$244	$156	$210

	Nine Months Ended September 30, 2018
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	83,022	81,432	164,454	85,353	249,807
Former customer loans originated	61,633	606	62,239	—	62,239
Attrition	(145,227)	(55,665)	(200,892)	(71,690)	(272,582)
Ending number of combined loans outstanding	140,218	167,045	307,263	94,173	401,436
Customer acquisition cost	$295	$237	$267	$238	$257
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Recent trends.    Our revenues for the three months ended September 30, 2019 totaled $192.8 million, a decrease of 4% versus the three months ended September 30, 2018. Additionally, a similar trend occurred for the nine months ended September 30, 2019 as revenues totaled $560.0 million, down 3% versus the prior year. This decrease in revenues was primarily driven by a decrease in our effective APR on the combined loans receivable - principal balance as the APR declined to 122% during the three months ended September 30, 2019 from 129% during the comparable prior year period. This decrease in the average APR resulted primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. In addition, we have experienced slower new customer loan growth as we funded 75,058 new customer loans in the third quarter of this year, a decrease of 21% versus the third quarter of 2018. As we disclosed in our 2018 Annual Report on Form 10-K, we have chosen to moderate our new customer growth as we deploy and refine our new credit models during the second and third quarters of 2019.
Our CAC was significantly lower in the third quarter of 2019 as compared to the third quarter of 2018 and was below the lower end of our targeted range of $250 to $300. This decrease was attributable to all three products. The Rise and Elastic CAC decreased due to more efficient marketing spend. The Sunny CAC also decreased for the three months ended September 30, 2019 from $190 to $133 due to more efficient marketing spend coupled with diminished competition in the UK market. We believe our CAC in future quarters will remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and benefit from continued less competition in the UK market.

Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands)	2019	2018	2019	2018
Net charge-offs(1)	$86,995	$100,345	$270,589	$294,143
Additional provision for loan losses(1)	14,052	13,551	(4,086)	493
Provision for loan losses	$101,047	$113,896	$266,503	$294,636
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	11%	11%	11%	11%
Net charge-offs as a percentage of revenues(1)	45%	50%	48%	51%
Total provision for loan losses as a percentage of revenues	52%	57%	48%	51%
Combined loan loss reserve(3)	$91,639	$93,932	$91,639	$93,932
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	14%	14%	14%
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

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	13%	11%	11%	N/A
2018	13%	12%	13%	14%
2017	15%	14%	12%	13%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.

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

Recent trends.    Total loan loss provision for the three and nine months ended September 30, 2019 was 52% and 48% of revenues, respectively, which was within our targeted range of 45% to 55%, and lower than the 57% and 51% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, net charge-offs as a percentage of revenues totaled 45% and 48%, respectively, compared to 50% and 51% in the respective prior year periods. We expect total loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting models and processes.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14% as of both September 30, 2019 and September 30, 2018, respectively, reflecting improvements in our credit quality in each product portfolio with a corresponding shift toward Rise in the composition of the combined loan loss reserve. Past due loan balances at September 30, 2019 were 11% of total combined loans receivable - principal, consistent with 11% from a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through September 30, 2019 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range. In the beginning of 2019, we implemented new fraud tools that have helped lower fraud losses. Additionally, we rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third quarter of 2019. The preliminary data on the 2019 vintage is that it is performing better than both 2017 and 2018 vintages.

Cumulative loss rates by loan vintage[1]
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2014
2013
2016
2015
2017
2018
YTD Sept 2018
YTD Sept 2019
2013 2014 2015 2016 2017 2018 YTD Sept 2019 YTD Sept 2018

(1) The 2019 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2019	2018	2019	2018

Revenues	$192,778	$201,480	$560,042	$579,394
Net charge-offs(1)	(86,995)	(100,345)	(270,589)	(294,143)
Additional provision for loan losses(1)	(14,052)	(13,551)	4,086	(493)
Direct marketing costs	(13,821)	(21,280)	(41,169)	(64,155)
Other cost of sales	(7,459)	(7,997)	(21,081)	(20,892)
Gross profit	70,451	58,307	231,289	199,711
Operating expenses	(48,118)	(45,615)	(143,914)	(130,674)
Operating income	$22,333	$12,692	$87,375	$69,037
As a percentage of revenues:
Net charge-offs	45%	50%	49%	51%
Additional provision for loan losses	7	7	(1)	—
Direct marketing costs	7	11	7	11
Other cost of sales	4	4	4	4
Gross margin	37	29	41	34
Operating expenses	25	23	26	23
Operating margin	12%	6%	16%	12%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
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
Recent operating margin trends.    For the three months ended September 30, 2019, our operating margin was 12%, which was an increase from 6% in the prior year period. For the nine months ended September 30, 2019, our operating margin was 16%, which was also an improvement from 12% in the prior year period. These increases were largely due to a higher gross margin driven by lower direct marketing costs and an overall lower loan loss provision due to improved credit quality in the loan portfolio.
Direct marketing costs for the three and nine months ended September 30, 2019 decreased to 7% from 11% in the respective prior year periods. This decrease is due to the measured new customer growth we targeted as we focused on deploying our new credit models during the second quarter of 2019 and refining our credit models during the third quarter of 2019. The lower marketing spend, coupled with improved marketing efficiencies, resulted in a CAC of $184 and $210 for the three and nine months ended September 30, 2019, respectively, which is below the low end of our targeted range of $250 to $300 and lower than the CAC of $225 and $257 for the respective periods in 2018. We expect CAC to continue to be lower than our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund the loan portfolios;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Gains and losses from fair value adjustments or dispositions included in non-operating losses; and

•	Income taxes.
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

•
Adjusted EBITDA does not reflect interest associated with notes payable used for funding the loan portfolios, for other corporate purposes or tax payments that may represent a reduction in cash available to us.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377
Adjustments:
Net interest expense	14,660	19,810	51,826	58,286
Share-based compensation	2,361	2,358	7,272	6,005
Foreign currency transaction loss	870	325	967	800
Depreciation and amortization	4,350	3,490	12,940	9,167
Non-operating loss	695	—	695	38
Income tax expense (benefit)	1,344	(3,209)	9,993	1,536
Adjusted EBITDA	$29,044	$18,540	$107,587	$84,209

Adjusted EBITDA margin	15%	9%	19%	15%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities(1)	$269,105	$257,150
Adjustments:
Net charge-offs – combined principal loans	(209,571)	(229,487)
Capital expenditures	(20,712)	(21,437)
FCF	$38,822	$6,226
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Net charge-offs	$86,995	$100,345	$270,589	$294,143
Additional provision for loan losses	14,052	13,551	(4,086)	493
Provision for loan losses	$101,047	$113,896	$266,503	$294,636
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
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. Prior to August 1, 2019, Finwise Bank retained 5% of the balances of all originated loans and sold a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. We do not own EF SPV, but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2018		2019
(Dollars in thousands)	September 30	December 31	March 31	June 30	September 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$525,717	$543,405	$491,208	$523,785	$543,565
Loans receivable – principal, past due, company owned	69,934	68,251	55,286	55,711	65,824
Loans receivable – principal, total, company owned	595,651	611,656	546,494	579,496	609,389
Loans receivable – finance charges, company owned	36,747	41,646	32,491	31,805	35,702
Loans receivable – company owned	632,398	653,302	578,985	611,301	645,091
Allowance for loan losses on loans receivable, company owned	(89,422)	(91,608)	(76,457)	(75,896)	(89,667)
Loans receivable, net, company owned	$542,976	$561,694	$502,528	$535,405	$555,424
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$36,649	$35,529	$27,941	$21,099	$18,633
Loans receivable – principal, past due, guaranteed by company	1,661	1,353	696	596	697
Loans receivable – principal, total, guaranteed by company(1)	38,310	36,882	28,637	21,695	19,330
Loans receivable – finance charges, guaranteed by company(2)	3,103	2,944	2,164	1,676	1,553
Loans receivable – guaranteed by company	41,413	39,826	30,801	23,371	20,883
Liability for losses on loans receivable, guaranteed by company	(4,510)	(4,444)	(3,242)	(1,983)	(1,972)
Loans receivable, net, guaranteed by company(2)	$36,903	$35,382	$27,559	$21,388	$18,911
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$562,366	$578,934	$519,149	$544,884	$562,198
Combined loans receivable – principal, past due	71,595	69,604	55,982	56,307	66,521
Combined loans receivable – principal	633,961	648,538	575,131	601,191	628,719
Combined loans receivable – finance charges	39,850	44,590	34,655	33,481	37,255
Combined loans receivable	$673,811	$693,128	$609,786	$634,672	$665,974
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(89,422)	$(91,608)	$(76,457)	$(75,896)	$(89,667)
Liability for losses on loans receivable, guaranteed by company	(4,510)	(4,444)	(3,242)	(1,983)	(1,972)
Combined loan loss reserve	$(93,932)	$(96,052)	$(79,699)	$(77,879)	$(91,639)
Combined loans receivable – principal, past due(3)	$71,595	$69,604	$55,982	$56,307	$66,521
Combined loans receivable – principal(3)	$633,961	$648,538	$575,131	$601,191	$628,719
Percentage past due(1)	11%	11%	10%	9%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	14%	13%	12%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	14%	14%	13%	12%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees (inclusive of finance charges attributable to the participation in Rise installment loans originated by FinWise Bank), finance charges on Sunny installment loans, cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO and Elastic products. See “—Overview” above for further information on the structure of Elastic. Finance charge and fee revenues related to the test launch of the Today Card credit card product were immaterial.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the nine months ended September 30, 2019 and 2018, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
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

INCOME STATEMENT
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed consolidated income statements data (dollars in thousands)	2019	2018	2019	2018

Revenues	$192,778	$201,480	$560,042	$579,394
Cost of sales:
Provision for loan losses	101,047	113,896	266,503	294,636
Direct marketing costs	13,821	21,280	41,169	64,155
Other cost of sales	7,459	7,997	21,081	20,892
Total cost of sales	122,327	143,173	328,753	379,683
Gross profit	70,451	58,307	231,289	199,711
Operating expenses:
Compensation and benefits	26,953	24,380	78,301	70,187
Professional services	8,715	9,789	27,274	26,475
Selling and marketing	1,794	2,170	5,845	7,525
Occupancy and equipment	5,054	4,553	15,285	13,302
Depreciation and amortization	4,350	3,490	12,940	9,167
Other	1,252	1,233	4,269	4,018
Total operating expenses	48,118	45,615	143,914	130,674
Operating income	22,333	12,692	87,375	69,037
Other expense:
Net interest expense	(14,660)	(19,810)	(51,826)	(58,286)
Foreign currency transaction loss	(870)	(325)	(967)	(800)
Non-operating loss	(695)	—	(695)	(38)
Total other expense	(16,225)	(20,135)	(53,488)	(59,124)
Income (loss) before taxes	6,108	(7,443)	33,887	9,913
Income tax expense (benefit)	1,344	(3,209)	9,993	1,536
Net income (loss)	$4,764	$(4,234)	$23,894	$8,377

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2019	2018	2019	2018

Cost of sales:
Provision for loan losses	52%	57%	48%	51%
Direct marketing costs	7	11	7	11
Other cost of sales	4	4	4	4
Total cost of sales	63	71	59	66
Gross profit	37	29	41	34
Operating expenses:
Compensation and benefits	14	12	14	12
Professional services	5	5	5	5
Selling and marketing	1	1	1	1
Occupancy and equipment	3	2	3	2
Depreciation and amortization	2	2	2	2
Other	1	1	1	1
Total operating expenses	25	23	26	23
Operating income	12	6	16	12
Other expense:
Net interest expense	(8)	(10)	(9)	(10)
Foreign currency transaction loss	—	—	—	—
Non-operating loss	—	—	—	—
Total other expense	(8)	(10)	(10)	(10)
Income (loss) before taxes	3	(4)	6	2
Income tax expense (benefit)	1	(2)	2	1
Net income (loss)	2%	(2)%	4%	1%

Comparison of the three months ended September 30, 2019 and 2018
Revenues

	Three Months Ended September 30,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$192,034	100%	$200,416	99%	$(8,382)	(4)%
Other	744	—	1,064	1	(320)	(30)
Revenues	$192,778	100%	$201,480	100%	$(8,702)	(4)%
Revenues decreased by $8.7 million, or 4%, from $201.5 million for the three months ended September 30, 2018 to $192.8 million for the three months ended September 30, 2019. This decrease in revenues was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$320,104	$256,470	$576,574	$49,411	$625,985
Effective APR	126%	96%	113%	228%	122%
Finance charges	$101,402	$62,174	$163,576	$28,458	$192,034
Other	295	424	719	25	744
Total revenue	$101,697	$62,598	$164,295	$28,483	$192,778

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$293,312	$270,701	$564,013	$52,349	$616,362
Effective APR	139%	96%	119%	242%	129%
Finance charges	$102,787	$65,676	$168,463	$31,953	$200,416
Other	405	600	1,005	59	1,064
Total revenue	$103,192	$66,276	$169,468	$32,012	$201,480

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

Our average APR dropped from 129% in the third quarter of 2018 to 122% for the third quarter of 2019. The reduction in APR for the three months ended September 30, 2019 as compared to the prior year period resulted in a $10.9 million reduction in finance charges primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. This decrease was partially offset by a $3.0 million increase in finance charges that resulted from a $9.6 million increase in the average combined loans receivable - principal during the three months ended September 30, 2019 compared to the same prior year period.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$101,047	52%	$113,896	57%	$(12,849)	(11)%
Direct marketing costs	13,821	7	21,280	11	(7,459)	(35)
Other cost of sales	7,459	4	7,997	4	(538)	(7)
Total cost of sales	$122,327	63%	$143,173	71%	$(20,846)	(15)%
Provision for loan losses.    Provision for loan losses decreased by $12.8 million, or 11%, from $113.9 million for the three months ended September 30, 2018 to $101.0 million for the three months ended September 30, 2019 primarily due to a $13.4 million decrease in net charge-offs resulting from the improved credit quality partially offset by a minimal increase of $0.5 million in the additional provision for loan losses.
The tables below break out these changes by loan product:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$41,393	$26,479	$67,872	$10,007	$77,879
Net charge-offs	(49,179)	(27,886)	(77,065)	(9,930)	(86,995)
Provision for loan losses	58,290	33,412	91,702	9,345	101,047
Effect of foreign currency	—	—	—	(292)	(292)
Ending balance	$50,504	$32,005	$82,509	$9,130	$91,639
Combined loans receivable(2)(3)	$349,264	$270,108	$619,372	$46,602	$665,974
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	12%	13%	20%	14%
Net charge-offs as a percentage of revenues	48%	45%	47%	35%	45%
Provision for loan losses as a percentage of revenues	57%	53%	56%	33%	52%

	Three Months Ended September 30, 2018
(Dollars in thousands)	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$40,796	$29,394	$70,190	$10,341	$80,531
Net charge-offs	(53,990)	(33,103)	(87,093)	(13,252)	(100,345)
Provision for loan losses	61,716	38,243	99,959	13,937	113,896
Effect of foreign currency	—	—	—	(150)	(150)
Ending balance	$48,522	$34,534	$83,056	$10,876	$93,932
Combined loans receivable(2)(3)	$322,266	$298,564	$620,830	$52,981	$673,811
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	13%	21%	14%
Net charge-offs as a percentage of revenues	52%	50%	51%	41%	50%
Provision for loan losses as a percentage of revenues	60%	58%	59%	44%	57%

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
Net charge-offs decreased $13.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the improved credit quality in all three products. Net charge-offs as a percentage of revenues for the three months ended September 30, 2019 was 45%, a decrease from 50% for the comparable period in 2018. Loan loss provision for the three months ended September 30, 2019 totaled 52% of revenues, lower than 57% for the three months ended September 30, 2018.
Direct marketing costs.    Direct marketing costs decreased by $7.5 million, or 35%, from $21.3 million for the three months ended September 30, 2018 to $13.8 million for the three months ended September 30, 2019. The decrease is due to the measured growth we targeted as we focused on refining our new credit models during the third quarter of 2019. For the three months ended September 30, 2019, the number of new customers acquired decreased to 75,058 compared to 94,526 during the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, our CAC was $184 and $225, respectively. We expect CAC to continue to be lower than our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales decreased by $0.5 million, or 7%, from $8.0 million for the three months ended September 30, 2018 to $7.5 million for the three months ended September 30, 2019 due to decreased data verification costs, partially offset by increased affordability claim settlement expenses related to the Sunny product.

Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$26,953	14%	$24,380	12%	$2,573	11%
Professional services	8,715	5	9,789	5	(1,074)	(11)
Selling and marketing	1,794	1	2,170	1	(376)	(17)
Occupancy and equipment	5,054	3	4,553	2	501	11
Depreciation and amortization	4,350	2	3,490	2	860	25
Other	1,252	1	1,233	1	19	2
Total operating expenses	$48,118	25%	$45,615	23%	$2,503	5%
Compensation and benefits.    Compensation and benefits increased by $2.6 million, or 11%, from $24.4 million for the three months ended September 30, 2018 to $27.0 million for the three months ended September 30, 2019 primarily due to an increase in the number of employees and amounts recognized under the CEO resignation agreement.
Professional services.     Professional services decreased by $1.1 million, or 11%, from $9.8 million for the three months ended September 30, 2018 to $8.7 million for the three months ended September 30, 2019 primarily due to decreased contractor expenses and decreased legal expenses related to various regulatory matters offset by an increase in outsourced servicing expense.
Selling and marketing.    Selling and marketing decreased by $0.4 million, or 17%, from $2.2 million for the three months ended September 30, 2018 to $1.8 million for the three months ended September 30, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.5 million, or 11%, from $4.6 million for the three months ended September 30, 2018 to $5.1 million for the three months ended September 30, 2019 primarily due to increased web hosting and data center costs as well as increased rent expense needed to support an increased number of employees.
Depreciation and amortization.     Depreciation and amortization increased by $0.9 million, or 25%, from $3.5 million for the three months ended September 30, 2018 to $4.4 million for the three months ended September 30, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

  Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$14,660	8%	$19,810	10%	$(5,150)	(26)%

Net interest expense decreased 26% during the three months ended September 30, 2019 as compared to the prior year period. We had an average balance of $538.1 million in notes payable outstanding under our debt facilities in the third quarter of 2018, which increased to $543.5 million for the third quarter of 2019, resulting in additional interest expense of approximately $0.2 million. Our average effective interest rate on our notes payable outstanding has decreased from 14.6% for the three months ended September 30, 2018 to 10.7% for the three months ended September 30, 2019, resulting in a decrease in interest expense of approximately $5.3 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$238,847	$313,610
Net interest expense	6,581	11,235
Effective cost of funds	10.9%	14.2%

EF SPV Facility
Average facility balance during the period	$81,717	N/A
Net interest expense	2,113	N/A
Effective cost of funds	10.3%	N/A

ESPV Facility
Average facility balance during the period	$222,957	$224,456
Net interest expense	5,966	8,575
Effective cost of funds	10.6%	15.2%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.3%. As a result, we expect interest expense in the fourth quarter of 2019 to continue to be lower than the prior year comparable periods. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Foreign currency transaction loss
During the three months ended September 30, 2019, we realized a $0.9 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the three months ended September 30, 2018 was $0.3 million.
Non-operating loss
During the three months ended September 30, 2019, we recognized $0.7 million in non-operating losses related to the write-off of an internally developed software project.

Income tax expense (benefit)

	Three Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$1,344	1%	$(3,209)	(2)%	$4,553	(142)%

Our income tax expense increased $4.6 million, from a benefit of $(3.2) million for the three months ended September 30, 2018 to $1.3 million in expense for the three months ended September 30, 2019. Our consolidated effective tax rates for the three months ended September 30, 2019 and 2018 were 22% and 43%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017 (the "Act"). In 2018, we recognized additional tax benefits related to research and development tax credits for tax years prior to 2018. The Company's US cash effective tax rate was approximately 1.5% for the third quarter of 2019. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the three months ended September 30, 2019 and 2018.
Net income (loss)

	Three Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$4,764	2%	$(4,234)	(2)%	$8,998	(213)%
Our net income increased $9.0 million, or 213%, from a net loss of $(4.2) million for the three months ended September 30, 2018 to $4.8 million in net income for the three months ended September 30, 2019 due to improved gross profit and lower interest expense offset by higher income tax expense.

Comparison of the nine months ended September 30, 2019 and 2018
Revenues

	Nine Months Ended September 30,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$558,054	100%	$576,068	99%	$(18,014)	(3)%
Other	1,988	—	3,326	1	(1,338)	(40)
Revenues	$560,042	100%	$579,394	100%	$(19,352)	(3)%
Revenues decreased by $19.4 million, or 3%, from $579.4 million for the nine months ended September 30, 2018 to $560.0 million for the nine months ended September 30, 2019. This decrease in revenues was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$299,443	$255,482	$554,925	$50,633	$605,558
Effective APR	128%	97%	114%	225%	123%
Finance charges	$286,671	$186,224	$472,895	$85,159	$558,054
Other	1,033	808	1,841	147	1,988
Total revenue	$287,704	$187,032	$474,736	$85,306	$560,042

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Rise (US)(1)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$290,828	$253,648	$544,476	$52,098	$596,574
Effective APR	138%	97%	119%	235%	129%
Finance charges	$300,711	$183,877	$484,588	$91,480	$576,068
Other	1,670	1,425	3,095	231	3,326
Total revenue	$302,381	$185,302	$487,683	$91,711	$579,394

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

Our average APR dropped from 129% in the first nine months of 2018 to 123% for the first nine months of 2019. The reduction in APR for the nine months ended September 30, 2019 as compared to the prior year period resulted in a $26.8 million reduction in finance charges primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%; which is lower than our typical state-licensed Rise customer but with a better credit profile. This decrease was partially offset by a $8.3 million increase in finance charges that resulted from a $9.0 million increase in the average combined loans receivable - principal during the nine months ended September 30, 2019 compared to the same prior year period.

Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$266,503	48%	$294,636	51%	$(28,133)	(10)%
Direct marketing costs	41,169	7	64,155	11	(22,986)	(36)
Other cost of sales	21,081	4	20,892	4	189	1
Total cost of sales	$328,753	59%	$379,683	66%	$(50,930)	(13)%
Provision for loan losses.    Provision for loan losses decreased by $28.1 million, or 10%, from $294.6 million for the nine months ended September 30, 2018 to $266.5 million for the nine months ended September 30, 2019 due to a $23.6 million decrease in net charge-offs and a decrease of $4.6 million in the additional provision for loan losses resulting from improved credit quality.
The tables below break out these changes by loan product:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647	$9,405	$96,052
Net charge-offs	(147,189)	(92,287)	(239,476)	(31,113)	(270,589)
Provision for loan losses	147,096	88,242	235,338	31,165	266,503
Effect of foreign currency	—	—	—	(327)	(327)
Ending balance	$50,504	$32,005	$82,509	$9,130	$91,639
Combined loans receivable(2)(3)	$349,264	$270,108	$619,372	$46,602	$665,974
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	12%	13%	20%	14%
Net charge-offs as a percentage of revenues	51%	49%	50%	36%	48%
Provision for loan losses as a percentage of revenues	51%	47%	50%	37%	48%

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(166,931)	(91,278)	(258,209)	(35,934)	(294,143)
Provision for loan losses	159,586	96,942	256,528	38,108	294,636
Effect of foreign currency	—	—	—	(350)	(350)
Ending balance	$48,522	$34,534	$83,056	$10,876	$93,932
Combined loans receivable(2)(3)	$322,266	$298,564	$620,830	$52,981	$673,811
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	13%	21%	14%
Net charge-offs as a percentage of revenues	55%	49%	53%	39%	51%
Provision for loan losses as a percentage of revenues	53%	52%	53%	42%	51%

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
Net charge-offs decreased $23.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to the improved credit quality, with the primary decrease attributed to the Rise product. Net charge-offs as a percentage of revenues for the nine months ended September 30, 2019 was 48%, a decrease from 51% for the comparable period in 2018. Loan loss provision for the nine months ended September 30, 2019 totaled 48% of revenues, lower than 51% for the nine months ended September 30, 2018.
Direct marketing costs.    Direct marketing costs decreased by $23.0 million, or 36%, from $64.2 million for the nine months ended September 30, 2018 to $41.2 million for the nine months ended September 30, 2019. The decrease is due to the measured growth we targeted in the first nine months of 2019 as we focused on deploying our new credit models. For the nine months ended September 30, 2019, the number of new customers acquired decreased to 196,184 compared to 249,807 during the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, our CAC was $210 and $257, respectively. We expect CAC to continue to be lower than our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels, specifically in the Rise portfolio originated by FinWise Bank, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales increased by $0.2 million, or 1%, from $20.9 million for the nine months ended September 30, 2018 to $21.1 million for the nine months ended September 30, 2019 due to increased affordability claim settlement expenses primarily related to the Sunny product partially offset by decreased data verification costs incurred from the lower new customer loan volume across all products.

Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$78,301	14%	$70,187	12%	$8,114	12%
Professional services	27,274	5	26,475	5	799	3
Selling and marketing	5,845	1	7,525	1	(1,680)	(22)
Occupancy and equipment	15,285	3	13,302	2	1,983	15
Depreciation and amortization	12,940	2	9,167	2	3,773	41
Other	4,269	1	4,018	1	251	6
Total operating expenses	$143,914	26%	$130,674	23%	$13,240	10%
Compensation and benefits.    Compensation and benefits increased by $8.1 million, or 12%, from $70.2 million for the nine months ended September 30, 2018 to $78.3 million for the nine months ended September 30, 2019 primarily due to an increase in the number of employees and amounts recognized under the CEO resignation agreement.
Professional services.     Professional services increased by $0.8 million, or 3%, from $26.5 million for the nine months ended September 30, 2018 to $27.3 million for the nine months ended September 30, 2019 primarily due to increased legal expenses related to various regulatory matters and outsourced servicing expense, partially offset by decreased consulting expenses.
Selling and marketing.    Selling and marketing decreased by $1.7 million, or 22%, from $7.5 million for the nine months ended September 30, 2018 to $5.8 million for the nine months ended September 30, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $2.0 million, or 15%, from $13.3 million for the nine months ended September 30, 2018 to $15.3 million for the nine months ended September 30, 2019 primarily due to increased web hosting expense, increased licenses, and increased rent expense needed to support a greater number of employees.
Depreciation and amortization.     Depreciation and amortization increased by $3.8 million, or 41%, from $9.2 million for the three months ended September 30, 2018 to $12.9 million for the three months ended September 30, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

  Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$51,826	9%	$58,286	10%	$(6,460)	(11)%

Net interest expense decreased $6.5 million, or 11%, during the nine months ended September 30, 2019 as compared to the prior year period. For the first nine months of 2018, we had an average balance of $527.8 million in notes payable outstanding under our debt facilities, which increased to $548.2 million for the first nine months of 2019, resulting in additional interest expense of approximately $1.9 million. Our average effective interest rate on our notes payable outstanding has decreased from 14.8% for the nine months ended September 30, 2018 to 12.6% for the nine months ended September 30, 2019, resulting in a decrease in interest expense of approximately $8.4 million. In addition, we incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in interest expense within the VPC Facility.
The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$258,391	$309,199
Net interest expense	22,979	33,553
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	(850)	—
Net interest expense, as adjusted	$22,129	$33,553
Effective cost of funds	11.9%	14.5%
Effective cost of funds, as adjusted	11.5%	14.5%

EF SPV Facility
Average facility balance during the period	$62,436	N/A
Net interest expense	4,926	N/A
Effective cost of funds	10.6%	N/A

ESPV Facility
Average facility balance during the period	$227,395	$218,557
Net interest expense	23,920	24,733
Effective cost of funds	14.1%	15.1%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.3%. As a result, we expect interest expense in the fourth quarter of 2019 to continue to be lower than the prior year comparable periods. See "—Liquidity and Capital Resources-Debt facilities" for more information.
Foreign currency transaction loss
During the nine months ended September 30, 2019, we realized a $1.0 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the nine months ended September 30, 2018 was $0.8 million.

Non-operating loss
During the nine months ended September 30, 2018, we recognized a minimal non-operating loss related to the change in fair value on the embedded derivative in the Convertible Term Notes. During the nine months ended September 30, 2019, we recognized $0.7 million in non-operating losses related to the write-off of an internally developed software project.

Income tax expense

	Nine Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$9,993	2%	$1,536	1%	$8,457	551%
Our income tax expense increased $8.5 million, or 551%, from $1.5 million in expense for the nine months ended September 30, 2018 to $10.0 million in expense for the nine months ended September 30, 2019. Our consolidated effective tax rates for the nine months ended September 30, 2019 and 2018 were 29.5% and 15.5%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the GILTI provision of the Act. For the nine months ended September 30, 2018, we recognized additional tax benefits associated with research and development tax credits for tax years prior to 2018. The Company's US cash effective tax rate was approximately 1.5% for the first nine months of 2019. Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018.
Net income

	Nine Months Ended September 30,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$23,894	4%	$8,377	1%	$15,517	185%
Our net income increased $15.5 million, or 185%, from $8.4 million for the nine months ended September 30, 2018 to $23.9 million for the nine months ended September 30, 2019 due to improved gross profit and lower interest expense offset by increased operating expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. The share repurchase program provides that up to a maximum aggregate amount of $5 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. During the nine months ended September 30, 2019, 91,370 shares were repurchased at a total cost of $434 thousand, inclusive of any transactional fees or commissions.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of September 30, 2019:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $123 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at September 30, 2019 and December 31, 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

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
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2019.
EF SPV Facility
EF SPV Term Note
EF SPV receives its funding from VPC in the EF SPV Facility which was finalized on February 1, 2019. Prior to the execution of the agreement with VPC, EF SPV was a borrower on the US Term Note under the VPC Facility. The EF SPV Term Note has a $150 million commitment amount. The interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the $87 million outstanding balance at September 30, 2019 was 2.59% and the overall interest rate was 10.09%. The EF SPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled prior to the maturity date of January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2019.
ESPV Facility

ESPV Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015 and amended effective February 1, 2019. The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 10.22% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date is 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at September 30, 2019 was 2.72% and the overall interest rate was 10.22%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million then outstanding. The interest rate cap matured on February 1, 2019. There are no principal payments due or scheduled until the credit facility maturity date of January 1, 2024. The ESPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2019.
Outstanding Notes Payable
The outstanding balances of notes payable as of September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
US Term Note bearing interest at the base rate + 7.5% (2019) and 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) + 14% (2018)	38,770	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	87,000	—
ESPV Term Note bearing interest at the base rate + 7.5% (2019) and + 12-13.5% (2018)	226,000	239,000
Total	$551,820	$563,246

The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•
EF SPV Term note - $43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $10 million, $17 million and $17 million in the first, second and third quarters of 2019, respectively; and

•	ESPV Term Note - Pay-down of $18 million in the first quarter of 2019 under the revolver component of the facility and an additional draw of $5 million in the third quarter of 2019.
The following table presents the future debt maturities as of September 30, 2019:

Year (dollars in thousands)	September 30, 2019
Remainder of 2019	$—
2020	—
2021	18,050
2022	—
2023	—
Thereafter	533,770
Total	$551,820

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(Dollars in thousands)	2019	2018

Cash and cash equivalents	$77,337	$54,794
Restricted cash	2,290	1,593
Loans receivable, net	555,424	542,976
Cash provided by (used in):
Operating activities	269,105	257,150
Investing activities	(234,250)	(277,091)
Financing activities	(15,611)	33,719
Our cash and cash equivalents at September 30, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $269.1 million in cash from our operating activities for the nine months ended September 30, 2019, primarily from revenues derived from our loan portfolio. This was up $12.0 million from the $257.2 million of cash provided by operating activities during the nine months ended September 30, 2018. This increase was the result of the expansion of our gross profit, which contributed to the $15.5 million increase in our net income for the nine months ended September 30, 2019 compared to the same prior year period.

Net cash used in investing activities
For the nine months ended September 30, 2019 and 2018, cash used in investing activities was $234.3 million and $277.1 million, respectively. The decrease was primarily due to a decrease in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

Cash used in investing activities
Net loans issued to consumers, less repayments	$(209,008)	$(250,914)
Participation premium paid	(4,530)	(4,740)
Purchases of property and equipment	(20,712)	(21,437)
	$(234,250)	$(277,091)

Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the nine months ended September 30, 2019 and 2018, cash provided by (used in) financing activities was $(15.6) million and $33.7 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$49,000	$35,932
Payments on Notes payable	(60,000)	—
Debt issuance costs paid	(2,597)	(25)
Debt prepayment costs paid	(850)	—
Cash paid for interest rate caps	—	(1,367)
Settlement of derivative liability	—	(2,010)
Common stock repurchased	(434)	—
Proceeds from issuance of stock, net	619	1,405
Taxes paid related to net share settlement	(1,349)	(216)
	$(15,611)	$33,719
The decrease in cash provided by financing activities for the nine months ended September 30, 2019 versus the comparable period of 2018 was primarily due to payments made on notes payable made during 2019.
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

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018

Net cash provided by operating activities	$269,105	$257,150
Adjustments:
Net charge-offs – combined principal loans	(209,571)	(229,487)
Capital expenditures	(20,712)	(21,437)
FCF	$38,822	$6,226
Our FCF was $38.8 million for the first nine months of 2019 compared to $6.2 million for the comparable prior year period. The increase in our FCF was the result of the increase in cash provided by operations and a decrease in net charge-offs - combined principal loans during the first nine months of 2019.

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

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2018, with the exception of the amendments of our debt facilities discussed previously. See “—Liquidity and Capital Resources.”
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
RECENT REGULATORY DEVELOPMENTS
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued during the first half of 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of September 30, 2019, we accrued approximately $2.2 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. Our UK business provided the requested information to the FCA. The FCA recently reported back to us and asked our UK business to tighten certain aspects of its income verification and expenditure processes. We are working with the FCA to ensure the changes we make address all matters raised by the FCA.
On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the Financial Conduct Authority ("FCA") (the "Agreement") to not make any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.

On May 7, 2019, the Consumer Financial Protection Bureau (the "CFPB") proposed amendments to Regulation F, which implements the FDCPA. The Bureau's proposal would, among other things, address communications in connection with debt collection; interpret and apply prohibitions on harassment or abuse, false or misleading representations, and unfair practices in debt collection; and clarify requirements for certain consumer-facing debt collection disclosures. The public comment period on the proposed amendments closed on September 18, 2019. Once a final rule is promulgated, we will take the necessary steps to ensure that the third-party debt collectors we work with are compliant with the final rule.On October 10, 2019, AB 539 was signed by the Governor and chaptered by the California Secretary of State. The new law imposes an interest rate cap on all consumer loans made by Consumer Finance Lenders licensees between $2,500 and $10,000 of 36% plus the Federal Funds Rate. Effective January 1, 2020, RISE will no longer make state licensed loans under the California Consumer Finance Lenders Law.
California Attorney General Xavier Becerra has issued draft regulations to guide covered businesses' implementation of the California Consumer Privacy Act ("CCPA") which becomes operative on January 1, 2020. The CCPA imposes obligations on the handling of consumers' personal information by businesses, including required disclosures to consumers; consumer access, deletion, and opt-out rights; and an individual private right of action relating to a failure to maintain reasonable security procedures and practices leading to a security breach, as defined by the CCPA. The CCPA applies to Elevate with respect to information that is not collected for GLBA purposes (i.e., not in the context of the provision of financial services primarily used for personal, family, or household purposes) and is not related to personal information subject to California's Financial Information Privacy Act and personal consumer report information under the Fair Credit Reporting Act. While it is too early to know its full impact, implementation of the CCPA and its related requirements could increase costs or otherwise adversely affect our business in the California market.
Another California bill, AB 1202, was signed into law on October 11, 2019 with an effective date of January 1, 2020. This new law requires data brokers that collect and sell personal consumer information of persons with whom they do not have a direct relationship and who are not exempted under the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act to register with the California Attorney General's office. We are evaluating our third-party vendor contracts to ensure those vendors we work with in California are compliant with this new law.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We perform an impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if we determine that an event has occurred or circumstances changed in a way that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such a determination may be based on our consideration of macro-economic and other factors and trends, such as current and projected financial performance, interest rates and access to capital.
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
We have no recorded liabilities for US uncertain tax positions at September 30, 2019 and December 31, 2018. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010 to 2018 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at September 30, 2019.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The purpose of ASU 2018-02 is to allow an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) into Retained earnings. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted all amendments of ASU 2018-02 on a prospective basis as of January 1, 2018 and elected to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act from Accumulated other comprehensive income (loss) to Accumulated deficit. The amount of the reclassification for the nine months ended September 30, 2018 was $920.0 thousand.

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
In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections ("ASU 2019-07"). The purpose of ASU 2019-07 is to amend various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Among other revisions, the amendments reduce duplication and clarify the inclusion of comprehensive income. The Company has adopted all of the amendments of ASU 2019-07 as of July 2019 with no impact to the Company's condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In August 2019, the FASB issued a draft proposed ASU for comment that would grant certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. The proposed standard was approved on October 18, 2019 (with the final ASU to be issued in November 2019) and SRCs are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022 or the Company no longer qualifies as an SRC. Under the current SEC definitions, the Company expects to meet the definition of an SRC as of the proposed ASU's issuance date and is considering the adoption of the deferral period for ASU 2016-13.
Management has continued its implementation efforts, and would be ready to adopt ASU 2016-13 as of January 1, 2020 if it elects not to defer adoption of the standard. As of September 30, 2019, the Company has built, reviewed, and back-tested the inputs and models used in calculating the reserve under ASU 2016-13. In the fourth quarter, management plans to continue to refine and run the models in parallel with the existing reserve methodology. If the Company adopts ASU 2016-13 on January 1, 2020, the Company would expect an overall increase to its reserves approximately equal to its cumulative loss rates.

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
Interest rate sensitivity
Our cash and cash equivalents as of September 30, 2019 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at September 30, 2019 was $238.8 million and the balance at December 31, 2018 was $324.2 million. The outstanding balance of our EF SPV Facility was $87.0 million at September 30, 2019 and there was no balance at December 31, 2018. The outstanding balance of our ESPV Facility was $226 million and $239.0 million at September 30, 2019 and December 31, 2018, respectively. Based on the average outstanding indebtedness through the nine months ended September 30, 2019, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.8 million for the period as almost all of our existing debt outstanding has a fixed interest rate through maturity.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction losses of approximately $1.0 million and $0.8 million during the nine months ended September 30, 2019 and 2018, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At September 30, 2019, our GBP-denominated net assets were approximately $63.5 million (which excludes the $26.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $6.4 million. During the nine months ended September 30, 2019, the GBP-denominated pre-tax income was approximately $1.9 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $110 thousand.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 and as set forth below.

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
Both state and federal governments in the US and regulatory bodies in the UK may seek to impose new laws, direct contractual arrangements, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable or impractical to continue. For example, on October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the Financial Conduct Authority ("FCA") (the "Agreement") to not make any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.
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
In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available. In response to Operation Choke Point, H.R. 2706 was introduced in the House to halt future similar actions. The bill passed out of the House on December 11, 2017 but did not progress. H.R. 189 was introduced in the House on January 3, 2019 to address Operation Choke Point. It is unknown if this newly reintroduced legislation will progress further. On May 22, 2019, the FDIC issued a letter in connection with litigation acknowledging that certain of its "employees acted in a manner inconsistent with FDIC policies with respect to payday lenders in what has been generically described as "Operation Choke Point," and that this conduct created misperceptions about the FDIC's policies. Regulatory threats, undue pressure, coercion, and intimidation designed to restrict access to financial services for lawful businesses have no place at the FDIC."
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
For the loans we originate through Rise and Sunny, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and the Rise loans and Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

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
The interest rates we charge to our customers and pay to our lenders could each be affected by a variety of factors, including access to capital based on our business performance and the volume of loans we make to our customers. These interest rates may also be affected by a change over time in the mix of the types of products we sell to our customers and a shift among our channels of customer acquisition. Our VPC funding facilities are variable rate in nature and tied to a base rate of the greater of the 3-month LIBOR rate, the five-year LIBOR swap rate or 1% at the borrowing date. Thus, any increase in the 3-month LIBOR rate could result in an increase in our net interest expense. The Company entered into interest rate cap transactions on January 11, 2018 to mitigate the floating rate interest risk on a portion of the currently outstanding debt. These caps matured in February 2019. Additionally, effective February 1, 2019, certain of the funding facilities were amended. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. Interest rate changes may also adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. Regulatory or legislative changes may reduce our ability to charge our current rates in all states and products. Also, competitive threats may cause us to reduce our rates. This would reduce profit margins unless there was a commensurate reduction in losses. Any material reduction in our interest rate spread could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases, our financial results and operating performance will be harmed.

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
We market Rise, Sunny and the Today Card and provide marketing services to the originating lender in connection with Elastic and the Rise bank originated loans. Direct mailings and electronic offers of preapproved loans and Today Cards to potential loan customers comprise significant marketing channels for both the loans we originate and credit card product we offer, as well as those loans originated by third-party lenders. We estimate that approximately 47% and 80% of new Rise and Elastic loan customers, respectively, in the year ended December 31, 2018 obtained loans as a result of receiving such preapproved offers. The Today Card, which expanded its test launch in November 2018, is expected to expand its direct mailing activities in the future. Our marketing techniques identify candidates for preapproved loan or credit card mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on non-bank consumer loans and bank originated loans for the nonprime consumer. Such consumer advocacy groups and media reports generally focus on the annual percentage rate for this type of consumer loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The finance charges assessed by us, the originating lenders and others in the industry can attract media publicity about the industry and be perceived as controversial. If the negative characterization of the types of loans we offer, including those originated through third-party lenders, becomes increasingly accepted by consumers, demand for any or all of our consumer loan products could significantly decrease, which could materially affect our business, prospects, results of operations, financial condition or cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to consumer loan products that could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Third parties may also seek to take advantage of unique regulations applicable to consumer loan products to drive up complaints and the cost of doing business in our industry. Over the last 15 months, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") and others related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service (“FOS”) for further adjudication. We have incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, operational costs necessary to manage the large volume of complaints, and payments we are required to make to customers to resolve these complaints. We believe that many of the increased claims against us are without merit and reflect the use of abusive and deceptive tactics by the CMCs. On April 1, 2019, the Financial Conduct Authority (the "FCA") took over responsibility for supervision and authorization of a high percentage of CMCs (those regulated by the Solicitor's Regulation Authority, which account for the minority of CMCs, will not be automatically impacted). In addition to the CMCs issuing claims, some law firms are also issuing claims on behalf of claimants. If we experience an increased volume of complaints due to the activities of the CMCs and law firms representing claimants and continue incurring significant costs to resolve such complaints, such costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. A significant number of consumer complaints could also trigger enhanced regulatory scrutiny by the FCA.
Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. Our UK business provided the requested information to the FCA. The FCA recently reported back to us and asked our UK business to tighten certain aspects of its income verification and expenditure processes. We are working with the FCA to ensure the changes we make address all matters raised by the FCA.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology and other business systems, as well as the ability of such systems to support compliance with applicable legal and regulatory requirements.

Our business is highly dependent upon customers’ ability to access our website and the ability of our employees and those of the originating lenders, as well as third-party service providers, to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities and processing and servicing of loans. Problems with the technology platform running our systems, or a shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, cyber-attacks on, or sustained or repeated disruptions of, such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans (or support such functions with regard to Elastic lines of credit), provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could reduce new customer acquisition and negatively impact growth, which would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In August 2019, the FASB issued a draft proposed ASU for comment that would grant certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. The proposed standard was approved on October 18, 2019 (with the final ASU to be issued in November 2019) and SRCs are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022 or the Company no longer qualifies as an SRC. Under the current SEC definitions, the Company expects to meet the definition of an SRC as of the proposed ASU's issuance date and is considering the adoption of the deferral period for ASU 2016-13.
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
We may also be subject to litigation in the future and an adverse ruling in or a settlement of any such future litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, cause us to have to refund fees and/or interest collected, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions.
While no TFI related litigation has been filed directly against Elevate, and we can provide no assurances that there will not be any future TFI related litigation filed against the Company, in October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regards to any potential future claims against Elevate. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.

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
In connection with our separation from TFI, TFI has generally agreed to retain all liabilities that did not historically arise from our business. Third parties may seek to hold us responsible for TFI’s retained liabilities, including third-party claims arising from TFI’s business and retained assets. Under the separation and distribution agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses that we own and operate. Under our agreements with TFI, TFI has agreed to indemnify us for claims and losses relating to its retained liabilities. However, if any of those liabilities are significant and we are ultimately held liable for such liabilities, we cannot assure you that we will be able to recover the full amount of our losses from TFI. As an example, Elevate is a potential defendant in litigation that may be brought on behalf of the debtors' estates in the TFI bankruptcy. Although no such claims have been brought directly against Elevate to date, in October 2019, Elevate entered into tolling agreements with TFI Creditors' Committee and class claimants in regards to any potential future claims against Elevate. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.

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
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued during the first half of 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The FCA began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of September 30, 2019, we accrued approximately $2.2 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. Our UK business provided the requested information to the FCA. The FCA recently reported back to us and asked our UK business to tighten certain aspects of its income verification and expenditure processes. We are working with the FCA to ensure the changes we make address all matters raised by the FCA.
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

On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the Financial Conduct Authority ("FCA") (the "Agreement") to not make any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.
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
The case law involving whether an originating lender, on the one hand, or third-parties, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to Elastic, or Rise of Texas or FinWise states, loans could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If Republic Bank, FinWise Bank or the CSO lenders in Texas were subject to such a lawsuit, they may elect to terminate their relationship with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate the programs.

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
In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the US Supreme Court to deny certiorari, the US Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the United States District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware's state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. However, given the uncertainty that Madden created, H.R. 3299 was introduced to restore the “valid-when-made” doctrine to allow purchasers of bank loans on the secondary market to continue to charge and collect interest at the rate that the national was permitted to charge. H.R. 3299 passed the House in February 2018 and is pending before the Senate.
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
On September 10, the FDIC and the OCC jointly submitted an amicus brief to the U.S. District Court for the District of Colorado in support of the appellee debt buyer, urging the district court to uphold the bank's rights to enforce that debt to the debt buyer, including the bank's right to charge interest as authorized under the laws of its home state. The brief includes related discussions of (i) the rights of federally regulated banks to "export" their home states' interest rates by charging those rates to borrowers nationwide, first with respect to national banks under section 85 of the National Bank Act and then with respect to state banks under section 27 of the Federal Deposit Insurance Act and (ii) federal preemption of state usury laws. The portion of the brief that discusses rate exportation strongly reaffirms the OCC and the FDIC's complete accord that section 27 and section 85 should be mirror images of each other. At the conclusion of their brief, the agencies ask the district court to affirm the bankruptcy court's decision on the basis that affirmation would "preserve the banks' longstanding ability to engage in loan sales, would reaffirm the traditional protections that such loan sales have received under the law, would ensure the proper functioning of the credit markets, and would promote safety and soundness in the banking sector by supporting loan sales and securitizations, which are used to manage capital and liquidity positions."

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
A number of proposals have recently been implemented or are pending before federal, state, and international legislative and regulatory bodies that could impose new obligations in areas such as privacy. For example, the European Union's new General Data Protection Regulation (the “GDPR”) was implemented in the UK in May 28, 2018, and the California Consumer Privacy Act (the “CCPA”) comes into effect in January 2020. The GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the "right to be forgotten," by having their records erased. Penalties for non-compliance with the GDPR are significant, with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. The CCPA broadly defines personal information and provides California consumers increased privacy rights and protections. California Attorney General ("AG") Xavier Becerra issued draft regulations on October 11, 2019 to guide covered businesses' implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG's input, as well as others that have been the subject of confusion, criticism, or discussion.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. The share repurchase program provides that up to a maximum aggregate amount of $5 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.

The following table provides information about our common stock repurchases during the quarter ended September 30, 2019.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 25, 2019 to July 31, 2019	—	$—	—	$10,000,000
August 1, 2019 to August 31, 2019	91,370	$4.75	91,370	$9,565,938
September 1, 2019 to September 30, 2019	—	$—	—	$9,565,938
Total	91,370	$4.75	91,370

(1) Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1#
First Amendment to Financing Agreement, dated August 1, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent. (2)

10.2#∞	Amendment to Amended and Restated Special Limited Agency Agreement, dated April 1, 2019, between First Financial Loan Company, LLC as lender and Rise Credit Service of Texas, LLC as CSO. (1)
10.3#	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between Elastic SPV, Ltd. and Elastic Louisville, LLC. (1)
10.4#+	Resignation and Release of Claims Agreement, dated July 25, 2019, between Elevate Credit Service, LLC and Kenneth E. Rees (2)
10.5#+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Jason Harvison and Elevate Credit Service, LLC. (2)
10.6#+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC. (2)
10.7#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award. (2)
10.8#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award. (2)
10.9#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award. (2)
10.10#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees). (2)
10.11#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees). (2)
10.12#+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees). (2)
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Previously filed.
∞
Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omissions upon request.

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
 (2) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	November 8, 2019	By:	/s/ Jason Harvison
Jason Harvison
Interim Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)