Form 10-K
period 2019-12-31
Elevate Credit, Inc.
filed 2020-02-14
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock, par value $0.0004 per share, held by non-affiliates as of June 30, 2019 was approximately $137,459,610.

The number of shares outstanding of the Registrant's common stock, par value $0.0004 per share, as of February 12, 2020 was 43,020,373 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2019.

TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2019
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

•
our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau (the "CFPB") and developments or changes in state law;

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

PART I
Item 1. Business
Unless expressly indicated or the context requires otherwise, the terms “Elevate,” “company,” “we,” “us” and “our” used below refer to Elevate Credit, Inc. and, where appropriate, our wholly owned subsidiaries and consolidated variable interest entities, as well as the direct lending and branded product business of our predecessor, Think Finance, Inc. ("TFI"), for periods prior to our 2014 spin-off from TFI. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic, Sunny and Today Card as Elevate’s loans, customers, information and data, irrespective of whether Elevate originates the credit to the customer or whether such credit is originated by a third party, or originated loans by FinWise Bank, Republic Bank and Capital Community Bank, where Elevate serves as a service provider.
OUR COMPANY
We provide online credit solutions to consumers and banks in the United States (the "US") and the United Kingdom (the "UK") who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers—approximately 170 million people in the US and UK, typically defined as those with credit scores of less than 700—now represent a larger market than prime consumers but are difficult to underwrite and serve with traditional approaches. We’re succeeding at it—and doing it responsibly—with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.4 million customers with $8.1 billion in credit. Our current online credit products, Rise, Elastic, Sunny and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
As of December 31, 2019, Rise, Elastic, Sunny and Today Card, together, have provided approximately $6.6 billion in credit to approximately 1.6 million customers. Our revenues for the year ended December 31, 2019 decreased 5% to $747.0 million from $786.7 million for the year ended December 31, 2018. Our operating income for the years ended December 31, 2019 and 2018 was $111.4 million and $94.9 million, respectively, and our total assets at December 31, 2019 and 2018 were $784 million and $753 million, respectively. We have committed funding sources to support our expected continued growth. See "Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources."
Along with improving operating margins, we have also reduced the effective APR of our products for our customers. For the year ended December 31, 2019, our effective APR was 122%, a drop of approximately 51% compared to the year ended December 31, 2013 when the effective APR was 251%. We estimate that, since 2013, our products have saved our customers more than $6.5 billion over what they would have paid for payday loans, based on a comparison of revenues from our combined loan portfolio and the same portfolio with an APR of 400%, which is the approximate average APR for a payday loan according to the Consumer Financial Protection Bureau ("CFPB"). As of December 31, 2019, more than 39,000 Rise customers in good standing received at least a 50% reduction in their APR. Furthermore, with help from our reporting their successful payment history to a major credit bureau, more than 140,000 of our customers have seen their credit scores improve appreciably, according to data from that credit bureau. We believe that these rate reductions and other benefits help differentiate our products in the market and reflect improvements in our underwriting and the maturing of our loan portfolios. Moreover, we believe doing business this way is the right thing to do.

Revenue and Effective APR of Combined Loan Portfolio

800
700
600
500
400
300
200
100
0
Revenue ($mm)
270
250
230
210
190
170
150
130
110
Effective APR (%)
251%
251%
173%
146%
131%
129%
122%
72.0
274.0
434.0
580.0
673.0
787.0
747.0
2013
2014
2015
2016
2017
2018
2019
Revenues
APR
Ending Combined Loans Receivable - Principal ($mm)
72.8
201.7
356.1
481.2
618.4
648.5
640.8

We believe our growth demonstrates our ability to rapidly scale our business by utilizing our advanced technology platform, proprietary risk analytics and sophisticated multi-channel marketing capabilities. The chart above details our annual total combined loans receivable, revenues and effective APR of the customer loan portfolio since 2013.
Our products in the US and the UK are:

➢
Rise.    A product available in 12 US states as a state-licensed installment loan product, in one state as a CSO-originated installment loan product, in two states as a line of credit product, and as an installment loan product in an additional 19 US states originated by a third-party bank;

➢	Elastic. A line of credit product originated by a third-party bank and offered in 40 states in the US;

➢	Sunny. An installment loan product available in the UK; and

➢	Today Card. A credit card product originated by a third-party bank and in test launch in the US.
We differentiate ourselves in the following ways:

➢
Online and mobile products that are “Good Today, Better Tomorrow.”    Our products, and those originated by banks for which we serve as service providers, are “Good Today” because they help solve our customers’ immediate financial needs with competitively priced credit and a simple online application process that provides credit decisions in seconds and funds as soon as the next business day (in the US) or in minutes (in the UK). We are committed to transparent pricing with no prepayment penalties or punitive fees as well as amortizing loan balances and flexible repayment schedules that let customers design the loan repayment terms that they can afford. Our five-day risk-free guarantee provides confidence to customers that if they can find a better financial solution within that timespan, they simply repay the principal with no other fees. In addition, our products are “Better Tomorrow” because they reward successful payment history with rates on subsequent loans (installment loan products) that can decrease over time and can help customers improve their long-term financial well-being with features like credit bureau reporting, free credit monitoring (for US customers), and online financial literacy videos and tools.

➢
Industry-leading technology and proprietary risk analytics optimized for the non-prime credit market.    We have made substantial investments in our proven technology and analytics platforms to support rapid scaling and innovation, robust regulatory compliance, and ongoing improvements in underwriting. Our proven technology platform provides for nimble testing and optimization of our user interface and underwriting strategies, highly automated loan originations, cost-effective servicing, and robust compliance oversight. Our proprietary risk analytics infrastructure utilizes a massive (approximately 80+ terabyte) Hadoop database composed of more than ten thousand potential data variables related to each of the 2.4 million customers we have served and about 8.6 million applications that we have processed. Our team of over 50 data scientists uses our proprietary technology to build and test scores and strategies across the entire underwriting process, including segmented credit scores, fraud scores, affordability scores and former customer scores. We use a variety of analytical techniques from traditional multivariate regression to machine learning and artificial intelligence to continue to enhance our underwriting accuracy while complying with applicable US and UK lending laws and regulations. As a result of our proprietary technology and risk analytics, approximately 94% of loan applications are automatically decisioned in seconds with no manual review required.

➢
Integrated multi-channel marketing strategy.    We use a multi-channel marketing strategy to directly reach potential customers through our paid, earned and owned channels. Our marketing strategy includes coordinated direct mail programs, strategic partnerships and digital marketing. Our direct-to-consumer approach allows us to focus on higher quality, lower cost customer acquisitions and to control overall marketing costs. Our customer acquisition costs (“CAC”) have remained within the range of $200 to $300 over the past five years. We continue to invest in new marketing capabilities that we believe will provide us with competitive advantages and support ongoing growth. We invest in improved customer targeting analytics and increasingly sophisticated response models to allow us to expand our marketing reach while maintaining target CAC.

Our seasoned management team has, on average, more than 12 years of online technology and financial services experience and has worked together for an average of over ten years in the non-prime consumer credit industry. Our management team has overseen the origination of $8.1 billion in credit to 2.4 million customers for the combined current and predecessor direct lending and branded products business that was contributed to Elevate in our spin-off from TFI. In addition, our management team achieved stable credit performance for our predecessor products through the last decade's financial crisis, maintaining total principal losses as a percentage of loan originations of between 17% and 20% each year from 2006 through 2011. See “—Advanced Analytics and Risk Management—History of stable credit quality through the economic downturn.”
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

Typical customers in both the US and UK are middle-income and have a mainstream demographic profile as illustrated below, according to a 2019 Elevate analysis of income and homeownership of customers, including self-reported customer information. This is in line with the average of the populations of the US and UK, respectively, in terms of income, educational background and rate of homeownership. We refer to them as the “New Middle Class.”

	Rise and Elastic Customer Profile	Sunny Customer Profile
Average income	$52,395 for Rise $41,837 for Elastic	£21,184
% Attended college	82%	N/A
% Own their homes	17.4%	9.3%
Typical range of FICO score(1)	511-623	N/A
 (1) Range of middle quintile of Elevate US customers - 2019 Elevate data.

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

Non-prime consumers have different needs for credit
Non-prime consumers generally have unique and immediate credit needs, which differ greatly from the typical prime consumer. Whereas prime consumers consider price most often in selecting their credit products, we believe that non-prime consumers will often consider a variety of features, including the simplicity of the application process, speed of decisioning and funding, how they will be treated if they cannot pay their loan back on time, and flexible repayment terms.
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
Fintech startups have largely ignored the non-prime credit market
Despite the growing and unmet need for non-prime credit, few innovative solutions tailored for non-prime consumers have come to market and achieved any meaningful scale. Where new online marketplace lenders and small business lenders have emerged to serve prime consumers, we believe that non-prime consumers still have relatively few responsible online credit options. We believe this is because underwriting non-prime consumers presents significantly greater analytical challenges than underwriting prime consumers. Unlike prime consumers, the credit profiles of non-prime consumers vary greatly and may contain significant derogatory information, yet non-prime consumers often need instant decisions with a minimum of paperwork and inconvenience. While new data and techniques can assist in improving underwriting capabilities, we believe lenders still require deep insight and extensive experience to successfully serve non-prime consumers while maintaining target loss rates. Additionally, we believe the compliance and other systems necessary to serve non-prime consumers in a manner consistent with regulatory requirements can be a barrier to entry. Having originated $8.1 billion in credit to more than 2.4 million customers, we believe we have a significant lead over new entrants.
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
We have made substantial investments in our proven technology and analytics platforms to support rapid scaling and innovation, robust regulatory compliance, and ongoing improvements in underwriting. We have also established a research organization focused on non-prime consumers called the “Center for the New Middle Class” to raise the awareness of their unique needs. As a result, we believe we are leading a new breed of more responsible online credit providers for the New Middle Class.
Our products provide the following key benefits:

➢
Competitive pricing with no hidden or punitive fees.    Our US products offer rates that we believe are typically more than 50% lower than many generally available alternatives from legacy non-prime lenders, and since 2013 have saved our customers more than $5.2 billion over what they would have paid for payday loans. Our products offer rates on subsequent loans (installment loan products) that can decrease over time based on successful loan payment history. For instance, as of December 31, 2019, approximately half of Rise customers in good standing had received a rate reduction, typically after a refinance or on a subsequent loan. In addition, to help our customers facing financial hardships, we have eliminated punitive fees, including returned payment fees and late charges, among others on all products excluding our Today Card credit card, which does include some modest industry-standard fees.

➢
Access and convenience.    We provide convenient, easy-to-use products via online and mobile platforms. Consumers are able to apply using a mobile-optimized online application, which takes only minutes to complete from a mobile or desktop device. Credit determinations are typically made in seconds and approximately 94% of loan application decisions are fully automated with no manual review required. Funds are typically available the next-day in the US and within minutes in the UK. Consumers can elect to make payments via preapproved automated clearinghouse (“ACH”) authorization or other methods such as check or debit card transfer.

➢
Flexible payment terms and responsible lending features.   Our customers can select a payment schedule that fits their needs with no prepayment penalties. We do not offer any “single-payment” or “balloon-payment” credit products that can lead to a cycle of debt and have been criticized by many consumer groups as well as the CFPB. To ensure that consumers fully understand the product and their alternatives, we provide extensive “Know Before You Borrow” disclosures as well as an industry-leading five-day “Risk-Free Guarantee” during which customers can rescind their loan at no cost. Consistent with our goal of being sensitive to the unique needs of non-prime consumers, we also offer flexible solutions to help customers facing issues impacting their ability to make scheduled payments. Our solutions include notifications before payment processing, extended due dates, grace periods, payment plans and special payment programs.

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

This combination of features has resulted in extremely high customer satisfaction for our products. Internal customer satisfaction ratings were generally over 92% for all of our products during 2019.
OUR COMPETITIVE ADVANTAGES
Using our proven technology platform and proprietary risk analytics infrastructure, we are able to offer our customers innovative credit solutions that place us as a leader among a new breed of more responsible, online non-prime lenders. We believe the following are our key competitive advantages:

➢
Differentiated online and mobile products for non-prime consumers.    Our product development is driven by a deep commitment to solving customers’ immediate financial need for credit and helping them improve their long-term financial future. We call this mission “Good Today, Better Tomorrow.” Our products are “good today” due to their convenience, cost, transparency and flexibility. Our average customer receives an interest rate that we believe is more than 50% less than that offered by many legacy non-prime lenders. In fact, since 2013 our customers have saved more than $6.5 billion over what they would have paid for payday loans based on a comparison of revenues from our combined loan portfolio and the same portfolio with an APR of 400%, which is the approximate average APR for a payday loan according to the CFPB.

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

➢
Industry-leading risk analytics infrastructure and underwriting scores.    Traditional approaches for underwriting credit such as FICO scores are not adequate for non-prime consumers who may have significant derogatory credit history or no credit history at all. Because continued leadership in non-prime underwriting is essential to drive growth, support continued rate reductions to customers, and manage losses, we built our proprietary risk analytics infrastructure to support the development and enhancement of our underwriting scores and strategies. Our risk analytics infrastructure utilizes a massive (approximately 80+ terabyte) Hadoop database composed of more than ten thousand potential data variables related to each of the 2.4 million customers we have served and the about 8.6 million applications that we have processed. This data is composed of variables from consumer applications and website behavior, credit bureaus, bank account transaction data, numerous other alternative third-party data providers as well as performance history for funded customers. Our team of over 50 data scientists uses our risk analytics platform to build and test scores and strategies across the entire underwriting process including segmented credit scores, fraud scores, affordability scores and former customer scores. They use a variety of analytical techniques from traditional multivariate regression to machine learning to continue to enhance our underwriting accuracy while complying with applicable US and UK lending laws and regulations. See “—Advanced Analytics and Risk Management—Segmentation strategies across the entire underwriting process.” Across the portfolio of products we currently offer, we have maintained stable credit quality as evidenced by charge-off rates that are generally between 20% and 30% of the original principal loan balances. While we experience month-to-month variability in our loan losses for any variety of reasons, including due to seasonality, on an annual basis, our annual principal charge-off rates have remained consistent since the launch of our current generation of products in 2013. See “Management’s discussion and analysis of financial condition and results of operations—Key Financial and Operating Metrics—Credit quality.” Furthermore, our proprietary credit and fraud scoring models allow not only for the scoring of a broad range of non-prime consumers, but also across a variety of products, channels, geographies and regulatory requirements.

➢
Innovative and flexible proven technology platform.    Investment in our flexible and scalable technology platform has enabled us to rapidly grow and innovate new products - notably supporting the launch of our current generation of products in 2013. Our proven technology platform provides for nimble testing and optimization of our user interface and underwriting strategies, highly automated loan originations, cost-effective servicing, and robust compliance oversight. In addition, our platform is adaptable to allow us to enhance current products or launch future online products to meet evolving consumer preferences and respond to a dynamic regulatory environment. Further, our open architecture allows us to easily integrate with best-in-class third-party providers, including strategic partners, data sources and outsourced vendors.

➢
Seasoned management team with strong industry track record.    We have a seasoned team of senior executives with an average of more than 12 years of experience in online technology and financial services at companies such as Bank of America, MasterCard, BlackRock and Silicon Valley Bank, led by Jason Harvison, a financial services industry veteran with more than 21 years of experience, who has launched more than ten financial products. The team has overseen the origination of $8.1 billion in credit to more than 2.4 million customers for the combined current and predecessor products that were contributed to Elevate in our spin-off from TFI. Additionally, the team has a proven track record of managing defaults through the last decade's financial crisis. From 2006 to 2011, the principal charge-offs of Elevate's legacy and predecessor credit products remained comparatively flat compared to credit card charge-off rates which nearly tripled during the same period. Elevate was certified as a “Great Place To Work” in 2019 for the fourth consecutive year. We believe this reflects our commitment to build a strong and lasting company and a customer-focused corporate culture.

OUR STRATEGY
To achieve our goal of being the most trusted provider of financial services to the New Middle Class, we intend to execute the following strategies:

➢
Continue to grow our brands.    Rise, Elastic and Sunny were launched in 2013, and the Today Card was launched in 2018. Given strong consumer demand and organic growth potential, we believe that significant opportunities exist to expand these four brands within their current markets via existing marketing channels. In addition to our lending activities, we license our US brands and provide marketing and underwriting services to FDIC regulated banks. As non-prime consumers become increasingly familiar and comfortable with online and mobile financial services, we also plan to capture the new business generated as they migrate away from less convenient legacy brick-and-mortar lenders. We continue to see strong desire from banks to leverage our capabilities. In 2020, we look to continue to grow new marketing and partner channels for all brands.

➢
Widen the credit spectrum of borrowers served with new products.    We continue to evaluate new product and market opportunities that fit into our overall strategic objective of delivering next-generation online and mobile credit products that span the non-prime credit spectrum. Our newest product, the Today Card offers much lower rates than our other products and has helped Elevate be able to offer products across the non-prime spectrum. In addition, we are continually focused on improving our analytics to effectively underwrite and serve consumers within those segments of the non-prime credit spectrum that we do not currently reach.

➢
Pursue additional strategic partnerships and digital marketing channels.    Our progressive non-prime credit solutions have attracted top-tier affiliate partners including Credit Karma and Lending Tree as a way to serve customers they have acquired. We intend to continue growing our existing affiliate partnerships and will evaluate opportunities to enter into new partnerships with affiliates. We expect these partnerships to provide us with access to a broad range of potential new customers with low customer acquisition costs. In addition, we continue to expand our digital marketing efforts across our products. In 2020, we look to grow these channels at a more rapid rate.

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
Rise, Elastic, Sunny, and Today Card each follow distinct regulatory models, providing diversification across different regulatory frameworks. Rise operates under licenses from each state it serves and is additionally regulated by the CFPB; it also operates as a bank-originated credit product in an additional 19 states and is regulated by the FDIC; Elastic is a bank-originated credit product that is offered in 40 states across the US and is regulated by the FDIC and other bank regulators; Sunny is a UK credit product regulated by the Financial Conduct Authority (the “FCA”); and Today Card is a bank-originated credit card product that is offered across the US and is regulated by the FDIC and other bank regulators.

Year launched	2013	2013	2017	2018
Product type	Rise - Installment	Rise - CSO	Rise - Line of credit	Rise - FinWise
Geographies served	12 states	1 state	2 states	19 states
Loan size	$300 to $5,000	$300 to $5,000	$500 to $5,000	$500 to $5,000
Loan term	4-26 months	4-19 months	N/A	7-26 months
Repayment schedule	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly	Bi-weekly, semi-monthly, or monthly
Prepayment penalties	None	None	None	None
Pricing(1)	60% to 299% annualized.(2)	60% to 299% annualized.(2)(3)	60% to 299% annualized.(4)	99% to 149% annualized.
Other fees	None	None	None	None
Combined loans receivable principal (All Rise products = $350.1 million)	$196.7 million	$20.6 million	$11.4 million	$121.4 million
% of Combined loans receivable principal	30.7%	3.2%	1.8%	18.9%
Top states as a percentage of combined loans receivable – principal	CA (9%), GA (6%)	TX (3%)	TN (1%), KS (1%)	FL (5%), OH (4%)
	IL (4%)			MI (2%)
Weighted-average effective APR	117%	158%	187%	129%
New / former customers	New - 52.8% / Former - 47.2%	New - 34.2% / Former - 65.8%	New - 98.2% / Former - 1.8%	New - 74.8% / Former - 25.2%

(1)	Rise interest rates may differ significantly by state. See “—Regulatory Environment—APR by geography” for a breakdown of the APR. The number shown is based on a calculation of an effective APR.

(2)	As of December 31, 2019. Some legacy customers will have rates as low as 36%.

(3)	In Texas, Rise charges a CSO fee instead of interest. See “Management’s discussion and analysis of financial condition and results of operations—Key Financial and Operating Metrics—Revenues-Revenues.”

(4)	Rise line of credit includes interest in addition to fees. The number shown is based on a calculation of an effective APR.

Year launched	2013	2013	2018
Product type	Line of credit	Installment	Credit card
Geographies served	40 states	UK	US - nationwide
Loan size	$500 to $4,500	£100 to £5,000	$1,000 to $3,500
Loan term	Up to 10 months per funding(1)	6-14 months	N/A
Repayment schedule	Bi-weekly, semi-monthly, or monthly	Weekly, bi-weekly, semi-monthly, or monthly	Monthly minimum payments
Prepayment penalties	None	None	None
Pricing	Initially $5/$10 per $100 borrowed plus an average of 5%/10% of outstanding principal per billing period(2)	10.5% to 24% monthly	29.99% to 34.99% variable
Other fees	None	None	Late fees, returned payment fees, annual fee and other customary fees
Combined loans receivable principal	$252.6 million	$33.6 million	Test launch
% of Combined loans receivable principal	39.4%	5.2%	0.7%
Top states as a percentage of combined loans receivable – principal	FL (6%), TX (4%)	N/A	N/A
CA (3%)
Weighted-average effective APR	98%(3)	224%	N/A

(1)	Elastic term is based on minimum principal payments of 10% of last draw amount per month.

(2)	Elastic pricing differs based on billing frequency.

(3)	Elastic is a fee-based product. The number shown is based on a calculation of an effective APR.

Rise—US installment loans and lines of credit
The structure of the Rise brand varies as a result of differing state laws and federal law governing the portfolio: Rise is currently offered as an installment loan directly to consumers in 12 states ("Rise installment"), a line of credit loan product ("Rise line of credit") in two states (Kansas and Tennessee), Rise is available in Texas through a CSO program that provides consumers access to installment loans offered by a third-party lender ("Rise CSO"), and lastly as installment loans originated by FinWise Bank in 19 other states.

We utilize risk-based pricing across the portfolio to optimally serve a large percentage of non-prime customers with rates ranging from 60% to 299%. There are no origination fees, monthly fees, late fees, over-limit fees, or fees for returned payments on the product. Eligible customers may receive a rate reduction on their next loan if certain eligibility criteria are met. As of December 31, 2019, more than 50% of Rise installment customers in good standing had received a rate reduction mid-loan or after a refinance or on a subsequent loan. Approximately 55% of Rise installment customers in good standing had refinanced or taken out a subsequent loan as of December 31, 2019, with 40% of the outstanding Rise installment loan balances on that date consisting of new customer loans and 60% related to returning customer loans. The Rise installment effective APR was 117% for the year ended December 31, 2019, which we believe is more than two-thirds lower than the average effective rate of a typical payday loan, based on the CFPB’s findings that the average APR for a payday loan is approximately 400%.

FinWise Bank licensed the Rise brand in the second half of 2018 and began to originate installment loans in 19 additional states. Under the terms of our agreement with FinWise Bank, we provide FinWise Bank with marketing services related to the Rise brand and license to FinWise Bank our technology platform and proprietary credit and fraud scoring models in order to originate and service Rise customers in certain states not otherwise covered by the Elevate-originated Rise brand. As the originator of the Rise loans in those states, FinWise Bank reviews and approves all marketing materials and campaigns and determines the underwriting strategies and score cutoffs used in processing applications. In addition, FinWise Bank defines all program parameters and provides full compliance oversight over all aspects of the program. Our platform supports FinWise Bank’s operational and compliance activities related to the Rise program. The FinWise Bank Rise installment loan effective APR was 129% for the year ended December 31, 2019. See “Management’s discussion and analysis of financial condition and results of operations—Overview” regarding the structure of EF SPV, Ltd. and how we recognize revenue associated with Rise loans originated by FinWise Bank.
The Rise line of credit product, which was launched in 2017, is available in two states under current applicable state law. Rise line of credit offers a maximum credit limit of $5,000 and charges interest based on the APR of the loan and the average balance for the period. The Rise line of credit effective APR was 187% for the year ended December 31, 2019.
Elastic—US bank-originated lines of credit
Elastic, currently available in 40 US states, is an online line of credit designed to be a financial safety net for non-prime consumers. It is originated by a third-party lender, Republic Bank. Elastic offers a maximum credit limit of $4,500 and charges an initial advance fee of $5 for each $100 advanced against the credit line, as well as a fixed charge of approximately 5% of open balances each payment period. Elastic’s effective APR based on this was approximately 98% for the year ended December 31, 2019, more than 75% lower than the average effective rate of a typical payday loan, based on the above-mentioned findings by the CFPB. There are no origination fees, monthly fees, late fees, over-limit fees or fees for returned payments on the product. Additionally, consumers must make a 10% mandatory principal reduction each month designed to encourage the full repayment of the original loan amount in approximately 10 months or less.
Under the terms of our agreement with Republic Bank, we provide them with marketing services related to the Elastic program and license them our technology platform and proprietary credit and fraud scoring models to originate and service Elastic customers. However, as the originator of the Elastic lines of credit, Republic Bank reviews and approves all marketing materials and campaigns and determines the underwriting strategies and score cutoffs used in processing applications. In addition, Republic Bank defines all program parameters and provides full compliance oversight over all aspects of the program. Our platform supports Republic Bank’s operational and compliance activities related to the Elastic program. See “Management’s discussion and analysis of financial condition and results of operations—Overview” regarding the structure of Elastic and how we recognize revenue associated with Elastic loans.
Sunny—UK installment loans
Sunny is our online UK installment loan product, currently offering loans of up to £5,000. It has a differentiated offering based on a wider range of loan amounts, a no-fee guarantee, price promotions and more flexible repayment options than most other providers in the UK short-term lending market.
After seven years, we believe Sunny has become one of, if not the top online, high-cost short-term loan providers in the UK. In 2019, Sunny helped approximately 88,000 new customers gain access to credit, and generated revenue of $108 million.
From 2018 to 2019, we have demonstrated stability and strong performance of a Sunny branded installment product that allows customers to borrow from £2,000 to £5,000 with the maximum APR of less than 100% ("Sub 100"). We have also started to migrate a proportion of existing customers to our Sub 100 product, with early indicators showing a high level of uptake and performance.
In the fourth quarter of 2019, we introduced the first stage of our open banking platform, which allows banks to share transaction data and integrate third-party apps onto partner platforms in order to improve the way we give our customers access to credit.

Today Card—US credit card
Today Card, currently in test launch, is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by Capital Community Bank of Utah and is issued through Mastercard.
As our lowest APR product, Today Card allows us to serve a broader spectrum of non-prime Americans. As of December 31, 2019, we have cross-marketed Today Card to existing and former Rise customers, as well as through direct mail to new customers. It is our plan to continue to scale this product in 2020. Customer response to the Today Card continues to be strong, with extremely high response rates, customer engagement, and customer satisfaction scores.
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
We use our deep insights into non-prime consumers and extensive experience serving more than 2.4 million customers with $8.1 billion in credit to develop differentiated analytical techniques and scores to better underwrite and price credit for the New Middle Class. This approach provides for extremely high levels of automation in the underwriting process and has been proven to be effective, resulting in stable credit performance for our predecessor products through the last decade's financial crisis and continued improvements since launching the current generation of products. See “—History of stable credit quality through the economic downturn.” Furthermore, we invest significant resources into the research and development of new data sources and new analytical techniques to continue to improve our capabilities.
Proprietary risk analytics infrastructure
Unlike prime lenders who can use off-the-shelf credit scores such as FICO or build custom scores with limited data fields, we believe that successfully underwriting non-prime consumers in an online environment requires access to a much wider variety of data including not only traditional credit attributes and application information, but also website behavior, internal information, bank account information, social media information, email and phone number information, among others. Because continued leadership in non-prime underwriting is essential to drive growth, support further rate reductions to customers, and manage losses, we have made substantial investments in our risk analytics infrastructure and in the development of the latest generation of our underwriting scores and strategies. The risk analytics infrastructure utilizes a massive (approximately 80+ terabyte) Hadoop database composed of more than 10,000 potential data variables related to each of the more than 2.4 million customers we have served and the about 8.6 million applications that we have processed including performance data from our funded customers. Our team of more than 50 data scientists uses our proprietary risk analytics infrastructure to build and test scores and strategies across the entire underwriting process described below (see “—Segmentation strategies across the entire underwriting process”). Our rusk analytics infrastructure supports a variety of analytical techniques and model outputs from traditional multivariate regression to machine learning and artificial intelligence. We believe this Big Data approach and investment is foundational to our ongoing initiatives to improve underwriting and lower rates to our customers.

Segmentation strategies across the entire underwriting process
Based on our extensive experience and track record in the industry, we have found that FICO and other monolithic credit scores are inadequate for the non-prime market. Instead, we have used our proprietary risk analytics infrastructure to develop an array of proprietary scores and strategies using highly predictive data sources and advanced analytical techniques targeting unique customer segments and marketing channels as well as different fraud types. This analytical approach, while more complex than most prime underwriting approaches, allows us to serve an expanding set of non-prime consumer segments and marketing channels while maintaining stable credit quality and acceptable customer acquisition costs. We use this approach across the entire underwriting process for both new and former customers, as described in the following chart:

Segment specific credit scores
We use our proprietary risk analytics infrastructure to build targeted credit scores for key customer segments and channels. Based on our segmentation model, we utilize highly predictive data (including nationwide credit reporting agencies (“NCRA”), non-prime bureau data, and wide-ranging alternative data sources, as well as internally collected proprietary customer credit performance history) and analytical techniques (including multivariate regression, machine learning and artificial intelligence techniques) to achieve a high level of accuracy for our scores. For instance, for “prime-ish” consumers who have access to traditional credit sources but supplement them with non-prime credit, we use NCRA data extensively in our proprietary credit and fraud scoring models. For “challenged” consumers who have derogatory NCRA credit information and, as a result, non-prime credit data is more relevant, our proprietary credit and fraud scoring models leverage data provided by non-prime credit bureau sources like Clarity and Teletrack. For “credit invisibles” with limited or no credit history, we may utilize a host of alternative data sources, such as detailed bank account data as well as the duration for which an applicant has used the same mobile phone number or used an email address. Our definitions of our customer segments and the ways they affect our credit scoring models evolve over time. We assess more than 10,000 data inputs while developing our segmented credit models.
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
Our proprietary fraud scores are built from over 10,000 available data inputs from our risk analytics infrastructure and make extensive use of non-linear (e.g., machine learning) analytical tools and techniques. Examples of data sources that we have found to be predictive in our fraud scores include IP address information, how applicants use our website (including pages viewed), and email and bank account information as well as identity information provided by third parties.
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
Fully automated, near-instant credit decisions
Credit and fraud determinations are made in seconds and approximately 94% of loan applications for all products are fully automated with no manual review required, based on our proprietary credit and fraud scoring models and affordability assessments. Once approved, the customer is provided the loan amount and relevant terms of the credit being offered. Of the approximately 6% of loan applications requiring manual review, in the US, the majority require further documentation, which can be provided via scanning, fax, email or mail. Others may have failed a fraud rule in the applicable underwriting methodology and are managed based on the rule failed, and others are reviewed to address “know your customer” and/or OFAC requirements. In the UK, of the loan applications requiring manual review, the vast majority require further verifications or other forms of identification, while the remaining portion requires further review based on fraud alerts by an industry database of fraudulent consumer activity, known as CIFAS. We provide declined customers with the reasons for the decision as per regulatory requirements.

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
History of stable credit quality through the economic downturn
We bring extensive experience in managing defaults through the most recent financial crisis. Including products that preceded our current generation of credit products, we have provided $8.1 billion in credit to 2.4 million non-prime consumers since 2002. As the following chart indicates, our management team delivered stable credit quality for our predecessor products through the last decade's financial crisis. The chart below also presents the levels of volatility experienced by the US credit card industry over the same period.

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

Commitment to research and development
We have built a team of over 300 employees in our Risk Management and Technology department, over 50 of which work specifically in risk analytics and work with data on a daily basis. Our Advanced Analytics team is primarily focused on analysis of new (typically non-traditional) data sources and analytical techniques. We believe our commitment to research and development in risk analytics results in consistently improving capabilities, which give us an on-going competitive advantage in the market by allowing us to scale our business while providing savings back to our customers in the form of lower rates.

OUR SALES AND MARKETING CAPABILITIES
Multi-channel approach to customer acquisition
Online providers of non-prime credit often rely on third-party lead generators for customer acquisition, which we believe limits growth and provides challenges to achieving cost and quality targets. In contrast, we rely on a multi-channel marketing mix, which supports improved CAC, faster growth and heightened brand awareness. This approach allows us to gradually expand investments to grow prospects, while thoughtfully balancing the investment split within channels. We monitor each channel, and how each contributes to a user's path to conversion. The following chart shows the percentage of total customers attributable to each marketing channel for the year ended December 31, 2019.
Our multi-channel approach is demonstrated by the following:

➢	Direct mail: More than 62 million pre-selected credit offers mailed during the year ended December 31, 2019;

➢	TV and mass media: Both brand and direct response-oriented campaigns launched for Sunny;

➢	Strategic partnerships: Multiple partnerships with large customer aggregators to drive traffic; and

➢	Digital marketing campaigns: Search engine optimization, content marketing, social media, paid search, digital advertising and email marketing.

Analytically-driven channel optimization
Each new marketing channel we introduce requires extensive testing and optimization before it can be scaled cost-effectively and requires significant on-going analytical support. For instance, we spent several years developing, testing, and optimizing our response and credit models for preapproved direct mail campaigns to achieve an acceptable CAC for this channel. As a result, direct mail is now our largest and most profitable marketing capability, and we continue to identify new analytical approaches that help expand the addressable market through the direct mail channel.

Over the last few years, we've built a successful digital acquisition strategy and found the right baseline tactics to drive strong conversions. We continuously test within our digital channels and have a pipeline of new testing opportunities to help identify strong performers. In order to scale up support, we are focusing on testing tactics which help drive consumer awareness and engagement through search, digital advertising and social media. We anticipate expanding growth in all of our digital marketing channels based on improved customer targeting analytics and increasingly sophisticated response models that allow us to enhance our marketing reach while maintaining our target CAC. Our dedicated channel management teams continually monitor and manage campaign effectiveness. We believe our investment in developing multiple customer acquisition channels provides a significant competitive advantage over other online non-prime lenders who rely primarily on lead generators.
Multi-channel management
In addition to optimizing the performance of each channel, we are increasingly optimizing our marketing mix to improve marketing impact and enhance brand-building. We have found that coordinating the timing of individual channel campaigns and leveraging creative across channels can accelerate growth at lower costs.

Through a multi-channel marketing approach, Sunny remains one of the most well-known brands in the sector. Sunny is now number one in active short-term loan brand awareness and we have benefited commercially from several competitors exiting the market. In addition, investment in digital marketing channels has continued to deliver dividends in both brand visibility and commercial efficiency. In the last year, Sunny drove marketing efficiency with a record-low CAC (33% decrease year-over-year).
Strategic partner development
Rather than utilizing lead generators who are often accused of deceptive practices, we have focused on developing relationships through large strategic partnerships with trusted brands. Our strategic partners refer prospects from their site to our product website. Because the customer completes the loan application on our website, rather than on a lead generator’s site, we control the messaging received by the customer about our products. This method allows us to better control application quality, customer experience and CAC. Aligning with strategic partners that share our values and commitment to the customer helps us fulfill our mission of providing better products to the New Middle Class.
We expect our relationships with strategic partners to continue to expand over time, and we will evaluate opportunities to enter into new partnerships. We also have the ability to make targeted offers with discounted rates to strategic partners who have been shown to deliver higher quality applicants.
Customer relationship optimization
Our sales and marketing efforts are not only focused on acquiring new customers. We focus on strong customer engagement, providing added value and developing a mutually beneficial relationship with current and former customers. If customers or former customers need additional liquidity, we strive to be the top of their consideration set.
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
OUR TECHNOLOGY PLATFORM AND INFORMATION SECURITY
Underlying our innovative customer centric product offerings, loan processing and multitude of servicing features is our flexible proven technology platform. Loan originations, advanced proprietary underwriting and decisioning, loan management and loan servicing are all supported by our scalable and flexible technology platform built with modern cloud-based architecture principles. Our continuous technological innovations to our platform position us to respond quickly to new market opportunities, customer feedback, market trends and regulatory changes. Inherent to our technology platform is support and monitoring for compliant applications, loan processing and business controls. In addition, because we collect and store extensive amounts of consumer information, we have invested in and are committed to best practice levels of information security.
Flexible and scalable proven technology platform
Our proven technology platform integrates the best available third-party products and capabilities under our proprietary architecture. This has allowed us to rapidly launch new products, modify product functionality and ensure regulatory compliance.
Our proven technology platform includes proprietary architecture and messaging that facilitates high-availability, scalability and flexibility for changing product features. It supports open-end (lines of credit) products, closed-end (installment loans) and credit cards, and is easily configurable for new pricing and term structures, whether in response to regulatory changes or competitive opportunities. Currently, our technology platform supports our US products, Rise and Elastic, as well as loan origination functionality for the Today Card. Servicing functions for our Today Card utilize technology and experience from Total Systems Services, a global payment solution provider ("TSYS"), to store data and interface with customers.

The core functionality of Elevate's technology platform is illustrated below.
Mobile-first approach to user interface development
Currently, approximately two-thirds of our customer interactions come from mobile rather than desktop devices. The customer-facing portions of our products for both desktop and mobile interfaces are designed with a focus on user-friendly design and cross-platform mobility.

Cloud-hosted applications
Leveraging cloud technology for our customer-facing web applications, we are able to support rapid enhancements and optimizations to product user experiences. Our front-end technology approach enables different user application flows for different customers depending on what channel they came to our site and will dynamically change the user interface data capture based on credit assessment. Our marketing and user experience teams can rapidly test new application flows on small percentages of inbound traffic to determine the impact of such changes on loan conversion, underwriting accuracy, and customer satisfaction prior to full deployment.

Sophisticated decision engine

Our sophisticated analytics approach requires us to manage numerous credit and fraud scores and strategies for each of our products, customer segments and marketing channels. In addition, because of our commitment to innovation and research and development, we are regularly conducting testing of new scores, data providers and analytical techniques. This requires an extremely flexible yet compliant decision engine. Our decision engine is a key component of our technology platform and allows our Risk Management team to rapidly implement tests that control and measure the performance of new scores, data providers and analytical techniques against the existing best versions of each. In particular, the decision engine can rapidly integrate with new data providers and test a randomly selected percentage of application traffic with new scores and track their performance against existing scores.
All aspects of our underwriting process are controlled through components of our technology platform, from the credit and fraud scores to the various product affordability assessments, to the instant decisioning and credit assignment process and even including the fraud and verifications activities performed by fraud agents. In this manner we have enhanced automation and have instituted tight controls over the entire decisioning process.
Best practice approach to information security and system reliability
Because we store extensive amounts of public and non-public customer personally identifiable information (“PII”), we take our obligations to protect that information and avoid data breaches very seriously. PII in Elevate's technology platform is encrypted, and we conduct regular audits of our security protocols via third-party intrusion detection, vulnerability scans and penetration testing. These activities are supplemented with real-time monitoring and alerting for potential intrusions.
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
Most legacy non-prime lenders still operate primarily out of legacy brick-and-mortar locations and require extensive documentation and face-to-face interactions. With online and mobile-only products, Elevate eliminates the potential need for our customers to drive across town and stand in line to apply for credit. In fact, with our products, the credit determination is made in seconds and approximately 94% of loan applications are fully automated with no manual review required.

There are few providers attempting to deliver lower-cost, online non-prime credit products similar to ours. Although there are a number of technology-enabled financial services companies that target prime and near-prime customers, including LendingClub, Prosper and Avant, there are only a limited number of comparable online competitors in the non-prime lending space, such as OppLoans and NetCredit in the US. We expect more entrants in this space as this market continues to develop. We also believe that it would require significant time and expense for other companies to build technological and analytical platforms similar to ours, which is geared towards serving non-prime consumers. While other lenders may use proprietary or off-the-shelf lending platforms to support their online lending operations, these typically are focused on specific product types, and this makes such platforms inflexible for the kind of product innovation that we have pursued. We are not aware of any off-the-shelf products that support the variety of non-prime products such as those supported by our proven technology platform and proprietary risk analytics infrastructure. Although technology generally can be reverse-engineered over time, we believe our proven and proprietary technology and analytics platforms provide a competitive advantage due to our lead time based on our long history of serving non-prime consumers with multiple credit products.
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
In the UK, high-cost, short-term credit ("HCSTC") products are established but highly regulated and scrutinized by consumer affairs champions, advocacy groups, government and media. In 2015, the Financial Conduct Authority ("FCA") undertook an industry review and introduced a set of regulations including a price cap to ensure borrowers will never have to pay back more than double what they originally borrowed. As a result, the number of HCSTC providers shrunk as many exited the market. In July 2017, the FCA reviewed the price-cap and concluded that the regulations have delivered “substantial benefit to consumers.” Despite these positive regulatory changes, there has been a rise in affordability complaints to the Financial Ombudsman Services ("FOS") in 2018 and 2019. Under these circumstances, several competitors have left the market including Wonga, QuickQuid and WageDay Advance. Sunny works closely with the FCA and the FOS to ensure our stringent creditworthiness and affordability checks are meeting the regulator's requirements. The introduction of open banking means we will be able to improve the efficiency of income verification and better assess the customer's financial situation and needs, providing a significant advantage to Sunny.
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
US regulation
State and local regulation and licensing applicable to products originated by Elevate or CSOs
We offer our Rise installment and line of credit products directly to customers. In Texas, our CSO lending partners originate Rise installment loans. The US Rise loans we and our CSO partners originate are regulated under a variety of enabling state statutes. The scope of state regulation, including permissible interest rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the maximum interest rate and fees that may be charged. Where licensing or registration is required, we and our lending partners are subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of loans and other administrative enforcement actions. These Rise loans are available in the following 15 states: Alabama, Delaware, Georgia, Idaho, Illinois, Kansas, Mississippi, Missouri, New Mexico, North Dakota, South Carolina, Tennessee, Texas, Utah and Wisconsin. In these states, Rise may also be subject to additional municipal regulations and ordinances related to, for example, certain non-bank loan products and debt collection.

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
US state and federal regulation
Our US products are subject to a variety of state and federal laws, including but not limited to the following:
Truth in Lending Act.    All of the US products we originate or support are subject to the federal Truth in Lending Act (“TILA”) and its underlying regulations known as Regulation Z. TILA and Regulation Z require creditors to deliver disclosures to borrowers during the life cycle of a loan—certain advertisements, at application, at account opening or at consummation and for open-end credit products, such as Elastic, Rise and Today Card, periodically, and for certain post-consummation events (e.g., refinancings, change in terms for open-end credit).
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

Equal Credit Opportunity Act.    The federal Equal Credit Opportunity Act (the “ECOA”) generally prohibit creditors from discriminating against applicants on the basis of race, color, sex, age (provided the individual is of legal age to enter into a contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage, on a prohibited basis, a reasonable person from making or pursuing an application.
In the underwriting of loans offered through our online platform, and with respect to all aspects of the credit transaction, including any servicing of loans and other credit, we, our lending partners and marketing affiliates must comply with applicable provisions prohibiting discouragement and discrimination.

ECOA also requires creditors to provide consumers with timely notices of adverse action taken on credit applications or counteroffers. A prospective borrower applying for a loan but denied credit or offered a counteroffer is provided with an adverse action notice.
FTC Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.    Both the FTC and CFPB regulate advertising, marketing of and practices related to financial products and services. The FTC is charged with preventing unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive, or abusive acts and practices. All marketing materials related to our products must also comply with the advertising requirements set forth in TILA.
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
Electronic Fund Transfer Act.    The Electronic Fund Transfer Act of 1978 (“EFTA”) protects consumers engaging in electronic fund transfers, including preauthorized transactions and recurring transactions. The EFTA is implemented through Regulation E. Borrowers of our products often choose to repay by electronic fund transfers and, accordingly, a written authorization, signed or similarly authenticated, may be required in connection with auto-pay features. Restrictions on how consumers choose to pay or how lenders comply with electronic fund transfers could impact our current business processes.
To the extent a borrower repays his or her payment obligation through electronic fund transfers, the EFTA and Regulation E apply. EFTA and Regulation E contain restrictions, requires disclosures and provides consumers certain rights relating to electronic fund transfers.
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
Unfair, Deceptive, Abusive Acts and Practices.    The Dodd-Frank Act prohibits “unfair, deceptive or abusive” acts or practices (“UDAAPs”). Through enforcement actions, the CFPB has found UDAAP conduct in most phases in the life cycle of a loan, including the marketing, collecting and reporting of loans. UDAAPs could involve omissions or misrepresentations of important information to consumers or practices that take advantages of vulnerable consumers, such as elderly or low-income consumers. All products and services provided by Elevate and its vendors in the US are subject to the UDAAP prohibition. There are also various state laws that govern unfair and deceptive acts and practices with which we must comply.

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

Telephone Consumer Protection Act. We are also subject to the Telephone Consumer Protection Act and its implementing regulations (together, the “TCPA”) and the regulations of the FCC. The TCPA regulates the delivery of live and prerecorded telemarketing calls, non-marketing calls to cell phones through the use of an automated telephone dialing system, fax advertisements, and text messages. For example, under the TCPA, it is unlawful to make many of these types of communications without the prior consent of the recipient. The TCPA also established a federal do-not-call registry, with the Telemarketing Sales Rule, as noted above. We maintain policies and procedures reasonably designed to comply with the TCPA.

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

Fair Credit Billing Act - The Fair Credit Billing Act ("FCBA") protects consumers from prejudicial or unfair billing practices in open-ended lines of credit and credit cards. It lays out consumers' rights to dispute credit card issuers' charges and addresses consumer redress for common billing errors.
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services, including consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services.

The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (“2017 Rule”) on October 5, 2017 which would require us to provide customers notice at least three days before a payment withdrawal attempt, as well as obtain new ACH authorization from a customer following two failed ACH attempts, among other requirements. The 2017 Rule became effective on January 16, 2018; the compliance date for the 2017 Rule was August 19, 2019. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (“2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts for payments. The mandatory compliance deadline for the 2019 Proposed Revisions was August 19, 2019; however, language in the 2019 Proposed Revisions suggests that the CFPB may be receptive to informal requests to revisit the payment provisions requirements.
In a separate CFPB proposal, the CFPB announced it was seeking a 15-month delay in the 2017 Rule's August 19, 2019 compliance date to November 19, 2020, that would apply only to proposed rescinded ability-to-pay provisions. According to the most recent semi-annual regulatory agenda, the CFPB expects to take final action with respect to this proposal in April 2020. On May 7, 2019, the CFPB issued its outline of proposals under consideration for the regulation of debt collection by third-party debt collectors. An extended Notice Period to provide comments to the rule ended in September 2019; the CFPB has not issued a final rule on debt collection by third-party debt collectors and expects to engage in further testing of consumer disclosures related to time-barred debt disclosures. However, if a final rule is promulgated, we will take the necessary steps to ensure that our management and oversight of third-party debt collectors is consistent with the final rule. We also expect the CFPB to continue with its rulemaking regarding the Supervision of Larger Participants in Installment Loan and Vehicle Title Loan Markets, which will enable the CFPB to examine and supervise those markets.
We do not currently know the full extent of the final rules the CFPB will ultimately adopt, and thus, the final rule's impact on our activities is uncertain, however the final rules will likely impose limitations on certain loans and services we offer, and our conduct with respect to such loans and services. We believe that the new rules will ultimately reduce potential consumer harm and allow responsible lenders to continue to serve the large and growing need for non-prime credit. As noted above, Republic Bank, FinWise Bank, and Capital Community Bank are supervised and examined by the FDIC. Furthermore, it is not clear whether and to what extent the FDIC, the CFPB, or both will have supervisory authority over Elevate, as a service provider to these banks. However, banks may have third-party vendor management requirements pursuant to the FDIC's Third-Party Guidance for Managing Third-Party Risk that impose obligations on us with respect to our business.
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
Marketing laws.    Marketing in all mediums, including television, radio and online, is subject to the detailed advertising rules for the consumer credit industry contained in part 3 of the FCA’s CONC rulebook as well as the Financial Services and Markets Act 2000 (Financial Promotion) Order 2005. In particular, all advertisements must be clear, fair and not misleading and include representative cost information and illustrations where particular advertising jargon is included in the material. Certain marketing expressions are also prohibited. We are also subject to the Privacy and Electronic Communications (EC Directive) Regulations 2003, which impose rules on the use of unsolicited marketing and the monitoring of devices.
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

Debt collection practices.    The CCA sets out a formulaic procedure for customers in arrears, applicable when levying default fees and when taking any other steps in relation to default. Firms are required to issue statutory notices in a prescribed format within specific time frames and include self-help information sheets. Failure to comply has severe consequences, including restricting lender rights to enforce relevant loan agreements, charge interest or any levy applicable default fees. The FCA also expects firms that have failed to comply with these requirements to proactively undertake extensive remediation activities, issuing refunds to customers where appropriate, including in cases where customers have not raised a complaint directly. A number of leading banking groups in the UK have undertaken such remediation activities.
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

Privacy laws.    In the UK, we remain subject to the requirements of the EU General Data Protection Regulation ("GDPR") during the post-Brexit transition period under the EU Withdrawal Agreement. Subsequently, we will be subject to UK data protection legislation that we expect to remain comparable to GDPR. The GDPR has imposed a variety of obligations on businesses, including, for example, the appointment of a data protection officer in some circumstances, self-reporting of personal data breaches, obtaining express consent for data processing in some circumstances, and providing a variety of rights to individuals whose personal data is processed, including the “right to be forgotten,” by having records containing such individual's personal data erased. Penalties for non-compliance under the GDPR are up to 4% of annual global turnover (a.k.a. total revenues) for the preceding year or £20 Million (whichever is greater). The UK is expected to transpose the protections of the GDPR into UK law after the end of the Brexit transition period, which is expected to end on December 31, 2020.

In the UK, Regulation (EU) No 910/2014 on electronic identification and trust services for electronic transactions in the internal market ("eIDAS"), came into force on July 1, 2016. eIDAS repealed and replaced the e-Signatures Directive (1999/93/EC) and is directly applicable in all EU Member States, including the UK as it was a member of the EU when eIDAS entered into force. At the same time, the UK also introduced the Electronic Identification and Trust Services for Electronic Transactions Regulations 2016 to, amongst other things, repeal the previous UK e-signature legislation. eIDAS is technology neutral and defines three types of electronic signature (Qualified Electronic Signature (QES), Advanced Electronic Signature (AES) and Simple Electronic Signature (SES)). Article 25(1) of eIDAS provides that an electronic signature shall not be denied legal effect and admissibility as evidence in legal proceedings solely on the grounds that it is in an electronic form or does not meet the requirements of a QES. Articles 25(2) and (3) of eIDAS give a QES the same legal effect as a handwritten signature, and ensure that a QES recognized in one EU Member State is also recognized in other EU Member States.

The Electronic Identification and Trust Services for Electronic Transactions (Amendment etc.) (EU Exit) Regulations 2019 entered into force when the UK left the EU on January 31, 2020. This ensures that the provisions under eIDAS are maintained in UK domestic law when eIDAS ceases to apply in the UK at the end of the Brexit transition period.
There are also strict rules on the instigation of electronic communications such as email, text message and telephone calls under the Privacy and Electronic Communications (EC Directive) Regulations 2003 ("PECR"), which generally impose consent rules regarding unsolicited direct marketing, as well as the monitoring of devices. During the transition period, the GDPR, PECR and other European Union laws will continue to apply within the UK. When the transition period ends, the UK will implement the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, which transpose the protections of the GDPR and PECR under UK law. The UK is expected to continue the protections of the GDPR and PECR for the transfer of personal data into and out of the UK.
We are subject to laws limiting the transfer of personal data from the European Economic Area to non-European Economic Area countries or territories. With respect to Brexit, no immediate steps are necessary in terms of data transfers between the EU and the UK because the GDPR continues to apply in the UK during the transition period. We are keeping track of the adequacy assessments that will take place between the EU and the UK. If necessary, we will take all necessary steps to implement an appropriate data transfer mechanism to facilitate GDPR-compliant transfers of personal data between the UK and the EU.
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
Modern Slavery Act 2018.    UK firms are required to publish an annual statement if they have an annual turnover above a threshold. The statement must confirm the steps taken to ensure that slavery and human trafficking are not taking place in the business or in any supply chain.

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

State	Maximum APR allowed by state	Maximum APR Rise charges
Alabama	*	295%
Delaware	*	299%
Georgia(1)	60%	60%
Idaho	*	299%
Illinois	99%	99%
Kansas(2)	*	299%
Mississippi	*	290%
Missouri	*	299%
New Mexico	175%	175%
North Dakota	*	299%
South Carolina	*	299%
Tennessee(2)	See note (3)	275%
Texas	*	299%
Utah	*	299%
Wisconsin	*	299%

(1)	APR must be less than 60% under applicable state law.

(2)	In Tennessee and Kansas, Rise is a line of credit and the maximum APR noted above is actually the periodic interest and fees allowable by statute.

(3)
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

Elevate has been certified as a "Great Place to Work" from 2016 to 2019 based on a comparison of our employees' survey responses to responses of hundreds of other companies. We believe this reflects our commitment to build a strong and lasting company and corporate culture.

As of December 31, 2019, we had 695 full-time employees, including 260 in technology, 66 in risk management, 86 in loan operations and customer support, 27 in marketing and business development, 143 related to our UK operations and 113 in general and administrative functions. We also outsource certain functions, such as collections and customer service to increase efficiencies and scalability. We use an internal quality team to review and improve third-party performance.
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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We operate in an industry that is rapidly evolving, and we may be unsuccessful in response to these changes.
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

Our most recent annual revenue declined from the prior year and we may not be able to grow in the future.
Our revenues decreased to $747.0 million for the year ended December 31, 2019 from $786.7 million for the year ended December 31, 2018. Our revenue growth rate has fluctuated over the past few years and it is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business or because we are not able to scale effectively as we grow. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We have a history of losses and may not maintain or achieve consistent profitability in the future.

We incurred net income (losses) of $32.2 million, $12.5 million and $(6.9) million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $34.3 million. We will need to generate and sustain increased revenues in future periods in order to become and remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.
As we grow, we expect to continue to expend substantial financial and other resources on:

•	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

•	marketing, including expenses relating to increased direct marketing efforts;

•	product development, including the continued development of our proprietary scoring methodology;

•	funding costs to support loan growth;

•	office space, as we increase the space we need for our growing employee base; and

•	general administration, including legal, accounting and other compliance expenses related to being a public company.

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
Both state and federal governments in the US and regulatory bodies in the UK may seek to impose new laws, direct contractual arrangements with us, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions, or render them unprofitable or impractical to continue. For example, on October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the FCA that prohibits us from making payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.

In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US or the UK less profitable or unattractive. On October 5, 2017 the CFPB issued a final rule covering loans that require consumers to repay all or most of the debt at once, including payday loans, auto title loans, deposit advance products, longer-term loans with balloon payments and any loan with an annual percentage rate over 36% that includes authorization for the lender to access the borrower’s checking or prepaid account (the "2017 Rule"). Since that time, the 2017 Rule has been amended. See "—The CFPB issued proposed revisions to the 2017 Rule affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business" for more information.
We also expect that further new laws and regulations will be promulgated in the UK that could impact our business operations. See “—The UK has imposed, and continues to impose, increased regulation of the high-cost short-term credit industry with the stated expectation that some firms will exit the market” for additional information.
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the US federal government or regulators in the UK impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. On April 30, 2019, Senator Dick Durbin reintroduced a bill that would create a national interest rate cap of 36% on consumer loans. S. 1230 "Protecting Consumers from Unreasonable Credit Rates Act of 2019" is co-sponsored by Senators Jeff Merkley, Sheldon Whitehouse, and Richard Blumenthal. Previous versions have been proposed in 2009, 2013, 2015 and 2017, but the bill has never made it to the House or Senate floor. The current bill is still pending in the Senate. In November 2019, Rep. Jesús "Chuy" García and Rep. Glenn Grothman introduced H.R. 5050, the Veterans and Consumers Fair Credit Act (VCFCA). This bill would create a national rate cap of 36% on all consumer loans from all lenders. Senators Jeff Merkley, Jack Reed, Sherrod Brown and Chris Van Hollen introduced a companion bill in the Senate at the same time. It is anticipated that the House Financial Services Committee will hold hearings and a potential mark-up of H.R. 5050 during calendar year 2020.
On January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans, including personal loans, car loans, and auto title loans, as well as open-end lines of credit made under its California Financing where the amount of credit is $2,500 or more but less than $10,000. Rise loans originated by Elevate are impacted by this law.
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

In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available. In response to Operation Choke Point, H.R. 2706 was introduced in the House to halt future similar actions. The bill passed out of the House on December 11, 2017 but did not progress. H.R. 189 was introduced in the House on January 3, 2019 to address Operation Choke Point. It is unknown if this newly reintroduced legislation will progress further. On May 22, 2019, the FDIC issued a letter in connection with litigation acknowledging that certain of its "employees acted in a manner inconsistent with FDIC policies with respect to payday lenders" in what has been generically described as "Operation Choke Point," and that this conduct created misperceptions about the FDIC's policies. Regulatory threats, undue pressure, coercion, and intimidation designed to restrict access to financial services for lawful businesses have no place at the FDIC."
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
It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. Loan losses are currently the largest cost as a percentage of revenues across each of Rise, Sunny, Elastic, and Today Card. If credit or fraud losses were to rise, this would significantly reduce our profitability. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.
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
Our net charge-offs as a percentage of revenues for the years ended December 31, 2019 and 2018 were 50% and 52%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs. In addition, any upgrades or planned improvements to our technology and credit models may not be implemented on the timeline that we expect or may not drive improvements in credit quality for our products as anticipated, which may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
We depend in part on debt financing to support the growth of our originated portfolios, Rise and Sunny. However, we cannot guarantee that financing will continue to be available beyond the current maturity date of our debt facilities, on reasonable terms or at all. Presently our debt financing for Rise and Sunny primarily comes from a single source, Victory Park Management, LLC (“VPC”), an affiliate of Victory Park Capital. If VPC became unwilling or unable to provide debt financing to us at prices acceptable to us, we would need to secure additional debt financing or potentially reduce loan originations. The availability of these financing sources depends on many factors, some of which are outside of our control.
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
We market Rise and Sunny and provide marketing services to the originating lender in connection with Elastic, Today Card, and Rise bank-originated loans. Direct mailings and electronic offers of preapproved loans and Today Cards to potential loan customers comprise significant marketing channels for both the loans we originate and credit card product we offer, as well as those loans originated by third-party lenders. We estimate that approximately 65% and 92% of new Rise and Elastic loan customers, respectively, in the year ended December 31, 2019 obtained loans as a result of receiving such preapproved offers. The Today Card, which expanded its test launch in November 2018, is expected to expand its direct mailing activities in the future. Our marketing techniques identify candidates for preapproved loan or credit card mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the year ended December 31, 2019, loans issued to Rise, Elastic and Sunny customers referred to us by our strategic partners constituted 17%, 7% and 4% of total respective new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 33% of our revenues for the year ended December 31, 2019, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 6% of our revenues for the year ended December 31, 2019, and the Rise loans originated by a third-party lender, which contributed approximately 14% of our revenues for the year ended December 31, 2019, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs and Rise loans originated by a third-party lender, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems, and we may need to expand our relationships with third parties, or develop relationships with new third parties, to support any new product offerings that we may pursue.
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
Elevate uses third parties for the majority of its collections and recovery activities. If those parties were unable or unwilling to provide those services for Elevate products, we would experience higher defaults until those functions could be outsourced to an alternative service provider or until we could bring those functions in-house and adequately staff and train internally.
Any of these events could result in a loss of revenues and could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
The profitability of our bank-originated products could be adversely affected by policy or pricing decisions made by the originating lenders.
We do not originate and do not ultimately control the pricing or functionality of Elastic lines of credit originated by Republic Bank, Rise loans originated by FinWise Bank ("FinWise") and the Today Card originated by Capital Community Bank ("CCB") (collectively the "Bank-Originated Products" and the "Bank Partners" or the "Banks"). Generally, a "Bank" is an entity that is chartered under federal or state law to accept deposits and/or make loans. Each Bank Partner has licensed our technology and underwriting services and makes all key decisions regarding the marketing, underwriting, product features and pricing. We generate revenues from these products through marketing and technology licensing fees paid by the Bank Partners, and through credit default protection agreements with certain Bank Partners. If the Bank Partners were to change their pricing, underwriting or marketing of the Bank-Originated Products in a way that decreases revenues or increases losses, then the profitability of each loan, line of credit or credit card issued could be reduced. Although this would not reduce the revenues that we receive for marketing and technology licensing services, it would reduce the revenues that we receive from our credit default protection agreements with the Bank Partners.

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
We are also monitoring developments related to the decision by the UK government to leave the European Union (often referred to as "Brexit"), which could have significant implications for our UK business. In March 2017, the UK began the official process to leave the European Union. The UK formally exited the European Union on January 31, 2020. The instability surrounding Brexit and Brexit itself could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, as well as new and uncertain laws, regulations and licensing requirements for the Company as the UK determines which EU laws to replace or replicate. For example, see "—The use of personal data in credit underwriting is highly regulated" below. Any of these effects of Brexit, among others, could adversely affect our operating results.
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

Third parties may also seek to take advantage of unique regulations applicable to consumer loan products to drive up complaints and the cost of doing business in our industry. From the third quarter of 2018, the Company's UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") and others related to the affordability assessment of certain loans. If the Company's evidence supports the affordability assessment and the Company rejects the claim, the customer has the right to take the complaint to the Financial Ombudsman Service (“FOS”) for further adjudication. We have incurred significant costs in the form of FOS administrative fees associated with each individual complaint submitted to FOS, operational costs necessary to manage the large volume of complaints, and payments we are required to make to customers to resolve these complaints. We believe that many of the increased claims against us are without merit and reflect the use of abusive and deceptive tactics by the CMCs. On April 1, 2019, the Financial Conduct Authority (the "FCA") took over responsibility for supervision and authorization of a high percentage of CMCs (those regulated by the Solicitor's Regulation Authority, which account for the minority of CMCs, will not be automatically impacted). In addition to the CMCs issuing claims, some law firms are also issuing claims on behalf of claimants. If we experience an increased volume of complaints due to the activities of the CMCs and law firms representing claimants and continue incurring significant costs to resolve such complaints, such costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. A significant number of consumer complaints could also trigger enhanced regulatory scrutiny by the FCA.
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

Our business is highly dependent upon customers’ ability to access our website and the ability of our employees and those of the originating lenders, as well as third-party service providers, to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities and processing and servicing of loans. Problems with the technology platform running our systems, or a shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, cyber-attacks on, or sustained or repeated disruptions of, such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could reduce new customer acquisition and negatively impact growth, which would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
The automated nature of our platform may make it an attractive target for hacking and potentially vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Despite efforts to ensure the integrity of our platform, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, in which case there would be an increased risk of fraud or identity theft, and we may experience losses on, or delays in the collection of amounts owed on, a fraudulently induced loan. In addition, the software that we have developed to use in our daily operations is highly complex and may contain undetected technical errors that could cause our computer systems to fail. Because each loan made involves our proprietary credit and fraud scoring models, and over 94% of loan applications are fully automated with no manual review required, any failure of our computer systems involving our proprietary credit and fraud scoring models and any technical or other errors contained in the software pertaining to our proprietary credit and fraud scoring models could compromise the ability to accurately evaluate potential customers, which would negatively impact our results of operations. Furthermore, any failure of our computer systems could cause an interruption in operations and result in disruptions in, or reductions in the amount of, collections from the loans we made to customers. If any of these risks were to materialize, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
We frequently explore paths to expand our market reach and product portfolio. For example, we have launched or are in the process of launching other non-prime products like bank-originated installment loans and credit cards through FinWise and the Today Card, a bank-originated credit card. In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology, develop and support new third-party partnerships or other costs which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although the Company outsources most of its customer support and collections staff, additional volumes would lead to increased costs in these areas.
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
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.
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
We purchase significant amounts of data to facilitate our proprietary credit and fraud scoring models. If there was an increase in the cost of data, or if the Company elected to purchase from new data providers, there would be a reduction in our profit margins.
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
Current and future litigation or settlements or regulatory proceedings could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products.
We have been and may also become subject to litigation in the future and a future adverse ruling in or a settlement of any such litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, create obligations, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions. On January 9, 2020, the District of Columbia's Attorney General, Karl A. Racine, issued a subpoena to Elevate alleging that Elevate may have violated the District of Columbia's Consumer Protection Procedures Act in connection with loans issued by banks in the District of Columbia.  The documents requested are related to the FinWise and Republic Bank originated loans in the District of Columbia.  Elevate has engaged counsel and initiated discussions with the Attorney General’s office and is working to address any potential issues and provide certain documents as requested.  Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position. In addition, on January 27, 2020, Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Rise and others are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices.

While no TFI related litigation has been filed directly against Elevate, we can provide no assurances that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On February 20, 2020, Elevate and the TFLT will commence mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance. While Elevate can provide no assurances as to the potential outcome of such mediation process, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation. In addition, if the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. For more information please see “The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. In addition, a lawsuit or the mediation process with the TFLT, could cause investors to sell our stock based on concerns about potential adverse outcomes, whether unfounded or not, which could negatively impact our share price. We and others are also subject to regulatory proceedings, and we could suffer losses as a result of interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if we are not a party to those proceedings. Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
At December 31, 2019, we had a UK net operating loss carryforward (“NOL”) of $57.2 million available to offset future taxable income due to prior period losses. This NOL can be carried forward indefinitely. At December 31, 2018, we had a NOL from US operations of approximately $42.0 million. We expect that our results from operations in 2019 will fully utilize this NOL carryforward. At December 31, 2019, the remaining US NOL was immaterial. If not utilized, the US NOL will begin to expire in 2034. If we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize the NOL or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through December 31, 2019. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, we may not be able to utilize a material portion of our NOL.
RISKS RELATED TO OUR ASSOCIATION WITH TFI
The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.
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

Although no such claims have been brought directly against Elevate to date, in October 2019, Elevate entered into tolling agreements with TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the TFLT. In addition, on February 20, 2020, Elevate and the TFLT will commence mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance. In the event the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. As discussed below, in the event of litigation, to the extent that Elevate is not successful, it could be required to pay money in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. While Elevate can provide no assurances as to whether there will be a settlement, or a judgment against Elevate, or what the terms of any such settlement or judgment could be, in the event that Elevate is unable to pay any amount resulting from such settlement or judgment, it could have a material adverse effect on the Company’s financial condition, and Elevate could be obligated to file for bankruptcy. At this time, because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations.
In addition, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as the TFLT in the TFI bankruptcy could claim that the distribution left TFI insolvent or with unreasonably small capital or that TFI intended or believed it would incur debts beyond its ability to pay such debts as they mature and that TFI did not receive fair consideration or reasonably equivalent value in the spin-off. The measure of insolvency for purposes of such fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. If it were determined that the spin-off constituted a fraudulent conveyance, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. While Elevate can provide no assurances as to whether there will be a settlement, or a judgment against Elevate, or what the terms of any such settlement or judgment could be, in the event that Elevate is unable to pay any amount resulting from such settlement or judgment, it could have a material adverse effect on the Company’s financial condition,or, if there is no settlement and Elevate is deemed to ultimately be held liable in this matter, Elevate could be obligated to file for bankruptcy. In addition, in negotiations with the TFLT in the TFI bankruptcy, Elevate may be obligated to book a reserve for potential settlement amounts that it considers as an estimate of possible loss. Any such reserve could materially impact Elevate’s financial condition. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation.
The CFPB has authority to investigate and issue Civil Investigative Demands to consumer lending businesses and may issue fines or corrective orders.
The CFPB has authority to investigate and issue Civil Investigative Demands (“CIDs”) to consumer lending businesses, including us. In June 2012, prior to the spin-off, and after the spin-off, TFI received CIDs from the CFPB. The purpose of the CIDs purportedly was to determine whether TFI engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. On November 15, 2017, the CFPB sued TFI alleging it engaged in unfair, deceptive, or abusive acts or practices. The CFPB and TFI have settled all claims and have received final court approval in the United States Bankruptcy Court for the Northern District of Texas. While TFI’s business is distinct from our business, we cannot predict the final outcome of this litigation or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all.

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

Where applicable, we seek to comply with state installment, CSO, servicing and similar statutes. In all jurisdictions with licensing or other requirements that we believe may be applicable to us, we comply with the relevant requirements by acquiring the necessary licenses or authorization and submitting appropriate registrations in connection therewith. Nevertheless, if we are found to not have complied with applicable laws, we could lose one or more of our licenses or authorizations or face other sanctions or penalties or be required to obtain other licenses or authorizations in such jurisdiction, which may have an adverse effect on our ability to perform our servicing obligations or make products or services available to borrowers in particular states, which may harm our business.

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

Many states, including California, Massachusetts, Maryland and New York, have taken steps to actively enforce consumer protection laws, including through the creation of so-called “mini-CFPBs.”

The CFPB issued proposed revisions to the 2017 Rule affecting the consumer lending industry, and these or subsequent new rules and regulations, if they are finalized, may impact our US consumer lending business.
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (the "2017 Rule") on October 5, 2017, covering certain short-term and longer-term loans with an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (the “2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts. Among other requirements, the payment provisions prohibit lenders that have had two consecutive attempts to collect money from a consumers’ account returned for insufficient funds from making any further attempts to collect from the account unless the consumers have provided new authorizations for additional payment transfers. Additionally, the payment provisions require us to give consumers at least three business days' advance notice before attempting payment withdrawals. The mandatory compliance deadline for the payment provisions of the 2017 Rule was August 19, 2019. Language in the 2019 Proposed Revisions suggest that the CFPB may be receptive to informal requests to revisit such payment provisions requirements. There are also recordkeeping requirements and compliance plan requirements in the 2019 Proposed Rule that will apply to us. On June 7, 2019, the CFPB announced a 15-month delay in the rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescission of the ability-to-pay provisions. Relatedly, the Community Financial Services Association of America (“CFSA”) sued the CFPB in April 2018 over the Payday, Vehicle Title, and Certain High-Cost Lending Rule. As a result, the court suspended the Bureau’s August 19, 2019 implementation of the 2019 Proposed Revisions pending further order of the court. On August 6, 2019 the court issued an order that leaves the compliance date stay in effect. The CFPB plans to finalize the 2019 Proposed Revisions in the first or second quarter of 2020. To the extent that the 2019 Proposed Revisions, or subsequent new rules and regulations proposed by the CFPB, are finalized, the results of operations of our US consumer lending business could be adversely affected.

The FDIC has issued examination guidance affecting our unaffiliated third-party lenders and these or subsequent new rules and regulations could have a significant impact on our products originated by unaffiliated third-party lenders.
The Bank-Originated Products are offered by Elevate's unaffiliated third-party lenders using technology, underwriting and marketing services provided by Elevate. The unaffiliated third-party lenders are supervised and examined by both the states that charter them and the FDIC. If the FDIC or a state supervisory body considers any aspect of the products originated by unaffiliated third-party lenders to be inconsistent with its guidance, the unaffiliated third-party lenders may be required to alter the product.

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
During the years ended December 31, 2019 and 2018, our UK operations represented 14% and 16%, respectively, of our consolidated total revenues. In the UK, we are subject to regulation by the FCA pursuant to the Financial Services and Markets Act 2000 (the “FSMA”), the Consumer Credit Act 1974, as amended (the “CCA”), and secondary legislation passed under such statutes, among other rules and regulations including the FCA Handbook, which collectively serve to transpose the obligations under the European Consumer Credit Directive into UK law.
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
During 2019 and 2018, our UK business received an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The FCA began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of December 31, 2019, we accrued approximately $2.3 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
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

On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the FCA that prohibits us from making any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.
Our advertising and marketing materials and disclosures have been and continue to be subject to regulatory scrutiny, particularly in the UK.
In the jurisdictions where we operate, our advertising and marketing activities and disclosures are subject to regulation under various industry standards, consumer protection laws, and other applicable laws and regulations. Consistent with the consumer lending industry as a whole (see “—The consumer lending industry continues to be subjected to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations” above), our advertising and marketing materials have come under increased scrutiny. In the UK, for example, consumer credit firms are subject to the financial promotion regime set out in the FSMA (Financial Promotion) Order 2005 and specific rules in the CONC, part 3, such as the inclusion of a risk warning on all advertising materials. The FCA has also decided to adopt certain elements of industry codes as FCA rules on a case by case basis. Our advertising and marketing materials in the UK are subject to review and regulation both by the FCA and the Advertising Standards Authority. We have in some cases been required to withdraw, amend or add disclosures to such materials, or have done so voluntarily in response to inquiries or complaints. Going forward, there can be no guarantee that we will be able to advertise and market our business in the UK or elsewhere in a manner we consider effective. Any inability to do so could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
On August 13, 2018, the California Supreme Court in Eduardo De La Torre, et al. v. CashCall, Inc., held that interest rates on consumer loans of $2,500 or more could be found unconscionable under section 22302 of the California Financial Code, despite not being subject to certain statutory interest rate caps and that such a finding requires a full unconscionability analysis, which is fact-intensive.  The California Supreme Court did not hold that any particular loan or loans were unconscionable. In its opinion, the California Supreme Court noted that the unconscionability determination is not an easy one, that high interest rates may indeed be justified for higher risk borrowers. As a result of the California Supreme Court’s ruling, the case was remanded to the Northern District of California. The Judge for the Northern District of California dismissed the case, on the basis that the unconscionability analysis and class action determination are matters of state law for evaluation by a state court.
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

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the US Supreme Court to deny certiorari, the US Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the United States District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware's state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. At this time, it is unknown whether Madden will be applied outside of the defaulted debt context in which it arose; however, recently two class actions, Cohen v Capital One Funding, LLC, et al and Chase Card Funding, LLC, et al, have relied on Madden to challenge the interest rate charged once debt was sold to securitization trusts. The facts in CashCall, Navient and Madden are not directly applicable to our business, as we do not engage in practices similar to those at issue in CashCall, Navient or Madden, and we do not purchase whole loans or engage in business in states within the Second Circuit. However, to the extent that either the holdings in CashCall or Madden were broadened to cover circumstances applicable to our business, or if other litigation on related theories were brought against us and were successful, or we were otherwise found to be the "true lender," we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans sold in the secondary market, in November 2019, the OCC and the FDIC took action to reaffirm the “valid when made” doctrine by issuing a notice of proposed rulemaking to clarify that when a bank sells, assigns, or otherwise transfers a loan, the interest permissible prior to the transfer would continue to be permissible following the transfer. The 60-day comment periods ended January 21, 2020 and February 4, 2020, respectively, and it is anticipated that the agencies will issue final rules soon. The FDIC issued a similar proposed rule to reaffirm the “valid when made” doctrine and its comment period ended on February 4, 2020.
Relatedly, the OCC and FDIC have signaled they are working on a rule to remove uncertainty surrounding the “true lender” theory-which involves a claim by a borrower or regulator that the supposed “true lender” of a loan funded by a bank is a non-bank service provider of the bank, rather than the bank itself. This controversial theory poses a growing threat to banks’ ability to enter into contractual partnerships with nonbank service providers to extend responsible credit products that are far superior to payday loans. Such a theory threatens to undermine the long-established lending powers of national and state chartered banks and the validity of their originated loans and could cause substantial disruption to the financial system upon which all Americans rely. As a result, the agencies are looking to provide clarity for banks and their non-bank service providers.

Lastly, the OCC and FDIC are also working on a proposed “Small Dollar Rule” which will facilitate greater financial inclusion and give guidance for banks that make “small dollar” loans to non-prime consumers. The guidance could impact the products or interest rates that unaffiliated third-party banks originate utilizing the Elevate’s lending platforms.
California’s Governor Gavin Newsom recently proposed a new law, the California Consumer Financial Protection Law (CCFPL), that would rename the Department of Business Oversight to be the Department of Financial Protection and Innovation and also empower the Department to extend state oversight to financial services providers not currently subject to state supervision but also facilitate innovation.
In 2017, the Colorado Attorney General recently filed complaints in state court against marketplace lenders Marlette Funding LLC and Avant of Colorado LLC on behalf of the administrator of Colorado’s Uniform Consumer Credit Code (UCCC), alleging violations of the UCCC based on “true lender” and loan assignment cases with respect to lending programs sponsored by WebBank and Cross River Bank, respectively. The complaints allege that the non-bank service providers, Marlette Funding LLC and Avant of Colorado LLC - rather than WebBank and Cross River Bank, are the "true lenders," and therefore subject to Colorado usury limits. Efforts by Avant and Marlette Funding to remove the cases to federal court and efforts by Cross River Bank and WebBank seeking declaratory judgments against the administrator of Colorado's UCCC failed (although both Cross River Bank and WebBank filed appeals with the Tenth Circuit). At this time, it is unknown what the outcome of these cases will be and whether any conclusions of law would be applied outside Colorado. However, recently in November 2018, the administrator of Colorado's UCCC amended its complaints against Avant and Marlette Funding to add additional parties (the securitization trusts that acquired the loans originated under the bank partnerships Avant and Marlette Funding have with Cross River Bank and WebBank) alleging violations of Colorado's UCCC related to the finance charges and fees received by the securitization trusts. Another marketplace lender, Kabbage, Inc. and its bank, Celtic Bank, were sued in Massachusetts federal court in 2017, with the defendant alleging that Kabbage, not Celtic Bank, is the “true lender.” Kabbage, Inc. was successful in compelling arbitration in that case. In October 2019, Kabbage was sued in the Southern District of New York by several small businesses alleging violations of state usury laws (California, Massachusetts, Colorado, New York) and racketeering and conspiracy under federal RICO statutes. It also includes claims for violations of various state laws other than usury laws, including the California Financing Law Code (CFLC).

The plaintiffs in that case also make a UDAP claim under Massachusetts law in which they allege that Kabbage’s loan agreements were “contracts of adhesion” that included “unconscionable and unfair provisions” such as provisions that required the plaintiffs to waive the right to a jury trial, waive the right to participate in a class action, and waive the right to seek legal redress in their home state. It is expected that the Kabbage will again seek to compel arbitration in this most recent lawsuit.
In the last few months, we have seen increased activity by some state regulatory authorities seeking to understand the services we provide to our Bank Partners. We cannot predict the final outcome of these inquiries or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all. It is possible that some state regulators could conclude that we are subject to state laws, including licensing or registration in connection with services we provide to our Bank Partners.
In September 2019, the FDIC and the OCC jointly submitted an amicus brief to the U.S. District Court for the District of Colorado in support of the appellee debt buyer, urging the district court to uphold the bank's rights to enforce that debt to the debt buyer, including the bank's right to charge interest as authorized under the laws of its home state. The brief includes related discussions of (i) the rights of federally regulated banks to "export" their home states' interest rates by charging those rates to borrowers nationwide, first with respect to national banks under section 85 of the National Bank Act and then with respect to state banks under section 27 of the Federal Deposit Insurance Act and (ii) federal preemption of state usury laws. The portion of the brief that discusses rate exportation strongly reaffirms the OCC and the FDIC's complete accord that section 27 and section 85 should be mirror images of each other. At the conclusion of their brief, the agencies ask the district court to affirm the bankruptcy court's decision on the basis that affirmation would "preserve the banks' longstanding ability to engage in loan sales, would reaffirm the traditional protections that such loan sales have received under the law, would ensure the proper functioning of the credit markets, and would promote safety and soundness in the banking sector by supporting loan sales and securitizations, which are used to manage capital and liquidity positions."

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

A number of proposals have recently been implemented or are pending before federal, state, and international legislative and regulatory bodies that could impose obligations in areas such as privacy. For example, the European Union's new General Data Protection Regulation (the “GDPR”) was implemented in the UK in May 2018, and the California Consumer Privacy Act (the “CCPA”) came into effect on January 1, 2020. The GDPR is more prescriptive than the prior EU regime and has imposed new obligations on businesses, including the requirement to appoint a data protection officer in some circumstances, self-report personal data breaches, obtain express consent to data processing in certain circumstances and provide more enhanced rights to individuals whose personal data they process, including the "right to be forgotten," by having records containing their personal data erased, subject to certain exceptions. Penalties for non-compliance with the GDPR are significant, with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. Similar to the GDPR, the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections. California Attorney General ("AG") Xavier Becerra issued draft regulations on October 11, 2019 to guide covered businesses' implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG's input, as well as others that have been the subject of confusion, criticism, or discussion.
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
In the US, the FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. Compliance with the FCRA and related laws and regulations concerning consumer reports has recently been under regulatory scrutiny. The FCRA requires us to provide a Notice of Adverse Action to a loan applicant when we deny an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and the specific reasons for the denial of credit. The FCRA also requires us to promptly update any credit information reported to a consumer reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by us to a consumer reporting agency. Historically, the FTC has played a key role in the implementation, oversight, enforcement and interpretation of the FCRA. Pursuant to the Dodd-Frank Act, the CFPB has primary supervisory, regulatory and enforcement authority of FCRA issues. Although the FTC also retains its enforcement role regarding the FCRA, it shares that role in many respects with the CFPB. The CFPB has taken a more active approach than the FTC, including with respect to regulation, enforcement and supervision of the FCRA. Changes in the regulation, enforcement or supervision of the FCRA may materially affect our business if new regulations or interpretations by the CFPB or the FTC require us to materially alter the manner in which we use personal data in our credit underwriting.
On May 28, 2018, our UK business became subject to the GDPR, and in January 2020, our California business became subject to the CCPA. As described above in "-Our business is subject to complex and evolving US and international laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement or otherwise harm our business," the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections, and the GDPR is more prescriptive than the prior regime and includes new obligations on businesses, including the requirement to appoint a data protection officer, self-report breaches, obtain express consent to data processing and provide more rights to individuals whose data they process, including the “right to be forgotten,” by having their records erased. Penalties for non-compliance with the GDPR are significant with a maximum fine calculated as the higher of €20 million or 4% of global turnover for the preceding year. There are also strict rules on the use of credit reference data under the CCA regulations and the CONC. We are also subject to laws limiting the transfer of personal data from the European Economic Area to non-European Economic Area countries or territories.

There are also strict rules on the instigation of electronic communications such as email, text message and telephone calls under the Privacy and Electronic Communications (EC Directive) Regulations 2003 (“PECR”), which generally prohibit unsolicited direct marketing by electronic means without express consent, as well as the monitoring of devices. The UK left the European Union on January 31, 2020. During the transition period agreed between the UK and the European Union, which is expected to end on December 31, 2020, the GDPR, PECR and other European Union laws will continue to apply within the UK. When the transition period ends, the UK will implement the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019, which transpose the protections of the GDPR and PECR under UK law. The UK is expected to continue the protections of the GDPR and PECR for the transfer of personal data into and out of the UK. We expect to comply with any changes to the framework for the transfer of personal data into and out of the UK but can provide no assurances as to whether such regulation will be more or less burdensome than the GDPR, PECR and other European Union regulations, and we may incur significant costs in transitioning to any new regulatory model. Furthermore, compliance with any new or developing privacy laws in the US, including the CCPA or other state or federal laws that may be enacted in the future, may require significant resources and could have a material adverse impact on our business and results of operations.
The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the Data Protection Act ("DPA"), GDPR, PECR and any supplementary data protection legislation may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.
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

•	changes in economic conditions;

•	changes in prevailing interest rates;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the financial services industry;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	quarterly fluctuations in demand for our loans;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	regulatory developments in the US, foreign countries or both and our ability to comply with applicable regulations;

•	material litigation, including class action lawsuits;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	entry into, modification of or termination of a material agreement; or

•	departures of key personnel or directors.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the NYSE listing standards and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.
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
However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.” As a result, our stockholders may not have access to certain information they deem important.
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

We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for securities and our stock price may be more volatile.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
The Company leases its corporate headquarters in Fort Worth, Texas pursuant to a lease that expires September 30, 2023 and covers 94,979 square feet. We also lease approximately 59,360 square feet of office space in Addison, Texas pursuant to a lease that expires June 30, 2026.

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
TFI Settlement with CFPB
In June 2012, prior to the spin-off from TFI, and in February 2016, after the spin-off, TFI received Civil Investigative Demands from the CFPB. The purpose of the Civil Investigative Demands was to determine whether small-dollar online lenders or other unnamed persons engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of Section 1036 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. Further, on November 15, 2017 the CFPB sued TFI alleging it deceived consumers into paying debts that were not valid and that it collected loan payments that consumers did not owe. The CFPB and TFI have agreed to settle all claims and executed a settlement agreement that was filed with the United States District Court for the District of Montana and is part of a larger resolution of the bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Texas involving TFI. While TFI’s business is distinct from our business, we cannot predict the final outcome of the Civil Investigative Demands or to what extent any obligations arising out of such final outcome will be applicable to our company or business, if at all.
Other Matters
While no TFI related litigation has been filed directly against Elevate, we can provide no assurances that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On February 20, 2020, Elevate and the TFLT will commence mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance. While Elevate can provide no assurances as to the potential outcome of such mediation process, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation. In addition, if the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. For more information please see “The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
On January 9, 2020, the District of Columbia's Attorney General, Karl A. Racine, issued a subpoena to Elevate alleging that Elevate may have violated the District of Columbia's Consumer Protection Procedures Act in connection with loans issued by banks in the District of Columbia.  The documents requested are related to the FinWise and Republic Bank originated loans in the District of Columbia.  Elevate has engaged counsel and initiated discussions with the Attorney General’s office and is working to address any potential issues and provide certain documents as requested.  Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
In addition, on January 27, 2020, Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Rise and others are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Principal Market
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol "ELVT" on April 6, 2017.
Stockholders
There were 51 stockholders of record of Elevate common stock as of February 12, 2020.
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
Issuer Purchases of Equity Securities
On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The prior authorization totaled $5 million for both fiscal years 2019 and 2020. The Company purchased $3.3 million of common shares under its $5 million authorization during the second half of 2019. The share repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.

The following table provides information about our common stock repurchases during the quarter ended December 31, 2019.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2019 to October 31, 2019	—	$—	—	$9,565,938
November 1, 2019 to November 30, 2019	146,058	$4.12	146,058	$8,964,273
December 1, 2019 to December 31, 2019	531,482	$4.34	531,482	$6,655,716
Total	677,540	$4.27	677,540

(1) Includes fees and commissions associated with the shares repurchased.

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

Consolidated statements of operations data (dollars in thousands, except share and per share amounts)	For the years ended December 31,
	2019	2018	2017	2016	2015

Revenues	$746,962	$786,682	$673,132	$580,441	$434,006
Cost of sales:
Provision for loan losses	364,241	411,979	357,574	317,821	232,650
Direct marketing costs	51,283	77,605	72,222	65,190	61,032
Other cost of sales	28,846	26,359	20,536	17,433	15,197
Total cost of sales	444,370	515,943	450,332	400,444	308,879
Gross profit	302,592	270,739	222,800	179,997	125,127
Operating expenses:
Compensation and benefits	103,070	94,382	81,969	65,657	60,568
Professional services	36,715	35,864	32,848	30,659	25,134
Selling and marketing	7,381	9,435	8,353	9,684	7,567
Occupancy and equipment	20,712	17,547	13,895	11,475	9,690
Depreciation and amortization	17,380	12,988	10,272	10,906	8,898
Other	5,911	5,649	4,600	3,812	4,303
Total operating expenses	191,169	175,865	151,937	132,193	116,160
Operating income	111,423	94,874	70,863	47,804	8,967
Other income (expense):
Net interest expense	(66,646)	(79,198)	(73,043)	(64,277)	(36,674)
Foreign currency transaction gain (loss)	334	(1,409)	2,900	(8,809)	(2,385)
Non-operating income (loss)	(681)	(350)	2,295	(43)	5,523
Total other expense	(66,993)	(80,957)	(67,848)	(73,129)	(33,536)
Income (loss) before taxes	44,430	13,917	3,015	(25,325)	(24,569)
Income tax expense (benefit)	12,247	1,408	9,931	(2,952)	(4,658)
Net income (loss)	$32,183	$12,509	$(6,916)	$(22,373)	$(19,911)
Basic income (loss) per share	$0.73	$0.29	$(0.20)	$(1.74)	$(1.59)
Diluted income (loss) per share	$0.73	$0.28	$(0.20)	$(1.74)	$(1.59)
Basic weighted-average shares outstanding	43,805,845	42,791,061	33,911,520	12,894,262	12,525,847
Diluted weighted-average shares outstanding	44,338,205	44,299,304	33,911,520	12,894,262	12,525,847

Adjustments to arrive at Adjusted EBITDA:
Net income (loss)	$32,183	$12,509	$(6,916)	$(22,373)	$(19,911)
Net interest expense	66,646	79,198	73,043	64,277	36,674
Share-based compensation	9,940	8,233	6,318	1,707	847
Foreign currency transaction (gain) loss	(334)	1,409	(2,900)	8,809	2,385
Depreciation and amortization	17,380	12,988	10,272	10,906	8,898
Non-operating (income) loss	681	350	(2,295)	43	(5,523)
Income tax expense (benefit)	12,247	1,408	9,931	(2,952)	(4,658)
Adjusted EBITDA(1)	$138,743	$116,095	$87,453	$60,417	$18,712

	As of and for the years ended December 31,
Other financial and operational data (dollars in thousands, except as noted)	2019	2018	2017	2016	2015

Free cash flow(2)	$58,466	$15,460	$16,741	$19,930	$(29,054)
Number of new customer loans	247,706	316,483	305,186	277,637	238,238
Ending number of combined loans outstanding	374,484	398,604	361,972	289,193	222,723
Customer acquisition costs (in dollars)	$207	$245	$237	$235	$256

Net charge-offs(3)	$371,458	$409,160	$347,010	$299,700	$214,795
Additional provision for loan losses(3)	(7,217)	2,819	10,564	18,121	17,855
Provision for loan losses	$364,241	$411,979	$357,574	$317,821	$232,650
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(4)	10%	11%	10%	12%	12%
Net charge-offs as a percentage of revenues	50%	52%	52%	52%	49%
Total provision for loan losses as a percentage of revenues	49%	52%	53%	55%	54%
Combined loan loss reserve(5)	$89,075	$96,052	$93,789	$82,376	$65,784
Combined loan loss reserve as a percentage of combined loans receivable(5)	13%	14%	14%	16%	17%
Effective APR of combined loan portfolio	122%	129%	131%	146%	173%
Ending combined loans receivable – principal(4)	$640,779	$648,538	$618,375	$481,210	$356,069

(1)
Adjusted EBITDA is not a financial measure prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). Adjusted EBITDA represents our net income (loss), adjusted to exclude: net interest expense primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund or purchase loans; share-based compensation; foreign currency gains and losses associated with our UK operations; depreciation and amortization expense on fixed assets and intangible assets; non-operating income and losses associated with fair value adjustments or dispositions; and income taxes. See “Management’s discussion and analysis of financial condition and results of operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure calculated in accordance with US GAAP.

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
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.4 million customers with $8.1 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
We earn revenues on the Rise and Sunny installment loans, on the Rise and Elastic lines of credit and on the Today Card credit card product. Our revenue primarily consists of finance charges and line of credit fees. Finance charges are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. Line of credit fees are recognized when they are assessed and recorded to revenue over the life of the loan. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and by our bank partners that license our brands, Republic Bank, FinWise Bank and Capital Community Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheets in accordance with US GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we make to our Rise and Sunny customers and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to approximately $500 million at December 31, 2019. See “—Liquidity and Capital Resources—Debt facilities.”
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. FinWise Bank initially provides all of the funding and retains a percentage of the balances of all of the loans originated and sells the remaining loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $150 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity under GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.

The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, the Company is the primary beneficiary of Elastic SPV and is required to consolidate the financial results of Elastic SPV as a variable interest entity ("VIE") in its consolidated financial results.

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of December 31, 2019. See “—Liquidity and Capital Resources—Debt facilities.”

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

Revenues

	As of and for the years ended December 31,
Revenue metrics (dollars in thousands, except as noted)	2019	2018	2017
Revenues	$746,962	$786,682	$673,132
Period-over-period revenue increase/(decrease)	(5)%	17%	16%
Ending combined loans receivable – principal(1)	640,779	648,538	618,375
Average combined loans receivable – principal(1)(2)	609,596	607,743	506,928
Total combined loans originated – principal	1,386,768	1,498,351	1,318,338
Average customer loan balance (in dollars)(3)	1,711	1,627	1,708
Number of new customer loans	247,706	316,483	305,186
Ending number of combined loans outstanding	374,484	398,604	361,972
Customer acquisition costs (in dollars)	$207	$245	$237
Effective APR of combined loan portfolio	122%	129%	131%
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

Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), finance charges on Sunny installment loans and revenues earned on the Rise and Elastic lines of credit. Finance charge and fee revenues from the Today Card credit card product, which expanded its test launch in November 2018, were immaterial. See “—Components of our Results of Operations—Revenues.”
Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank) and the 96% participation in FinWise Bank originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our Consolidated Balance Sheet.
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
The actual total revenue we realize on a loan portfolio is also impacted by the amount of prepayments and charged-off customer loans in the portfolio. For a single loan, on average, we typically expect to realize approximately 60% of the revenues that we would otherwise realize if the loan were to fully amortize at the stated APR. From the Rise example above, if we waived $400 of interest for this customer, the effective APR for this loan would decrease to 149%.
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
The following tables summarize the changes in customer loans by product for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
New customer loans originated	108,813	50,912	159,725	87,981	247,706
Former customer loans originated	80,624	62	80,686	—	80,686
Attrition	(179,760)	(67,847)	(247,607)	(104,905)	(352,512)
Ending number of combined loans outstanding	152,435	149,524	301,959	72,525	374,484
Customer acquisition cost	$248	$226	$241	$145	$207
Average customer loan balance	$2,297	$1,719	$2,011	$464	$1,711

	Year ended December 31, 2018
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
New customer loans originated	111,860	99,820	211,680	104,803	316,483
Former customer loans originated	86,278	746	87,024	—	87,024
Attrition	(196,170)	(74,841)	(271,011)	(95,864)	(366,875)
Ending number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
Customer acquisition cost	$275	$240	$259	$218	$245
Average customer loan balance	$2,167	$1,746	$1,940	$544	$1,627
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

	Year Ended December 31, 2017
	Rise (US)	Elastic (US)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	121,996	89,153	211,149	78,044	289,193
New customer loans originated	116,030	110,145	226,175	79,011	305,186
Former customer loans originated	71,109	—	71,109	—	71,109
Attrition	(168,345)	(58,626)	(226,971)	(76,545)	(303,516)
Ending number of combined loans outstanding	140,790	140,672	281,462	80,510	361,972
Customer acquisition cost	$281	$182	$233	$249	$237
Average customer loan balance	$2,276	$1,784	$2,030	$584	$1,708
Recent trends.    Our revenues for the year ended December 31, 2019 totaled $747.0 million, a decrease of 5% versus the prior year period. This decrease in revenues primarily resulted from a decrease in our effective APR on the combined loans receivable - principal balance as the APR declined to 122% during the year ended December 31, 2019 from 129% during the comparable prior year period. This decrease in the average APR resulted primarily from our Rise product as the average APR of a new Rise loan originated by a FinWise Bank customer is 130%, which is lower than our typical state-licensed Rise customer but with a better credit profile. In addition, we have experienced slower new customer loan growth as we funded 247,706 new customer loans for the year ended December 31, 2019, a decrease of 22% from the prior year. As we disclosed in our 2018 Annual Report on Form 10-K, we chose to moderate our new customer growth in 2019 as we deployed and refined our new credit models during the second and third quarters of 2019.
Our CAC was significantly lower for the year ended December 31, 2019 as compared to prior year and was below the lower end of our targeted range of $250 to $300. This decrease was attributable to all three products. The Rise and Elastic CAC decreased due to more efficient marketing spend. The Sunny CAC also decreased for the year ended December 31, 2019 from $218 to $145 due to more efficient marketing spend coupled with diminished competition in the UK market. We believe our CAC in future quarters will remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and benefit from continued less competition in the UK market.
Credit quality

	As of and for the years ended December 31,
Credit quality metrics (dollars in thousands)	2019	2018	2017
Net charge-offs(1)	$371,458	$409,160	$347,010
Additional provision for loan losses(1)	(7,217)	2,819	10,564
Provision for loan losses	$364,241	$411,979	357,574
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	10%	11%	10%
Net charge-offs as a percentage of revenues(1)	50%	52%	52%
Total provision for loan losses as a percentage of revenues	49%	52%	53%
Combined loan loss reserve(3)	$89,075	$96,052	$93,789
Combined loan loss reserve as a percentage of combined loans receivable(3)	13%	14%	14%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	13%	11%	11%	12%
2018	13%	12%	13%	14%
2017	15%	14%	12%	13%

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily combined loans receivable - principal balances during each quarter.

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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce total gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric.
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
Recent trends.    Total loan loss provision for the year ended December 31, 2019 was 49% of revenues, which was within our targeted range of 45% to 55%, and lower than the 52% in the prior year period. For the year ended December 31, 2019, net charge-offs as a percentage of revenues totaled 50%, compared to 52% in the prior year period. We expect total loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting models and processes.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13% and 14% as of December 31, 2019 and December 31, 2018, respectively, reflecting improvements in our credit quality in each product portfolio. Past due loan balances at December 31, 2019 were 10% of total combined loans receivable - principal, down from 11% from a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through December 31, 2019 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% targeted range. In the beginning of 2019, we implemented new fraud tools that have helped lower fraud losses. Additionally, we rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third quarter of 2019. The preliminary data on the 2019 vintage is that it is performing better than both 2017 and 2018 vintages.

Cumulative loss rates by loan vintage[1]
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2014
2013
2016
2015
YTD Dec 2018
2018
2017
YTD Dec 2019
2013
2014
2015
2016
2017
2018
YTD Dec 2019
YTD Dec 2018

(1) The 2019 vintage is not yet fully mature from a loss perspective.

Margins

	Twelve Months Ended December 31,
Margin metrics (dollars in thousands)	2019	2018	2017

Revenues	$746,962	$786,682	$673,132
Net charge-offs(1)	(371,458)	(409,160)	(347,010)
Additional provision for loan losses(1)	7,217	(2,819)	(10,564)
Direct marketing costs	(51,283)	(77,605)	(72,222)
Other cost of sales	(28,846)	(26,359)	(20,536)
Gross profit	302,592	270,739	222,800
Operating expenses	(191,169)	(175,865)	(151,937)
Operating income	$111,423	$94,874	$70,863
As a percentage of revenues:
Net charge-offs	50%	52%	52%
Additional provision for loan losses	(1)	—	2
Direct marketing costs	7	10	11
Other cost of sales	4	3	3
Gross margin	41	34	33
Operating expenses	26	22	23
Operating margin	15%	12%	11%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
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
Recent operating margin trends.    For the year ended December 31, 2019, our operating margin was 15%, which was an improvement from 12% in the prior year period. This increase was largely due to a higher gross margin driven by lower direct marketing costs and an overall lower loan loss provision due to improved credit quality in the loan portfolio.
Direct marketing costs for the year ended December 31, 2019 decreased to 7% of revenue from 10% in the prior year period. This decrease is due to the measured new customer growth we targeted as we focused on deploying our new credit models during the second quarter of 2019 and refining our credit models during the third quarter of 2019. The lower marketing spend, coupled with improved marketing efficiencies, resulted in a CAC of $207 for the year ended December 31, 2019, which is below the low end of our targeted range of $250 to $300 and lower than the CAC of $245 for the prior year. We expect CAC to continue to be within or below our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels for our Rise and Elastic products, and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss), adjusted to exclude:

•	Net interest expense primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund the loan portfolios;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Gains and losses from fair value adjustments or dispositions included in non-operating income (loss); and

•	Income taxes.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income (loss)	$32,183	$12,509	$(6,916)
Adjustments:
Net interest expense	66,646	79,198	73,043
Share-based compensation	9,940	8,233	6,318
Foreign currency transaction (gain) loss	(334)	1,409	(2,900)
Depreciation and amortization	17,380	12,988	10,272
Non-operating (income) loss	681	350	(2,295)
Income tax expense	12,247	1,408	9,931
Adjusted EBITDA	$138,743	$116,095	$87,453

Adjusted EBITDA margin	19%	15%	13%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017

Net cash provided by operating activities(1)	$370,344	$362,276	$308,688
Adjustments:
Net charge-offs – combined principal loans	(287,188)	(319,326)	(275,192)
Capital expenditures	(24,690)	(27,490)	(16,755)
FCF	$58,466	$15,460	$16,741
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.

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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce total gross charge-offs.

Additional provision for loan losses.    Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology.

	Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017

Net charge-offs	$371,458	$409,160	$347,010
Additional provision for loan losses	(7,217)	2,819	10,564
Provision for loan losses	$364,241	$411,979	$357,574
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
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 19 states. Prior to August 1, 2019, FinWise Bank retained 5% of the balances of all originated loans and sold a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. Elevate is required to consolidate EF SPV as a VIE under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 96% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
The information presented in the tables below on a combined basis are non-GAAP measures based on a combined portfolio of loans, which includes the total amount of outstanding loans receivable that we own and that are on our balance sheets plus outstanding loans receivable originated and owned by third parties that we guarantee pursuant to CSO programs in which we participate. See “—Basis of Presentation and Critical Accounting Policies—Allowance and liability for estimated losses on consumer loans” and “—Basis of Presentation and Critical Accounting Policies—Liability for estimated losses on credit service organization loans.”
We believe these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the combined loan portfolio on an aggregate basis. We also believe that the comparison of the combined amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheets since both revenues and cost of sales as reflected in our financial statements are impacted by the aggregate amount of loans we own and those CSO loans we guarantee.
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Consolidated Balance Sheets included elsewhere in this Annual Report on Form 10-K);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2017	2018				2019
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$514,147	$471,996	$493,908	$525,717	$543,405	$491,208	$523,785	$543,565	$559,169
Loans receivable – principal, past due, company owned	61,856	60,876	58,949	69,934	68,251	55,286	55,711	65,824	63,413
Loans receivable – principal, total, company owned	576,003	532,872	552,857	595,651	611,656	546,494	579,496	609,389	622,582
Loans receivable – finance charges, company owned	36,562	31,181	31,519	36,747	41,646	32,491	31,805	35,702	38,091
Loans receivable – company owned	612,565	564,053	584,376	632,398	653,302	578,985	611,301	645,091	660,673
Allowance for loan losses on loans receivable, company owned	(87,946)	(80,497)	(76,575)	(89,422)	(91,608)	(76,457)	(75,896)	(89,667)	(86,996)
Loans receivable, net, company owned	$524,619	$483,556	$507,801	$542,976	$561,694	$502,528	$535,405	$555,424	$573,677
Third-Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$41,220	$33,469	$35,114	$36,649	$35,529	$27,941	$21,099	$18,633	$17,474
Loans receivable – principal, past due, guaranteed by company	1,152	1,123	1,494	1,661	1,353	696	596	697	723
Loans receivable – principal, total, guaranteed by company(1)	42,372	34,592	36,608	38,310	36,882	28,637	21,695	19,330	18,197
Loans receivable – finance charges, guaranteed by company(2)	3,093	2,612	2,777	3,103	2,944	2,164	1,676	1,553	1,395
Loans receivable – guaranteed by company	45,465	37,204	39,385	41,413	39,826	30,801	23,371	20,883	19,592
Liability for losses on loans receivable, guaranteed by company	(5,843)	(3,749)	(3,956)	(4,510)	(4,444)	(3,242)	(1,983)	(1,972)	(2,079)
Loans receivable, net, guaranteed by company(3)	$39,622	$33,455	$35,429	$36,903	$35,382	$27,559	$21,388	$18,911	$17,513
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$555,367	$505,465	$529,022	$562,366	$578,934	$519,149	$544,884	$562,198	$576,643
Combined loans receivable – principal, past due	63,008	61,999	60,443	71,595	69,604	55,982	56,307	66,521	64,136
Combined loans receivable – principal	618,375	567,464	589,465	633,961	648,538	575,131	601,191	628,719	640,779
Combined loans receivable – finance charges	39,655	33,793	34,296	39,850	44,590	34,655	33,481	37,255	39,486
Combined loans receivable	$658,030	$601,257	$623,761	$673,811	$693,128	$609,786	$634,672	$665,974	$680,265

	2017	2018				2019
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(87,946)	$(80,497)	$(76,575)	$(89,422)	$(91,608)	$(76,457)	$(75,896)	$(89,667)	$(86,996)
Liability for losses on loans receivable, guaranteed by company	(5,843)	(3,749)	(3,956)	(4,510)	(4,444)	(3,242)	(1,983)	(1,972)	(2,079)
Combined loan loss reserve	$(93,789)	$(84,246)	$(80,531)	$(93,932)	$(96,052)	$(79,699)	$(77,879)	$(91,639)	$(89,075)
Combined loans receivable – principal, past due(3)	$63,008	$61,999	$60,443	$71,595	$69,604	$55,982	$56,307	$66,521	$64,136
Combined loans receivable – principal(3)	618,375	567,464	589,465	633,961	648,538	575,131	601,191	628,719	640,779
Percentage past due	10%	11%	10%	11%	11%	10%	9%	11%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	14%	13%	14%	14%	13%	12%	14%	13%
Allowance for loan losses as a percentage of loans receivable – company owned	14%	14%	13%	14%	14%	13%	12%	14%	13%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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

Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, the interest expense associated with the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the year ended December 31, 2019, net interest expense included amortization on the ESPV amendment fee and the prepayment penalty associated with the early repayment of a portion of the 4th Tranche Note. For the year ended December 31, 2018, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within net interest expense. For the year ended December 31, 2017, net interest expense also included amortization of the debt discount for the Convertible Term Notes.
Foreign currency transaction gain (loss).    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Non-operating income (loss).    Non-operating income primarily includes gains and losses on adjustments to the fair value of derivatives not designated as cash flow hedges and losses from dispositions of capitalized software and other property and equipment.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Years ended December 31,
Consolidated statements of operations data (dollars in thousands)	2019	2018	2017

Revenues	$746,962	$786,682	$673,132
Cost of sales:
Provision for loan losses	364,241	411,979	357,574
Direct marketing costs	51,283	77,605	72,222
Other cost of sales	28,846	26,359	20,536
Total cost of sales	444,370	515,943	450,332
Gross profit	302,592	270,739	222,800
Operating expenses:
Compensation and benefits	103,070	94,382	81,969
Professional services	36,715	35,864	32,848
Selling and marketing	7,381	9,435	8,353
Occupancy and equipment	20,712	17,547	13,895
Depreciation and amortization	17,380	12,988	10,272
Other	5,911	5,649	4,600
Total operating expenses	191,169	175,865	151,937
Operating income	111,423	94,874	70,863
Other income (expense):
Net interest expense	(66,646)	(79,198)	(73,043)
Foreign currency transaction gain (loss)	334	(1,409)	2,900
Non-operating income (loss)	(681)	(350)	2,295
Total other expense	(66,993)	(80,957)	(67,848)
Income before taxes	44,430	13,917	3,015
Income tax expense	12,247	1,408	9,931
Net income (loss)	$32,183	$12,509	$(6,916)

	Years ended December 31,
As a percentage of revenues	2019	2018	2017

Cost of sales:
Provision for loan losses	49%	52%	53%
Direct marketing costs	7	10	11
Other cost of sales	4	3	3
Total cost of sales	59	66	67
Gross profit	41	34	33
Operating expenses:
Compensation and benefits	14	12	12
Professional services	5	5	5
Selling and marketing	1	1	1
Occupancy and equipment	3	2	2
Depreciation and amortization	2	2	2
Other	1	1	1
Total operating expenses	26	22	23
Operating income	15	12	11
Other income (expense):
Net interest expense	(9)	(10)	(11)
Foreign currency transaction gain (loss)	—	—	—
Non-operating income (loss)	—	—	—
Total other expense	(9)	(10)	(10)
Income before taxes	6	2	—
Income tax expense	2	—	1
Net income (loss)	4%	2%	(1)%
Comparison of the years ended December 31, 2019 and 2018
Revenues

	Years ended December 31,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$744,690	100%	$782,473	99%	$(37,783)	(5)%
Other	2,272	—	4,209	1	(1,937)	(46)
Revenues	$746,962	100%	$786,682	100%	$(39,720)	(5)%
Revenues decreased by $39.7 million, or 5%, from $786.7 million for the year ended December 31, 2018 to $747.0 million for the year ended December 31, 2019. This decrease in revenue was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year ended December 31, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$306,785	$254,549	$561,334	$48,262	$609,596
Effective APR	127%	97%	113%	224%	122%
Finance charges	$389,372	$247,397	$636,769	$107,921	$744,690
Other	982	1,121	2,103	169	2,272
Total revenue	$390,354	$248,518	$638,872	$108,090	$746,962

	Year ended December 31, 2018
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$293,413	$262,537	$555,950	$51,793	$607,743
Effective APR	138%	97%	119%	237%	129%
Finance charges	$405,224	$254,561	$659,785	$122,688	$782,473
Other	2,187	1,745	3,932	277	4,209
Total revenue	$407,411	$256,306	$663,717	$122,965	$786,682

 _________

(1)	Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company's consolidated financial statements.

(2)	Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

(3)
Average combined loans receivable – principal is calculated using daily combined loans receivable - principal balances. Combined loans receivable is defined as loans owned by the Company and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See "—Non-GAAP Financial Measures" for more information and for a reconciliation of combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

Our average APR declined from 129% for the year ended December 31, 2018 to 122% for the year ended December 31, 2019. This resulted in a $42.5 million decrease in finance charges on a year-over-year basis, primarily in our Rise product. The average APR of a new Rise loan originated for a FinWise Bank customer is 130%, which is lower than our typical state-licensed Rise customer but with a better credit profile. While this has impacted top-line revenue growth, the related decrease in net charge-offs due to the better customer credit profile has resulted in an increase in gross profits.

Cost of sales

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$364,241	49%	$411,979	52%	$(47,738)	(12)%
Direct marketing costs	51,283	7	77,605	10	(26,322)	(34)
Other cost of sales	28,846	4	26,359	3	2,487	9
Total cost of sales	$444,370	59%	$515,943	66%	$(71,573)	(14)%

Provision for loan losses.    Provision for loan losses decreased by $47.7 million, or 12%, from $412.0 million for the year ended December 31, 2018 to $364.2 million for the year ended December 31, 2019 primarily due to a $37.7 million decrease in net charge-offs and a decrease of $10.0 million in the additional provision for loan losses resulting from improved credit quality.
The tables below break out these changes by loan product:

	Year ended December 31, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647	$9,405	$96,052
Net charge-offs	(205,577)	(124,740)	(330,317)	(41,141)	(371,458)
Provision for loan losses	207,079	118,583	325,662	38,579	364,241
Effect of foreign currency	—	—	—	240	240
Ending balance	$52,099	$29,893	$81,992	$7,083	$89,075
Combined loans receivable(2)(3)	$373,676	$267,903	$641,579	$38,686	$680,265
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	11%	13%	18%	13%
Net charge-offs as a percentage of revenues	53%	50%	52%	38%	50%
Provision for loan losses as a percentage of revenues	53%	48%	51%	36%	49%

	Year ended December 31, 2018
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$55,867	$28,870	$84,737	$9,052	$93,789
Net charge-offs	(228,569)	(131,719)	(360,288)	(48,872)	(409,160)
Provision for loan losses	223,299	138,899	362,198	49,781	411,979
Effect of foreign currency	—	—	—	(556)	(556)
Ending balance	$50,597	$36,050	$86,647	$9,405	$96,052
Combined loans receivable(2)(3)	$333,001	$303,418	$636,419	$56,709	$693,128
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	14%	17%	14%
Net charge-offs as a percentage of revenues	56%	51%	54%	40%	52%
Provision for loan losses as a percentage of revenues	55%	54%	55%	40%	52%

 _________

(1)	Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

(2)
Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

(3)	Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

Net charge-offs decreased $37.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to improved credit quality, with the primary decrease attributed to the Rise product and in particular the FinWise Bank customer, which has a better credit profile than the state-licensed Rise customer. Net charge-offs as a percentage of revenues for the year ended December 31, 2019 was 50%, a decrease from 52% for the comparable period in 2018. Provision for loan losses for the year ended December 31, 2019 totaled 49% of revenues, lower than 52% for the year ended December 31, 2018.

Direct marketing costs.    Direct marketing costs decreased by $26.3 million, or 34%, from $77.6 million for the year ended December 31, 2018 to $51.3 million for the year ended December 31, 2019. The decrease was due to slower new customer growth as we focused on deploying our new credit models during 2019. For the year ended December 31, 2019, the number of new customers acquired decreased to 247,706 compared to 316,483 during the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our CAC was $207 and $245, respectively. We expect our CAC to continue to be lower than, or within, our targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels for our Rise and Elastic products and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales increased by $2.5 million, or 9%, from $26.4 million for the year ended December 31, 2018 to $28.8 million for the year ended December 31, 2019 due to increased affordability claim settlement expense related to the Sunny UK product, partially offset by decreased data verification costs incurred from the lower new customer loan volume across all products.
Operating expenses

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$103,070	14%	$94,382	12%	$8,688	9%
Professional services	36,715	5	35,864	5	851	2
Selling and marketing	7,381	1	9,435	1	(2,054)	(22)
Occupancy and equipment	20,712	3	17,547	2	3,165	18
Depreciation and amortization	17,380	2	12,988	2	4,392	34
Other	5,911	1	5,649	1	262	5
Total operating expenses	$191,169	26%	$175,865	22%	$15,304	9%

Compensation and benefits.    Compensation and benefits increased by $8.7 million, or 9%, from $94.4 million for the year ended December 31, 2018 to $103.1 million for the year ended December 31, 2019 primarily due to an increase in the number of employees and severance payments related to the resignation of our CEO in July 2019.
Professional services.     Professional services increased by $0.9 million, or 2%, from $35.9 million for the year ended December 31, 2018 to $36.7 million for the year ended December 31, 2019 primarily due to increased legal expenses related to various regulatory matters and outsourced servicing expense, partially offset by decreased contractor and consulting expenses.
Selling and marketing.    Selling and marketing decreased by $2.1 million, or 22%, from $9.4 million for the year ended December 31, 2018 to $7.4 million for the year ended December 31, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $3.2 million, or 18%, from $17.5 million for the year ended December 31, 2018 to $20.7 million for the year ended December 31, 2019 primarily due to increased web hosting expense, increased software licenses, and increased rent expense needed to support a greater number of employees.
Depreciation and amortization.     Depreciation and amortization increased by $4.4 million, or 34%, from $13.0 million for the year ended December 31, 2018 to $17.4 million for the year ended December 31, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

 Net interest expense

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$66,646	9%	$79,198	10%	$(12,552)	(16)%
Net interest expense decreased $12.6 million, or 16%, during the year ended December 31, 2019 versus the year ended December 31, 2018. Our average effective cost of funds on our notes payable outstanding decreased to 12.1% from 14.8% on an unadjusted basis for the years ended December 31, 2019 and 2018. This lower cost of funds led to a decrease in interest expense of $14.3 million, which was partially offset by additional interest expense of approximately $1.8 million due to a higher average debt balance in 2019. For the year ended December 31, 2018, we had an average balance of $534.9 million in notes payable outstanding under our debt facilities, which increased to $549.4 million on average for fiscal year 2019. In addition, we incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in net interest expense.
The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$251.875	$311.505
Net interest expense	29,335	45,381
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	(850)	—
Net interest expense, as adjusted	$28,485	$45,381
Effective cost of funds	11.7%	14.6%
Effective cost of funds, as adjusted	11.3%	14.6%

EF SPV Facility
Average facility balance during the period	$70.518	$—
Net interest expense	7,350	—
Cost of funds	10.4%	—%

ESPV Facility
Average facility balance during the period	$227,044	$223,370
Net interest expense	29,961	33,817
Cost of funds	13.2%	15.1%
In January 2018, the Company entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a third new facility, the EF SPV Facility, was also created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) had an effective cost of funds of approximately 10.3% at December 31, 2019. Per the terms of the February 1, 2019 amendments, the Company qualifies for a 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. See "-Liquidity and Capital Resources-Debt facilities" for more information.

Foreign currency transaction gain (loss)
During the year ended December 31, 2019, we realized a $0.3 million gain in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement loss for the year ended December 31, 2018 was $1.4 million.
Non-operating income (expense)
During the year ended December 31, 2018, we recognized $0.4 million in non-operating expenses related to certain impairments and losses on disposals of fixed assets. During the year ended December 31, 2019, we recognized $0.7 million in non-operating losses related to the write-off of an internally developed software project.
Income tax expense

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$12,247	2%	$1,408	—%	$10,839	770%
Our income tax expense increased $10.8 million, or 770%, from $1.4 million for the year ended December 31, 2018 to $12.2 million for the year ended December 31, 2019. Our consolidated effective tax rates for the years ended December 31, 2019 and 2018 were 27.6% and 10.1%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items, corporate state tax obligations in the states where we have lending activities, and the impact of the GILTI provision of the Tax Cuts and Jobs Act enacted in 2017. The Company's US cash effective tax rate was approximately 2% for 2019. Our UK operations have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset due to the regulatory uncertainty in the UK. Therefore, no UK tax benefit has been recognized in the financial statements for the years ended December 31, 2019 and 2018.
Net income

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$32,183	4%	$12,509	2%	$19,674	(157)%
Our net income increased $19.7 million, or 157%, from $12.5 million for the year ended December 31, 2018 to $32.2 million for the year ended December 31, 2019, due to improved gross profit and lower interest expense offset by higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.
On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The prior authorization totaled $5 million for both fiscal years 2019 and 2020. The Company purchased $3.3 million of common shares under its $5 million authorization during the second half of 2019. The amended share repurchase program provides that up to a maximum aggregate amount of $25 million shares (inclusive of the previous maximum aggregate amount of $5 million) may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. During the year ended December 31, 2019, 768,910 shares were repurchased at a total cost of $3.3 million inclusive of any transactional fees or commissions.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of December 31, 2019:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating interest rate risk on the aggregate $240 million outstanding as of December 31, 2017. This cap matured in February 2019. Upon the February 1, 2019 amendment date, the interest rate of the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.73% and the overall rate was 10.23%.

•
A maximum borrowing amount of $132 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR rate) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% ("4th Tranche Term Note"). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at December 31, 2019 and 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

•
A revolving feature which provides the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

There are no principal payments due or scheduled under the VPC Facility until the respective maturity dates of the US Term Note, the UK Term Note and the 4th Tranche Term Note. The 4th Tranche Term Note matures on February 1, 2021, although we expect to repay this early during the first half of 2020 out of our free cash flow. The US Term Note and the UK Term Note mature on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of December 31, 2019.

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
EF SPV Facility
EF SPV Term Note
The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of December 31, 2019.
ESPV Facility
ESPV Facility Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015. The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on the debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.72% and the overall interest rate was 10.22%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million then outstanding. This cap matured in February 2019. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of December 31, 2019 and 2018.
Outstanding Notes Payable
The outstanding balance of notes payable as of December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
US Term Note bearing interest at the base rate + 7.5% (2019) and + 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) and + 14% (2018)	29,635	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	102,000	—
ESPV Term Note bearing interest at the base rate + 7.5% (2019) and + 12-13.5% (2018)	226,000	239,000
Total	$557,685	$563,246
The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	UK Term Note - $10 million repayment in the fourth quarter of 2019;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•	EF SPV Term note -$43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $59 million during the year ended December 31, 2019; and

•	ESPV Term Note - Paydown of $18 million in the first quarter of 2019 under the revolver component of the facility and an additional draw of $5 million in the third quarter of 2019.

Per the terms of the February 1, 2019 amendments, the Company qualifies for a 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note.

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
The following table presents the future debt maturities, including debt issuance costs, as of December 31, 2019:

Year (dollars in thousands)	December 31, 2019
2020	—
2021	18,050
2022	—
2023	—
2024	539,635
Total	$557,685

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the years ended December 31,
(Dollars in thousands)	2019	2018	2017

Cash and cash equivalents	$88,913	$58,313	41,142
Restricted cash	2,294	2,591	1,595
Loans receivable, net	573,677	561,694	524,619
Cash provided by (used in):
Operating activities	370,344	362,276	308,688
Investing activities	(327,521)	(391,818)	(424,441)
Financing activities	(12,920)	47,842	102,695
Our cash and cash equivalents at December 31, 2019 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $370.3 million in cash from our operating activities for the year ended December 31, 2019, primarily from revenues derived from our loan portfolio. This was up $8.1 million from the $362.3 million of cash provided by operating activities during the year ended December 31, 2018. This increase was the result of the expansion of our gross margin, which contributed to the $19.7 million increase in our net income for the year ended December 31, 2019 compared to the same prior year period.

Net cash used in investing activities
For the years ended December 31, 2019, 2018 and 2017, cash used in investing activities was $327.5 million, $391.8 million and $424.4 million, respectively. The decrease for the year ended December 31, 2019 was primarily due to a decrease in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017

Cash used in investing activities
Net loans issued to consumers, less repayments	$(296,970)	$(357,935)	$(402,006)
Participation premium paid	(5,861)	(6,393)	(5,680)
Purchases of property and equipment	(24,690)	(27,490)	(16,755)
	$(327,521)	$(391,818)	$(424,441)

Net cash provided by financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the years ended December 31, 2019, 2018 and 2017, cash provided by financing activities was $12.9 million, $47.8 million and $102.7 million, respectively. The following table summarizes cash provided by (used in) financing activities for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017

Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$61,394	$49,624	$102,772
Payments on Notes payable	(70,000)	—	(84,950)
Debt prepayment penalties paid	(850)	—	—
Cash paid for interest rate caps	—	(1,367)	—
Settlement of derivative liability	—	(2,010)	—
Common stock repurchased	(3,344)	—	—
Proceeds from issuance of stock, net	(120)	1,595	84,894
Other activities	—	—	(21)
	$(12,920)	$47,842	$102,695
The decrease in cash provided by financing activities for the year ended December 31, 2019 versus the comparable period of 2018 was due primarily to payments made on notes payable made during 2019.
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

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017

Net cash provided by operating activities	$370,344	$362,276	$308,688
Adjustments:
Net charge-offs – combined principal loans	(287,188)	(319,326)	(275,192)
Capital expenditures	(24,690)	(27,490)	(16,755)
FCF	$58,466	$15,460	$16,741
Our FCF was $58.5 million for the year ended December 31, 2019 compared to $15.5 million for the prior year. The increase in our FCF was the result of the increase in cash provided by operations and a decrease in net-charge-offs - combined principal loans and capital expenditures during the year ended December 31, 2019.
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

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. The following table summarizes our contractual obligations as of December 31, 2019.

	Payment due by period as of December 31, 2019
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual obligations:
Long-term debt obligations	$557,685	$—	$18,050	$539,635	$—
Operating lease obligations	18,436	3,760	7,860	4,924	1,892
Total contractual obligations	$576,121	$3,760	$25,910	$544,559	$1,892
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
RECENT REGULATORY DEVELOPMENTS
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued during 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of December 31, 2019, we accrued approximately $2.3 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
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

On October 10, 2019, AB 539 was signed by the Governor and chaptered by the California Secretary of State. Among other things, AB 539 imposes an interest rate cap on all consumer loans made by Consumer Finance Lenders licensees between $2,500 and $10,000 of 36% plus the Federal Funds Rate. Effective January 1, 2020, Rise will no longer originate state-licensed loans under the California Consumer Finance Lenders Law.
California Attorney General Xavier Becerra has issued draft regulations to guide covered businesses' implementation of the California Consumer Privacy Act ("CCPA") which became operative on January 1, 2020. The CCPA imposes obligations on the handling of consumers' personal information by businesses, including required disclosures to consumers; consumer access and deletion rights, consumers' right to opt-out of the sale of personal information; and a private right of action relating to a failure to maintain reasonable security procedures and practices leading to a security breach, as defined by the CCPA. The CCPA does not apply to information that is covered by the GLBA or California's Financial Information Privacy Act, or to personal consumer report information that is processed pursuant to the Fair Credit Reporting Act ("FCRA"). While it is too early to know its full impact, implementation of the CCPA and its related requirements could increase costs or otherwise adversely affect our business in the California market.
Another California bill, AB 1202, was signed into law on October 11, 2019 and came into effect January 1, 2020. This new law requires "data brokers" that collect and sell personal information of consumers with whom they do not have a direct relationship and that are not exempted under the FCRP or the GLBA to register with the California Attorney General's office.
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

For loans classified as TDRs, impairment is typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate. As permitted by the SEC, we have elected to not adopt the Current Expected Credit Losses ("CECL") model which would require a broader range of reasonable and supportable information to inform credit loss estimates. See "- Recently Issued Accounting Pronouncements And JOBS Act Election" for more information.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We perform an impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if we determine that an event has occurred or circumstances changed in a way that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such a determination may be based on our consideration of macro-economic and other factors and trends, such as current and projected financial performance, interest rates and access to capital. We completed our annual test and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 1 and December 31, 2019 that would more likely than not reduce the fair value of the reporting units below the carrying amount.
Our impairment evaluation of goodwill is based on comparing the fair value of the respective reporting unit to its carrying value. The fair value of the reporting unit is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses our projections of financial performance for a six- to nine-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the respective reporting unit's operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
We completed our 2019 annual test and determined that there was no evidence of impairment of goodwill for the two reporting units that have goodwill. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur.
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
We have no recorded liabilities for US uncertain tax positions at December 31, 2019 and 2018. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010 to 2019 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at December 31, 2019.
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
Share-Based Compensation
In accordance with applicable accounting standards, all share-based payments, consisting of stock options, and restricted stock units ("RSUs") issued to employees are measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). Starting July 2017, we also have an employee stock purchase plan ("ESPP"). The determination of fair value of share-based payment awards and ESPP purchase rights on the date of grant using option-pricing models is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term. We use the Black-Scholes-Merton Option Pricing Model to estimate the grant-date fair value of stock options. We also use an equity valuation model to estimate the grant-date fair value of RSUs. Additionally, the recognition of share-based compensation expense requires an estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.

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
Our derivative financial instruments also included bifurcated embedded derivatives that were identified within the Convertible Term Notes recorded as assets or liabilities initially at fair value, and the changes in fair value at the end of each quarterly reporting period are included in earnings. Upon repayment of a portion of the Convertible Term Notes, approximately $2.0 million was released from the debt discount where the derivative was recorded into Interest expense. In January 2018, the Convertible Term Notes matured and became a portion of the 4th Tranche Term Note. Therefore, there is no bifurcated embedded derivatives as of December 31, 2019.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
Recently Adopted Accounting Standards
In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. The Company has adopted all of the amendments of ASU 2018-09 as of January 1, 2019 on a modified retrospective basis. The adoption of ASU 2018-09 did not have a material impact on the Company's consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheets the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02 on January 1, 2019, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's Consolidated Statements of Operations. Subsequent to initial adoption, the Company entered into additional leases for a total recognition in 2019 of $13.4 million and $17.6 million right of use assets and liabilities for operating leases, respectively.
In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections ("ASU 2019-07"). The purpose of ASU 2019-07 is to amend various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Among other revisions, the amendments reduce duplication and clarify the inclusion of comprehensive income. The Company has adopted all of the amendments of ASU 2019-07 as of July 2019 with no impact to the Company's consolidated financial statements.
Accounting Standards to be Adopted in Future Periods
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2019-12 on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities have the option to apply the guidance in ASU 2018-15 prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company has elected to adopt prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. The Company does not expect ASU 2018-15 to have a material impact on the Company's consolidated financial statements.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-11") issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing Troubled Debt Restructurings ("TDRs") among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.

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
Interest rate sensitivity
Our cash and cash equivalents as of December 31, 2019 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company and ESPV each entered into interest rate caps, which cap 3-month LIBOR at 1.75% to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility, respectively. These interest rate caps matured on February 1, 2019. On February 1, 2019, the VPC and ESPV

Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at December 31, 2019 was $229.7 million and the balance at December 31, 2018 was $324.2 million. The outstanding balance of our EF SPV Facility was $102.0 million at December 31, 2019 and there was no balance at December 31, 2018. The outstanding balance of our ESPV Facility was $226.0 million and $239.0 million at December 31, 2019 and December 31, 2018, respectively. Based on the average outstanding indebtedness through the year ended December 31, 2019, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.6 million.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in British pounds (“GBP”). Fluctuations in exchange rate of the US dollar (“USD”) against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had a foreign currency transaction gain of approximately $0.3 million during the year ended December 31, 2019 and a $1.4 million loss during the year ended December 31, 2018. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At December 31, 2019, our net GBP-denominated assets were approximately $59.7 million (which excludes the $16.8 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $6.0 million. During the year ended December 31, 2019, the GBP-denominated pre-tax income was approximately $6.1 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax income of approximately $0.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Elevate Credit, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Elevate Credit, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Dallas, Texas
February 14, 2020

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents*	$88,913	$58,313
Restricted cash	2,294	2,591
Loans receivable, net of allowance for loan losses of $86,996 and $91,608, respectively*	573,677	561,694
Prepaid expenses and other assets*	11,608	11,418
Operating lease right of use assets	10,191	—
Receivable from CSO lenders	8,696	16,183
Receivable from payment processors*	10,651	21,716
Deferred tax assets, net	10,139	21,628
Property and equipment, net	49,989	41,579
Goodwill	16,027	16,027
Intangible assets, net	1,402	1,712
Derivative assets at fair value (cost basis of $0 and $109, respectively)*	—	412
Total assets	$783,587	$753,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 16)*	$44,991	$44,950
Operating lease liabilities	14,352	—
State and other taxes payable	605	681
Deferred revenue*	12,087	28,261
Notes payable, net (See Note 16)*	555,063	562,590
Total liabilities	627,098	636,482
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at December 31, 2019 and 2018	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,445,736 and 43,329,262 issued; 43,676,826 and 43,329,262 outstanding, respectively	18	18
Additional paid-in capital	193,061	183,244
Treasury stock; at cost; 768,910 and 0 shares of common stock, respectively	(3,344)	—
Accumulated deficit	(34,342)	(66,525)
Accumulated other comprehensive income, net of tax benefit of $1,353 and $1,257, respectively	1,096	54
Total stockholders’ equity	156,489	116,791
Total liabilities and stockholders’ equity	$783,587	$753,273

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

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except share and per share amounts)	2019	2018	2017
Revenues	$746,962	$786,682	$673,132
Cost of sales:
Provision for loan losses	364,241	411,979	357,574
Direct marketing costs	51,283	77,605	72,222
Other cost of sales	28,846	26,359	20,536
Total cost of sales	444,370	515,943	450,332
Gross profit	302,592	270,739	222,800
Operating expenses:
Compensation and benefits	103,070	94,382	81,969
Professional services	36,715	35,864	32,848
Selling and marketing	7,381	9,435	8,353
Occupancy and equipment (See Note 16)	20,712	17,547	13,895
Depreciation and amortization	17,380	12,988	10,272
Other	5,911	5,649	4,600
Total operating expenses	191,169	175,865	151,937
Operating income	111,423	94,874	70,863
Other income (expense):
Net interest expense (See Note 16)	(66,646)	(79,198)	(73,043)
Foreign currency transaction gain (loss)	334	(1,409)	2,900
Non-operating income (loss)	(681)	(350)	2,295
Total other expense	(66,993)	(80,957)	(67,848)
Income before taxes	44,430	13,917	3,015
Income tax expense	12,247	1,408	9,931
Net income (loss)	$32,183	$12,509	$(6,916)

Basic income (loss) per share	$0.73	$0.29	$(0.20)
Diluted income (loss) per share	$0.73	$0.28	$(0.20)
Basic weighted-average shares outstanding	43,805,845	42,791,061	33,911,520
Diluted weighted-average shares outstanding	44,338,205	44,299,304	33,911,520
The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$32,183	$12,509	$(6,916)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of ($1), $0 and ($74), respectively	1,250	(1,237)	916
Reclassification of certain deferred tax effects	—	(920)	—
Change in derivative valuation, net of tax of ($95), $95 and $0, respectively	(208)	208	—
Total other comprehensive income (loss), net of tax	1,042	(1,949)	916
Total comprehensive income (loss)	$33,225	$10,560	$(6,000)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Series A Convertible Preferred		Series B Convertible Preferred		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2016	—	$—	13,001,216	$5	2,957,059	$3	2,682,351	$3	$88,854	—	$—	$(76,385)	$1,087	$13,567
Share-based compensation	—	—	—	—	—	—	—	—	6,318	—	—	—	—	6,318
Exercise of stock options	—	—	486,329	—	—	—	—	—	(356)	—	—	—	—	(356)
Vesting of restricted stock units	—	—	214,551	—	—	—	—	—	(229)	—	—	—	—	(229)
ESPP shares granted	—	—	79,909	—	—	—	—	—	511	—	—	—	—	511
Tax expense of equity issuance costs	—	—	—	—	—	—	—	—	(1,196)	—	—	—	—	(1,196)
Issuance of common stock net of deferred costs	—	—	14,285,000	6	—	—	—	—	80,188	—	—	—	—	80,194
Conversion of preferred shares	—	—	5,639,410	6	(2,957,059)	(3)	(2,682,351)	(3)	—	—	—	—	—	—
2.5-for-1 common stock split on converted preferred shares	—	—	8,459,109	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment, net of tax effect of ($74)	—	—	—	—	—	—	—	—	—	—	—	—	916	916
Cumulative effect of change in accounting	—	—	—	—	—	—	—	—	—	—	—	3,347	—	3,347
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,916)	—	(6,916)
Balances at December 31, 2017	—	$—	42,165,524	$17	—	$—	—	$—	$174,090	—	—	$(79,954)	$2,003	$96,156
Share-based compensation	—	—	—	—	—	—	—	—	8,233	—	—	—	—	8,233
Exercise of stock options	—	—	271,891	—	—	—	—	—	997	—	—	—	—	997
Vesting of restricted stock units	—	—	715,492	1	—	—	—	—	(246)	—	—	—	—	(245)
ESPP shares granted	—	—	176,355	—	—	—	—	—	844	—	—	—	—	844
Tax expense of equity issuance costs	—	—	—	—	—	—	—	—	(674)	—	—	—	—	(674)
Comprehensive loss:
Foreign currency translation adjustment, net of tax expense of $0	—	—	—	—	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Change in derivative valuation, net of tax expense of $95	—	—	—	—	—	—	—	—	—	—	—	—	208	208
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	—	—	—	—	920	(920)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	12,509	—	12,509
Balances at December 31, 2018	—	$—	43,329,262	$18	—	$—	—	$—	$183,244	—	—	$(66,525)	$54	$116,791
Share-based compensation	—	—	—	—	—	—	—	—	9,940	—	—	—	—	9,940
Exercise of stock options	—	—	37,760	—	—	—	—	—	122	—	—	—	—	122
Vesting of restricted stock units	—	—	751,443	—	—	—	—	—	(1,392)	—	—	—	—	(1,392)
ESPP shares granted	—	—	327,271	—	—	—	—	—	1,149	—	—	—	—	1,149
Tax expense of equity issuance costs	—	—	—	—	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive income:
Foreign currency translation adjustment, net of tax benefit of ($1)	—	—	—	—	—	—	—	—	—	—	—	—	1,250	1,250
Change in derivative valuation, net of tax benefit of ($95)	—	—	—	—	—	—	—	—	—	—	—	—	(208)	(208)
Treasury stock acquired	—	—	(768,910)	—	—	—	—	—	—	768,910	(3,344)	—	—	(3,344)
Net income	—	—	—	—	—	—	—	—	—	—	—	32,183	—	32,183
Balances at December 31, 2019	—	$—	43,676,826	$18	—	$—	—	$—	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,183	$12,509	$(6,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,380	12,988	10,272
Provision for loan losses	364,241	411,979	357,574
Share-based compensation	9,940	8,233	6,318
Amortization of debt issuance costs	640	371	525
Amortization of loan premium	5,998	6,179	5,360
Amortization of convertible note discount	—	138	3,637
Amortization of derivative assets	108	1,259	—
Amortization of operating leases	4	—	—
Deferred income tax expense, net	11,583	1,148	9,729
Unrealized (gain) loss from foreign currency transactions	(334)	1,409	(2,900)
Non-operating (income) loss	681	350	(2,295)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(25)	(1,374)	(4,803)
Receivables from payment processors	11,134	(735)	(1,708)
Receivables from CSO lenders	7,487	6,896	2,987
Interest receivable	(85,269)	(106,119)	(93,532)
State and other taxes payable	(94)	(160)	58
Deferred revenue	(11,434)	5,819	15,116
Accounts payable and accrued liabilities	6,121	1,386	9,266
Net cash provided by operating activities	370,344	362,276	308,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(1,276,484)	(1,357,866)	(1,196,723)
Principal collections and recoveries on loans receivable	979,514	999,931	794,717
Participation premium paid	(5,861)	(6,393)	(5,680)
Purchases of property and equipment	(24,690)	(27,490)	(16,755)
Net cash used in investing activities	(327,521)	(391,818)	(424,441)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$64,000	$49,824	$103,560
Payments of notes payable	(70,000)	—	(84,950)
Cash paid for interest rate caps	—	(1,367)	—
Settlement of derivative liability	—	(2,010)	—
Payment of capital lease obligation	—	—	(21)
Debt issuance costs paid	(2,606)	(200)	(788)
Debt prepayment penalties paid	(850)	—	—
Equity issuance costs paid	—	—	(1,731)
ESPP shares issued	1,149	844	511
Common stock repurchased	(3,344)	—	—
Proceeds from issuance of stock	—	—	86,699
Proceeds from stock award exercises	122	997	593
Taxes paid related to net share settlement of equity awards	(1,391)	(246)	(1,178)
Net cash provided by (used in) financing activities	(12,920)	47,842	102,695
Effect of exchange rates on cash	400	(133)	436
Net increase (decrease) in cash and cash equivalents	30,303	18,167	(12,622)

Cash and cash equivalents, beginning of period	58,313	41,142	53,574
Restricted cash, beginning of period	2,591	1,595	1,785
Total Cash and cash equivalents and restricted cash, beginning of period	60,904	42,737	55,359

Cash and cash equivalents, end of period	88,913	$58,313	$41,142
Restricted cash, end of period	2,294	2,591	1,595
Total Cash and cash equivalents and restricted cash, end of period	$91,207	$60,904	$42,737

Supplemental cash flow information:
Interest paid	$66,003	$79,059	$68,925
Taxes paid	$535	$359	$442

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$4,754	$10,605	$11,063
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$181	$268	$256
Annual membership fee included in Deferred revenues and Loans receivable	$195	$—	$—
Derivative debt discount on convertible term notes	$—	$—	$2,517
Property and equipment accrued but not yet paid	$579	$445	$1,158
Prepaid expenses accrued but not yet paid	$—	$—	$832
Impact on deferred tax assets of adoption of ASU 2016-09	$—	$—	$3,347
Impact on OCI and retained earnings of adoption of ASU 2018-02	$—	$920	$—
Changes in fair value of interest rate caps	$304	$304	$—
Deferred IPO costs included in Additional paid-in capital	$—	$—	$6,708
Tax benefit of equity issuance costs included in Additional paid-in capital	$2	$674	$1,196
Impact of deferred tax asset included in Other comprehensive income (loss)	$95	$—	$—
Leasehold improvements included in Accounts payable and accrued liabilities	$—	$2,717	$—
Leasehold improvements allowance included in Property and equipment, net	$439	$—	$—
Lease incentives allowance included in Accounts payable and accrued expenses	$3,720	$—	$—
Operating lease right of use assets recognized	$13,399	$—	$—
Operating lease liabilities recognized	$17,556	$—	$—

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
Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise and Sunny brands. Line of credit accounts include customer cash advances made through the Rise brand in two states and the Elastic brand. Credit cards represent credit card balances, uncollected billed interest and fees through the Today Card brand. All outstanding balances, allowance for loan losses, and revenues for the Today Card were immaterial in 2018 and 2019.
The Company offers Rise installment and line of credit products and Sunny installment products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests. The loan premium is amortized over the expected life of the outstanding loan amount. At December 31, 2019, 2018 and 2017, the amortization on the loan premiums were $6.0 million, $6.2 million and $5.4 million, respectively, and are included within Revenues in the Consolidated Statements of Operations. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.
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
Under the CSO program, the Company guarantees the repayment of the customer’s loan to the CSO lenders as part of the credit services it provides to the customer. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the CSO lenders governing the credit services arrangement. The CSO fee received is initially recognized as deferred revenue and subsequently recognized over the life of the loan. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses detailed previously. The CSO program required that the Company fund a cash reserve equal to 25% - 45% of the outstanding loan principal within the CSO program portfolio. As of December 31, 2019 and 2018, respectively, estimated losses of approximately $2.1 million and $4.4 million for the CSO owned loans receivable guaranteed by the Company of approximately $19.6 million and $39.8 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. See Note 3—Loans Receivable and Revenues for additional information on loans receivable and the provision for loan losses.

The Company also had a Receivable from CSO lenders related primarily to CSO fees received by the CSO lenders from customers. The receivables (payables) related to the CSO lenders as of December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Receivable related to 25%-45% cash reserve	$8,648	$15,940
Receivable (payable) related to CSO fees collected by CSO lenders	(9)	(208)
Receivable related to licensing and servicing arrangements with CSO lenders	57	451
Total receivable from CSO lenders	$8,696	$16,183
The CSO lenders are considered VIEs of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.
Receivables from Payment Processors
The Company has entered into agreements with third-party service providers to conduct processing activities, including the funding of new customer loans and the collection of customer payments for those loans. In accordance with contractual agreements, these funds are settled back to the Company within one to three business days after the date of the originating transaction. Accordingly, the Company had approximately $10.7 million and $21.7 million due from processing providers as of December 31, 2019 and 2018, respectively, which is included in Receivable from payment processors in the Consolidated Balance Sheets.
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

Software development costs, which are included in Property and equipment, net on the Consolidated Balance Sheets, as of December 31, 2019 and 2018, and related amortization expense, which is included in Depreciation and amortization within the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 were as follows:

(Dollars in thousands)	2019	2018
Software development costs	$73,105	$56,379
Less: accumulated amortization	(45,938)	(34,429)
Net book value	$27,167	$21,950
Amortization expense	$11,509	$5,987
Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the depreciable or amortizable assets as follows:

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
The Company has no recorded liabilities for US uncertain tax positions at December 31, 2019 and 2018. Tax periods from fiscal years 2014-2018 remain open and subject to examination for US federal and state tax purposes. As the Company had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For UK taxes, tax periods from fiscal years 2010-2019 remain open and subject to examination. The Company had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at December 31, 2019.
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
UK Research and Development Expenditure Credit

During 2019, the Company adopted the UK Research and Development Expenditure Credit ("RDEC") for qualifying expenses incurred since January 1, 2017. The credits are grants from the UK government to promote research and development activities in the UK and are recognized against the underlying research and development expenses. An entity that qualifies for RDEC credits must use the credits to offset any outstanding tax liabilities to the UK government. To the extent that the credit is larger than the tax liability, this excess can be paid directly to the Company. The Company's qualifying expenditures mainly consist of employment and contractor costs of certain of the Company's developers. The Company has recorded gross RDEC credits of $935 thousand within the related expense category with an offsetting amount of $178 thousand within Income tax expense in the Consolidated Statement of Operations in 2019.
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. The Company completed its annual test and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 1 and December 31, 2019 that would more likely than not reduce the fair value of the reporting units below the carrying amount.

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
Intangible Assets Subject to Amortization
Intangible assets primarily include the fair value assigned to non-compete agreements at acquisition less any accumulated amortization. Non-compete agreements are amortized on a straight-line basis over the term of the agreement. An evaluation of the recoverability of intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value. No impairment losses related to intangible assets subject to amortization occurred during the years ended December 31, 2019, 2018 and 2017.
Leases
Prior to the implementation of ASC Topic 842, Leases, the Company recognized escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recorded as a deferred rent liability. At December 31, 2018, the Company had a deferred rent liability of $3.7 million that is included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The Company adopted the provisions of ASC Topic 842 on a prospective basis at January 1, 2019. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively. Subsequent to initial adoption, the Company entered into additional leases for a total recognition in 2019 of $13.4 million and $17.6 million right of use assets and liabilities for operating leases, respectively.
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use ("ROU") assets and Operating lease liabilities on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component.
Debt Discount and Issuance Costs
Costs incurred for issuing the Notes payable are deferred and amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. These costs include any debt discount or premium on the notes in addition to debt issuance costs incurred. The debt discount related to the Convertible Term Notes was fully amortized in 2018. For the years ended December 31, 2019 and 2018, amortization of the debt discount was approximately $0.0 million and $0.1 million, respectively, and is included within Net interest expense in the Consolidated Statements of Operations. See Note 7—Notes Payable for additional information on the Convertible Term Notes.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unamortized balance of debt issuance costs was approximately $2.6 million and $0.7 million at December 31, 2019 and 2018, respectively, and is included in Notes payable, net in the Consolidated Balance Sheets. Amortization of debt issuance costs of approximately $0.6 million, $0.4 million and $0.5 million was recognized for the years ended December 31, 2019, 2018 and 2017, respectively, and is included within Net interest expense in the Consolidated Statements of Operations.
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
Effective November 30, 2015, the Company converted the intercompany loan principal balance to equity and forgave the interest (which eliminates upon consolidation) that was accrued and unpaid on the loan at that date. The foreign currency remeasurement loss related to intercompany accounts remaining in Accumulated other comprehensive income, net is $1.4 million at December 31, 2019 and 2018. These intercompany loan transactions had no impact on the Company's consolidated results of operations.
As a portion of ECI's term note under the third-party credit facility is denominated in USD, ECI remeasures the portion of its term note denominated in GBP monthly. On August 30, 2017, the UK Term Note commitment amount was amended to approximately $47.9 million (comprised of $35.0 million and £10.0 million). Due to the transfer of $7.0 million of the UK Term Note from USD to GBP and the $25.0 million paydown of the UK Term Note in 2017, the Company realized a previously unrealized foreign currency loss of approximately $6.2 million. Based on the paydown in the fourth quarter of 2019, the Company realized a previously unrealized foreign currency loss of approximately $1.9 million.
The unrealized foreign currency gain / (loss) from foreign currency remeasurement was approximately $2.3 million, $(1.4) million and $9.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in Foreign currency transaction gain (loss) in the Consolidated Statements of Operations.
Comprehensive Income
Accumulated other comprehensive income, net is comprised of the impact of foreign currency translation adjustments in addition to unrealized gains (losses) on interest rate caps. In 2018, certain stranded tax effects of $0.9 million were reclassified from accumulated comprehensive income to Accumulated deficit. For the years ended December 31, 2019, 2018 and 2017, the change in total other comprehensive income, net of tax, was a gain (loss) of approximately $1.0 million, $(1.9) million and $0.9 million, respectively. During the years ended December 31, 2019 and 2018, $0.3 million and $2.4 million, respectively, was reclassified from accumulated other comprehensive income to net income. No amounts have been reclassified from accumulated other comprehensive income to net loss during the year ended December 31, 2017.
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
Derivative Financial Instruments
The Company applies the provisions of ASC Topic 815, Derivatives and Hedging. On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. The Company initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. The Company excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. The Company presented the cash flows from cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps did not contain any credit risk related contingent features. The Company’s hedging program is not designed for trading or speculative purposes.
The Company’s derivative financial instruments also included bifurcated embedded derivatives that were identified within the Convertible Term Notes recorded as assets or liabilities initially at fair value, and the changes in fair value at the end of each quarterly reporting period are included in earnings. Upon repayment of a portion of the Convertible Term Notes, approximately $2.0 million was released from the debt discount where the derivative was recorded into Interest expense. In January 2018, the Convertible Term Notes matured and became a portion of the 4th Tranche Term Note. Therefore, there is no bifurcated embedded derivatives as of December 31, 2019. See fair value measurements policy above, Note 7—Notes Payable, net, Note 11—Fair Value, and Note 12—Derivatives for additional information.
Transfers and Servicing of Financial Assets
The Company applies the provisions of ASC Topic 860, Transfers and Servicing, for accounting for transfers and servicing of financial assets, which requires that specific criteria are met in order to record a transfer of financial assets as a sale. To qualify for sale treatment, the guidance requires that the Company does not have continuing involvement with the sold assets and also requires the Company to no longer retain effective control of the assets. During the years ended December 31, 2019, 2018 and 2017, the Company entered into sales agreements with third-party firms whereby the Company sold charged off customer loans to the third party. The agreements meet the sale criteria, and as a result, proceeds of approximately $33.4 million, $34.8 million and $32.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recorded as a recovery of charged off loans, inclusive of other recoveries, in the Allowance for loan losses.
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
Treasury Stock
The Company evaluates each stock repurchase transaction in the period in which it is completed. If the repurchase transaction is significantly in excess of the current market price at purchase, the Company will identify whether the price paid included payment for other agreements, rights, and privileges. Repurchase transactions that do not contain these elements or are not significantly in excess of the current market price at purchase are accounted for using the cost method. The Company anticipates using its treasury stock to fulfill certain employee stock compensation grants and settlements. The Company has elected to use a first in, first out ("FIFO") method for assigning share cost at reissuance. Any gain or loss in the stock value will be credited or charged to paid in capital upon subsequent reissuance of the shares, with losses in excess of previously recognized gains charged to retained earnings. The Company is not obligated to purchase or reissue any shares at any time in accordance with its previously disclosed share repurchase plan.
Recently Adopted Accounting Standards
In July 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-09, Codification Improvements ("ASU 2018-09"). The purpose of ASU 2018-09 is to clarify, correct errors in or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should recognize excess tax benefits or tax deficiencies for share compensation expense that is taken on an entity’s tax return in the period in which the amount of the deduction is determined. The Company has adopted all of the amendments of ASU 2018-09 as of January 1, 2019 on a modified retrospective basis. The adoption of ASU 2018-09 did not have a material impact on the Company's consolidated financial statements.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheets the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02 on January 1, 2019, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's Consolidated Statements of Operations.
In July 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-07, Codification Updates to SEC Sections ("ASU 2019-07"). The purpose of ASU 2019-07 is to amend various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Among other revisions, the amendments reduce duplication and clarify the inclusion of comprehensive income. The Company has adopted all of the amendments of ASU 2019-07 as of July 2019 with no impact to the Company's consolidated financial statements.
Accounting Standards to be Adopted in Future Periods
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2019-12 on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities have the option to apply the guidance in ASU 2018-15 prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company has elected to adopt prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. The Company does not expect ASU 2018-15 to have a material impact on the Company's consolidated financial statements.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect ASU 2017-04 to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-11") issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing Troubled Debt Restructurings ("TDRs") among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.
NOTE 2—EARNINGS PER SHARE

In April 2017, the Company effected a 2.5-for-1 forward stock split of its common stock in connection with the completion of the IPO, which has been retroactively applied to previously reported share and earnings per share amounts.
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at December 31, 2019 and 2018.

Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings (loss) per share was as follows for years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(Dollars in thousands except share and per share amounts)	2019	2018	2017
Numerator (basic):
Net income (loss)	$32,183	$12,509	$(6,916)

Numerator (diluted):
Net income (loss)	$32,183	$12,509	$(6,916)

Denominator (basic):
Basic weighted-average number of shares outstanding	43,805,845	42,791,061	33,911,520

Denominator (diluted):
Basic weighted-average number of shares outstanding	43,805,845	42,791,061	33,911,520
Effect of potentially dilutive securities:
Convertible Preferred Stock	—	—	—
Employee stock plans (options, RSUs and ESPP)	532,360	1,508,243	—
Diluted weighted-average number of shares outstanding	44,338,205	44,299,304	33,911,520

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.73	$0.29	$(0.20)
Diluted earnings (loss) per share	$0.73	$0.28	$(0.20)

For the years ended December 31, 2019, 2018 and 2017, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive.

•	1,434,882, 249,517 and 1,434,847 common shares issuable upon exercise of the Company's stock options

•	3,552,730, 826,557 and 519,909 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the years ended December 31, 2019, 2018 and 2017.

NOTE 3—LOANS RECEIVABLE AND REVENUES
Revenues
Revenues generated from the Company’s consumer loans for the years ended December 31, 2019, 2018 and 2017 were as follows:

(Dollars in thousands)	2019	2018	2017
Finance charges	$456,458	$467,691	$412,954
Lines of credit fees	247,397	254,561	195,592
CSO fees	40,835	60,221	58,008
Other	2,272	4,209	6,578
Total revenues	$746,962	$786,682	$673,132

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans receivable, net of allowance for loan losses
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments at December 31, 2019 and 2018. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK. The Elastic product is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the years ended December 31, 2019 and 2018 were not material.
The following reflects the credit quality of the Company’s loans receivable as of December 31, 2019 and 2018 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of December 31, 2019 and 2018 have been charged off.

	December 31, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$339,816	$243,380	$583,196
Past due loans	52,664	22,395	75,059
Total loans receivable	392,480	265,775	658,255
Net unamortized loan premium	290	2,128	2,418
Less: Allowance for loan losses	(57,103)	(29,893)	(86,996)
Loans receivable, net	$335,667	$238,010	$573,677

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$296,339	$273,217	$569,556
Past due loans	53,491	27,778	81,269
Total loans receivable	349,830	300,995	650,825
Net unamortized loan premium	54	2,423	2,477
Less: Allowance for loan losses	(55,557)	(36,051)	(91,608)
Loans receivable, net	$294,327	$267,367	$561,694
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Total loans receivable includes approximately $8.9 million and $7.4 million of loans in a non-accrual status at December 31, 2019 and 2018, respectively. The previously reported non-accrual loan balance as of December 31, 2018 excluded certain non-accrual loans that amounted to $2.7 million. The omission of these amounts only impacted the footnote disclosure and not the reported balances on the balance sheets and statements of operations, the Company does not believe this omission has a material impact on the previously reported balances in the consolidated financial statements as of December 31, 2018.
Additionally, total loans receivable includes approximately $38.1 million and $41.6 million of interest receivable at December 31, 2019 and 2018, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of year	$60,002	$36,050	$96,052
Provision for loan losses	245,658	118,583	364,241
Charge-offs	(269,731)	(135,484)	(405,215)
Recoveries of prior charge-offs	23,013	10,744	33,757
Effect of changes in foreign currency rates	240	—	240
Total	59,182	29,893	89,075
Accrual for CSO lender owned loans (Note 1)	(2,079)	—	(2,079)
Balance end of year	$57,103	$29,893	$86,996

	December 31, 2018
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of year	$64,919	$28,870	$93,789
Provision for loan losses	273,080	138,899	411,979
Charge-offs	(301,111)	(142,863)	(443,974)
Recoveries of prior charge-offs	23,670	11,144	34,814
Effect of changes in foreign currency rates	(556)	—	(556)
Total	60,002	36,050	96,052
Accrual for CSO lender owned loans (Note 1)	(4,444)	—	(4,444)
Balance end of year	$55,558	$36,050	$91,608

	December 31, 2017
(Dollars in thousands)	Rise and Sunny	Elastic	Total
Balance beginning of year	$62,987	$19,389	$82,376
Provision for loan losses	248,810	108,764	357,574
Charge-offs	(271,746)	(107,417)	(379,163)
Recoveries of prior charge-offs	24,019	8,134	32,153
Effect of changes in foreign currency rates	849	—	849
Total	64,919	28,870	93,789
Accrual for CSO lender owned loans (Note 1)	(5,843)	—	(5,843)
Balance end of year	$59,076	$28,870	$87,946
(1)    Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
As of December 31, 2019 and 2018, estimated losses of approximately $2.1 million and $4.4 million, respectively, for the CSO owned loans receivable guaranteed by the Company of approximately $19.6 million and $39.8 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness or that extended the maturity date by sixty days or more as a part of a loss mitigation strategy for Rise, Elastic and Sunny that began in 2017. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. There were no loans that were modified as TDRs prior to 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2019, 2018, and 2017:

(Dollars in thousands)	2019	2018	2017
Outstanding recorded investment before TDR	$44,546	$26,683	$9,619
Outstanding recorded investment after TDR	42,195	24,421	7,726
Total principal and interest forgiveness included in charge-offs within the Allowance for loan loss	$2,351	$2,262	$1,893
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR for the years ended December 31, 2019, 2018, and 2017:

(Dollars in thousands)	2019	2018	2017
Average outstanding recorded investment(1)	$15,995	$9,132	$6,416
Interest income recognized	$11,013	$14,056	$1,162

1. Simple average as of December 31, 2019, 2018, and 2017, respectively.
The table below presents the Company’s loans modified in TDRs as of December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Current outstanding investment	$11,559	$7,627
Delinquent outstanding investment	7,273	5,531
Outstanding recorded investment	18,832	13,158
Less: Impairment included in Allowance for loan losses	(5,238)	(969)
Outstanding recorded investment, net of impairment	$13,594	$12,189
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $25.0 million and $21.8 million of loan restructurings accounted for as TDRs that subsequently defaulted for the year ended December 31, 2019 and 2018, respectively. The Company had commitments to lend additional funds of approximately $2.3 million to customers with available and unfunded lines of credit at December 31, 2019.

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
Once the third-party lender originates the loan, ESPV has the right, but not the obligation, to purchase a 90% interest in each Elastic line of credit. Victory Park Management, LLC ("VPC") entered into an agreement (the "ESPV Facility") under which it loans ESPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—ESPV Facility). The Company entered into a separate credit default protection agreement with ESPV whereby the Company agreed to provide credit protection to the investors in ESPV against Elastic loan losses in return for a credit premium. The Company does not hold a direct ownership interest in ESPV, however, as a result of the credit default protection agreement, ESPV was determined to be a VIE and the Company qualifies as the primary beneficiary. The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$26,245	$18,723
Loans receivable, net of allowance for loan losses of $28,852 and $36,019, respectively	234,504	266,725
Prepaid expenses and other assets ($0 and $64, respectively, eliminates upon consolidation)	—	251
Derivative asset at fair value (cost basis of $0 and $51, respectively)	—	195
Receivable from payment processors	6,363	12,212
Total assets	$267,112	$298,106
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($7,690 and $9,372, respectively, eliminates upon consolidation)	$15,902	$17,923
Deferred revenue	4,280	5,293
Reserve deposit liability ($23,150 and $35,850, respectively, eliminates upon consolidation)	23,150	35,850
Notes payable, net	223,780	238,896
Accumulated other comprehensive income	—	144
Total liabilities and shareholder’s equity	$267,112	$298,106
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase an interest in each Rise bank originated installment loan. Prior to August 1, 2019, the third-party lender retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against the third-party lender originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary. The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2019:

(Dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$7,541	$8,185
Loans receivable, net of allowance for loan losses of $17,436 and $3,388, respectively	111,281	25,484
Receivable from payment processors ($0 and $101 eliminates upon consolidation)	681	285
Total assets	$119,503	$33,954
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($7,114 and $905, respectively, eliminates upon consolidation)	$8,576	$1,332
Reserve deposit liability ($8,950 and $4,650, respectively, eliminates upon consolidation)	8,950	4,650
Notes payable, net	101,977	27,972
Shareholder's equity	—	—
Total liabilities and shareholder's equity	$119,503	$33,954
CSO Lenders
The three CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2019 and 2018 consists of the following:

(Dollars in thousands)	2019	2018
Furniture and fixtures	$4,725	$4,383
Equipment	16,475	14,943
Leasehold improvements	8,510	6,413
Software development cost	73,105	56,379
Software-purchased	21,333	16,239
	124,148	98,357
Less accumulated depreciation	(74,159)	(56,778)
	$49,989	$41,579

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was approximately $17.1 million, $12.6 million, and $10.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
For the years ended 2019 and 2018, the Company identified internal-use software projects whose net carrying value was deemed unrecoverable, and therefore, fully impaired. In addition, the Company identified a group of furniture and fixtures that had been abandoned as a result of an update to one of the Company's offices. As a result, the company recognized impairment expenses of $681 thousand and $311 thousand in Non-operating income (loss) within the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively.
NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities at December 31, 2019 and 2018 consist of the following:

(Dollars in thousands)	2019	2018
Accounts payable	$15,278	$16,356
Accrued compensation	17,005	7,882
Liability for losses on CSO lender-owned consumer loans	2,080	4,444
Interest payable	4,952	7,280
Other accrued liabilities	5,676	8,988
	$44,991	$44,950

NOTE 7—NOTES PAYABLE, NET
The Company has three debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the EF SPV Facility and the ESPV Facility. These facilities were modified effective February 1, 2019 to the following terms.

VPC Facility
The VPC Facility is primarily used to fund the Rise and Sunny loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes at December 31, 2019:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 12.79% on debt outstanding under this facility as of December 31, 2018. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating interest rate risk on the aggregate $240 million outstanding as of December 31, 2017. This cap matured in February 2019. Upon the February 1, 2019 amendment date, the interest rate of the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.73% and the overall rate was 10.23%.

•
A maximum borrowing amount of $132 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR rate) plus 14%. This resulted in a blended interest rate paid of 16.74% on debt outstanding under this facility as of December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% ("4th Tranche Term Note"). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at December 31, 2019 and 2018 was 15.73% and 15.74%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term note, once per year during the first quarter. Amounts paid down may be drawn again at a later date.

As of December 31, 2019, the VPC Facility had a total borrowing capacity of $500 million.
The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note both mature on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain financial covenants for the Company such as minimum cash requirements and a minimum book value of equity. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of December 31, 2019 and 2018.

As of December 31, 2017, the Company had a $10 million note with a blended interest rate of 10.64% ("Convertible Term Notes"). As of December 31, 2017, the interest rate was the greater of 10% or a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 9%. The Convertible Term Notes were convertible, at the lender's option, into common stock upon the completion of specific defined liquidity events, including certain equity financings, certain mergers and acquisitions or the sale of substantially all of the Company's assets, or during the period from the receipt of notice of the anticipated commencement of a roadshow in connection with the Company's IPO until immediately prior to the effectiveness of the Registration Statement in connection with such IPO. The Convertible Term Notes were convertible into common stock at the market value (or a set discount to market value) of the shares on the date of conversion and since the Convertible Term Notes included a conversion option that continuously reset as the underlying stock price increased or decreased and provided a fixed value of common stock to the lender, it was considered share-settled debt. The Company did not elect and was not required to measure the Convertible Term Notes at fair value; as such, the Company measured the Convertible Term Notes at the accreted value, determined using the effective interest method. The conversion rights were not exercised, and the Convertible Term Notes became a part of the 4th Tranche Note on January 30, 2018.

The Convertible Term Notes contained embedded features that were required to be assessed as derivatives. The Company determined that two of the features it assessed were required to be bifurcated and accounted for under derivative accounting as follows: (i) An embedded redemption feature upon conversion into common shares of the Company's stock ("Share-Settlement Feature") that included a provision for the adjustment to the conversion price to a price less than the transaction-date fair value price per share if the Company is a party to certain qualifying liquidity or equity financing transactions. The incremental undiscounted present value of the embedded redemption feature was $6.3 million. (ii) An embedded redemption feature that required the Company to pay an amount up to $5 million ("Redemption Premium Feature") upon a cash redemption at maturity or upon a redemption caused by certain events of default.

These two embedded features were accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a probability-weighted valuation scenario model. The assumptions included in the calculations were highly subjective and subject to interpretation. The fair value of the single compound derivative was recognized as principal draw-downs were made and in proportion to the amount of principal draw-downs to the maximum borrowing amount. The initial fair value of the single compound derivative was recognized and presented as a debt discount and a derivative liability. The debt discount was amortized using the effective interest method from the principal draw-down date(s) through the maturity date. The derivative liability was accounted for in the same manner as a freestanding derivative pursuant to ASC 815—Derivatives and Hedging ("ASC 815"), with subsequent changes in fair value recorded in earnings each period.

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into that number of shares of the Company's common stock determined by the outstanding principal balance of and accrued, but unpaid, interest on the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert; however, VPC purchased 2.3 million shares in the offering at the IPO price, and the Company used the proceeds from that purchase, approximately $14.95 million, to reduce an equivalent amount of indebtedness under the Convertible Term Notes. Accordingly, the Company released $2.0 million of the debt discount associated with this repayment into Net interest expense on the Consolidated Statements of Operations in the year ended December 31, 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes were no longer convertible in whole or in part into shares of the Company's common stock. Furthermore, VPC agreed to waive approximately $3 million of the Redemption Premium Feature associated with the $15.0 million of Convertible Term Notes the Company repaid. The remaining fair value of the derivative recognized by the Company at December 31, 2017 related to the Redemption Premium Feature. See Note 11—Fair Value Measurements for additional information.

As discussed above, the Convertible Term Notes were converted into the 4th Tranche Term Notes on January 30, 2018 per the terms of the VPC Facility and the debt discount on the Convertible Term Notes was fully amortized. The exit premium under the Convertible Term Notes of $2.0 million was due and paid on January 30, 2018.

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of December 31, 2019.

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 14.65% on the debt outstanding under this facility at December 31, 2018. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.72% and the overall interest rate was 10.22%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on an aggregate $216 million outstanding as of December 31, 2019. This cap matured in February 2019. See Note 11—Fair Value Measurements. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of December 31, 2019 and 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VPC, EF SPV and ESPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, for the years ended December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
US Term Note bearing interest at the base rate + 7.5% (2019) and + 11% (2018)	$182,000	$250,000
UK Term Note bearing interest at the base rate + 7.5% (2019) and + 14% (2018)	29,635	39,196
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	35,050
EF SPV Term Note bearing interest at the base rate + 7.5%	102,000	—
ESPV Term Note bearing interest at the base rate + 7.5% (2019) and + 12-13.5% (2018)	226,000	239,000
Debt issuance costs	(2,622)	(656)
Total	$555,063	$562,590

The change in the facility balances includes the following:

•	US Term Note - $43 million re-allocation to new EF SPV facility and pay down of $25 million in the first quarter of 2019 under the revolver component of the facility;

•	UK Term Note - $10 million repayment in the fourth quarter of 2019;

•	4th Tranche Term Note - $17 million early repayment in the second quarter of 2019;

•	EF SPV Term note - $43 million re-allocation from US Term Note in the first quarter of 2019 and additional draws of $59 million during the year ended December 31, 2019; and

•	ESPV Term Note - Paydown of $18 million in the first quarter of 2019 under the revolver component of the facility and an additional draw of $5 million in the third quarter of 2019.

Per the terms of the February amendments, the Company qualifies for a 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note.

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
The following table presents the future debt maturities, including debt issuance costs, as of December 31, 2019:

Year (dollars in thousands)	December 31, 2019
2020	$—
2021	18,050
2022	—
2023	—
2024	539,635
Thereafter	—
Total	$557,685

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill at December 31, 2019 and 2018 was approximately $16.0 million. There were no changes to goodwill during the years ended December 31, 2019, 2018 and 2017. Goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. ("Think Finance"), related to the Elastic and UK reporting units. Of the total goodwill balance, approximately $0.3 million is deductible for tax purposes.
The carrying value of acquired intangible assets as of December 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,682)	722
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
	$5,156	$(3,754)	$1,402
The carrying value of acquired intangible assets as of December 31, 2018 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,372)	1,032
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
	$5,156	$(3,444)	$1,712

In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expired one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and therefore amortized the remaining carrying value on a straight-line basis through May 2019. As of December 31, 2019, the non-compete agreement was fully amortized.
Total amortization expense recognized for the years ended December 31, 2019, 2018 and 2017 was approximately $0.3 million, $0.4 million, and $0.2 million respectively. The weighted-average remaining amortization period for the intangible assets was 6, 6 and 8 years at December 31, 2019, 2018 and 2017, respectively.
Estimated amortization expense relating to intangible assets subject to amortization for the succeeding five years is as follows:

Year (dollars in thousands)	Amount
2020	120
2021	120
2022	120
2023	120
2024	120

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. This included subleases with Think Finance (see Note 16—Related Parties) that terminated during the third quarter of 2018. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of three to seven years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2019, net assets recorded under operating leases were $10.2 million and net lease liabilities were $14.4 million.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Rental expense prior to the Company's adoption of ASC 842 was $4.2 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively, and is reported in Occupancy and equipment in the Consolidated Statements of Operations. Total lease cost recognized after the adoption of ASC 842 for the year ended December 31, 2019, as included in Occupancy and equipment in the Consolidated Statements of Operations, is detailed in the table below.

Year ended December 31, 2019
Lease cost (dollars in thousands)
Operating lease cost	$4,819
Short-term lease cost	22
Total lease cost	$4,841
Further information related to leases is as follows:

Year ended December 31, 2019
Supplemental cash flows information (dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,815
Right-of-use assets obtained in exchange for lease obligations	$1,110
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	10.23%

Future minimum lease payments as of December 31, 2019 are as follows:

Year (dollars in thousands)	Amount
2020	$3,760
2021	3,876
2022	3,984
2023	3,486
2024	1,438
Thereafter	1,892
Total future minimum lease payments	$18,436
Less: Imputed interest	(4,084)
Operating lease liabilities	$14,352

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the years ended December 31, 2019, 2018 and 2017 totaled approximately $9.9 million, $8.2 million and $6.3 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued under the 2016 Plan 7,395,504 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of December 31, 2019, the total number of shares available for future grants under the 2016 Plan was 964,461 shares.
The Company has in the past and may in the future make grants of share-based compensation as inducement awards to new employees who are outside the 2016 Plan. The Company's board may rely on the employment inducement exception under NYSE Rule 303A.08 in order to approve the grants.
2014 Equity Incentive Plan
The Company adopted the 2014 Plan on May 1, 2014. The 2014 Plan permitted the grant of incentive stock options, non-statutory stock options, and restricted stock. On April 27, 2017 the Company's Board of Directors terminated the 2014 Plan as to future awards and confirmed that underlying shares corresponding to awards under the 2014 Plan that were outstanding at the time the 2016 Plan became effective that are forfeited, terminated or expire will become available for issuance under the 2016 Plan.
In conjunction with the 2016 and 2014 Plans, as of December 31, 2019, the Company had granted stock options and RSUs which are described in more detail below.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value for options granted in 2019 was $4.00. These options have a contractual term of 10 years and vest 100% on the third anniversary of the effective date. The assumptions used to determine the fair value of options granted in the years ended December 31, 2019 and 2018 using the Black-Scholes-Merton model are as follows:

	2019	2018
Dividend yield	0%	0%
Risk-free interest rate	1.43% to 2.47%	2.67% to 2.77%
Expected volatility (weighted-average and range, if applicable)	55% (52% to 55%)	48% (42% to 49%)
Expected term	7 years	6-7 years
The expected term of the options granted is the period of time from the grant date to the date of expected exercise estimated using historical data. The expected volatility for any awards issued prior to our IPO was determined based on an average of companies in similar industries and other factors. Subsequent to our IPO, the expected volatility was determined based on our stock price. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.
A summary of stock option activity as of and for the year ended December 31, 2019 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	2,328,154	$4.63
Granted	130,441	4.00
Exercised	(37,760)	3.22
Canceled/Forfeited	(151,657)	5.20
Outstanding at December 31, 2019	2,269,178	4.58	3.88
Options exercisable at December 31, 2019	2,179,200	$4.59	3.66

At December 31, 2019, the following options were outstanding at their respective exercise price:

Exercise Price	Options Outstanding
$2.13	762,500
$3.98	75,677
$4.29 - 4.57	208,041
$5.15 - 5.84	521,733
$6.31	507,891
$7.65	2,159
$8.08 - 8.32	191,177
Total	2,269,178

At December 31, 2019, there was approximately $127 thousand of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised for the year December 31, 2019 was $46 thousand.

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
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the year ended December 31, 2019 was $4.66. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the year ended December 31, 2019 is presented below:

RSUs	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	3,155,041	$7.91
Granted	2,424,983	4.66
Vested(1)	(1,059,830)	7.87
Canceled/Forfeited	(358,332)	7.02
Nonvested at December 31, 2019	4,161,862	6.10
Expected to vest at December 31, 2019	3,299,793	$6.22

(1)
During the year ended December 31, 2019, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 308,387 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

During the year ended December 31, 2019, the aggregate intrinsic value of vested and expected to vest RSUs was $14.7 million. The total intrinsic value of RSUs that vested during the year ended December 31, 2019 was $4.8 million.
At December 31, 2019, there was approximately $14.7 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of RSUs vested for the year ended December 31, 2019 was $8.3 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. There are currently 1,379,948 shares authorized for the ESPP and 796,414 shares reserved for the ESPP. There were 327,271 shares purchased under the ESPP for the year ended December 31, 2019. Within share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, $676 thousand, $562 thousand, and $332 thousand, respectively, relates to the ESPP.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2019 and 2018, there were no significant transfers between levels.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of and for the years ended December 31, 2019 and 2018 (dollars in thousands):

Contract date	Maturity date	Hedged interest rate payments' related note payable	Strike rate	Notional amount	Fair value at December 31, 2019	Fair value at December 31, 2018
January 11, 2018	February 1, 2019	US Term Note	1.75%	$240,000	$—	$216
January 11, 2018	February 1, 2019	ESPV Facility	1.75%	216,000	—	196
				$456,000	$—	$412

Unrealized gains recognized in Accumulated other comprehensive income (loss)	As of December 31, 2019	As of December 31, 2018
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

Gains recognized in Interest expense	Year ended December 31, 2019	Year ended December 31, 2018
US Term Note interest rate cap	$159	$1,272
ESPV Facility interest rate cap	144	1,145
	$303	$2,417
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

During the period from the receipt of notice from the Company to VPC of the anticipated commencement of the roadshow in connection with its IPO until immediately prior to the effectiveness of the Registration Statement, VPC had the option to convert the Convertible Term Notes, in whole or in part, into a number of shares of the Company's common stock determined by the outstanding principal balance of, and accrued, but unpaid interest on, the Convertible Term Notes divided by the product of (a) 0.8 multiplied by (b) the IPO price per share. VPC did not elect to exercise its right to convert, and an unpaid balance on the Convertible Term Notes remained outstanding after the IPO. Upon the effectiveness of the Registration Statement, VPC's option to convert was terminated, and the Convertible Term Notes were no longer convertible in whole or part into shares of the Company's common stock; as a result, the share-settlement ceased to be an embedded derivative feature requiring separate recognition and disclosure. However, a pro-rata portion of the Redemption Premium Feature to be paid upon the cash redemption at maturity, or upon a redemption caused by certain events of default, remained an embedded derivative feature that the Company was required to assess and recognize as a derivative liability. In January 2018, the Company paid $2.0 million to VPC to settle the derivative liability associated with the Redemption Premium Feature upon the conversion of the Convertible Term Notes to the existing 4th Tranche Term Note. See Note 7—Notes Payable for additional information.

The Company has no derivative amounts subject to enforceable master netting arrangements that are offset on the Consolidated Balance Sheets. The Derivative liability related to the Convertible Term Notes is measured at fair value on a recurring basis.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the Derivative liability for the years ended December 31, 2019, 2018 and 2017 are shown in the following table. The Convertible Term Notes converted to the 4th Tranche Term Note upon maturity at January 30, 2018 and the Derivative liability was settled with no value remaining outstanding at December 31, 2018 and December 31, 2019.

(Dollars in thousands)	Embedded Derivative Liability in Convertible Term Notes
Balance at December 31, 2017	$1,972
Settlement of derivative due to conversion of the underlying Convertible Term Note to 4th Tranche Term Note	(2,010)
Fair value adjustment (Non-operating income (loss) in the Consolidated Statements of Operations)	38
Balance at December 31, 2018 (1)	$—

(1)	No activity since December 31, 2018.

NOTE 12—DERIVATIVES
The Company and ESPV use hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019.

Cash Flow Hedges
The Company and ESPV utilize interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments are designated and accounted for as cash flow hedges, and the Company and ESPV measure the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges are reported in Accumulated other comprehensive income (loss) and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affect earnings. See Note 11—Fair Value for additional information on these cash flow hedges. The following table summarizes the activity that was recorded in Accumulated other comprehensive income (loss) in addition to reclassifications from Accumulated other comprehensive income (loss) into earnings related to each of the Company's and ESPV's interest rate caps during the years ended December 31, 2019 and 2018.

	Year ended December 31, 2019		Year ended December 31, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$159	$144	$—	$—
Gross gains recognized in Accumulated other comprehensive income	—	—	1,431	1,289
Gains reclassified to income through Interest expense	(159)	(144)	(1,272)	(1,145)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—	$159	$144
There were no interest rate caps during the year ended December 31, 2017.

Embedded Derivative

During the year ended December 31, 2016, the Company identified a bifurcated embedded derivative in its Convertible Notes related to its conversion feature in addition to the obligation to pay a redemption premium upon cash redemption of the notes. This derivative matured in 2018 and is no longer on the balance sheets as of December 31, 2019 and 2018. See Note 7—Notes Payable and Note 11—Fair Value for additional information about the bifurcated embedded derivative.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13—INCOME TAXES
Income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following:

(Dollars in thousands)	2019	2018	2017
Current income tax expense (benefit):
Federal	$—	$(5)	$—
State	576	150	202
Foreign	88	115	—
Total current income tax expense	664	260	202

Deferred income tax expense (benefit):
Federal	9,643	1,245	9,973
State	1,940	(97)	(244)
Total deferred income tax expense	11,583	1,148	9,729

Total income tax expense	$12,247	$1,408	$9,931
No material penalties or interest related to taxes were recognized for the years ended December 31, 2019, 2018 and 2017.
The Company's consolidated effective tax rates were 28%, 10% and 329%, while the Company's US effective tax rates were 32%, 9% and 219% for the years ended December 31, 2019, 2018 and 2017, respectively. The consolidated and US effective tax rates were significantly higher in 2017 as a result of the Act, which reduced the US federal corporate tax rate from 35% to 21% in 2018, and for which the Company recognized a one-time $12.5 million charge in 2017. The Company's US cash effective tax rate for 2019 was approximately 2%.
The differences between the provision for income tax and the amount that would result if the federal statutory rate were applied to the pre-tax financial income for the years ended December 31, 2019, 2018 and 2017 were as follows:

(Dollars in thousands)	2019	2018	2017
Federal statutory rate of 21%, 21% and 35%, respectively	$9,330	$2,923	$1,055
State income tax provision	1,611	579	(537)
Permanent differences	2,495	259	161
Change in valuation allowance	(682)	5,428	(1,198)
Rate differential	(38)	154	(1,616)
Change in federal statutory rate - US tax reform	—	(50)	12,462
Change in foreign statutory tax rate	(33)	(158)	399
Change in reserve for uncertain tax positions	0	(5,926)	190
Research and development credit	(1,013)	(2,493)	—
Other	577	692	(985)
Total	$12,247	$1,408	$9,931

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company has completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21%, in 2018. During the year ended December 31, 2018, the Company recorded benefits of $245 thousand to its provisional amounts related to the Act, which had a 2 % impact for the year ended December 31, 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to the new GILTI provision, the Company's SFC, ECI, qualifies as a CFC, and as such, requires a GILTI inclusion in the applicable tax year. The Company has elected to treat GILTI as a period cost, and therefore, will recognize those taxes as expenses in the period incurred. For the year ended December 31, 2019, the Company recognized $1.0 million related to GILTI, which is treated as a permanent difference. ECI has a US tax year end of November 30th and was not subject to a GILTI inclusion in the tax provision for the year ended December 31, 2018.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

(Dollars in thousands)	2019	2018
Deferred Tax Assets:
Allowance for losses on loans receivable	$8,450	$13,337
Net operating loss carryforward – foreign	9,717	9,642
Net operating loss carryforward – domestic	196	9,001
Cumulative translation adjustment – domestic	1,355	2,178
Research and development credit	3,139	2,037
Deferred equity compensation costs	2,130	1,972
Accrued expenses	3,426	1,392
Deferred equity issuance costs	23	25
Other	841	654
Total deferred tax assets	29,277	40,238
Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation	(1,205)	(678)
Amortization of intangible assets	(7,416)	(6,522)
Prepaid expenses	(1,226)	(1,437)
Net deferred tax assets before valuation allowance	19,430	31,601
Valuation allowance	(9,291)	(9,973)
Deferred tax assets, net	$10,139	$21,628
Uncertain tax positions
The following table sets forth the changes in the Company’s unrecognized tax benefits related to the UK tax provision for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	2018	2017
Balance at beginning of the year	$—	$5,926	$5,736
Reductions for tax positions related to the prior year	—	(5,926)	(166)
Additions (reductions) for tax positions related to the current year	—	—	356
Balance at the end of the period	$—	$—	$5,926
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

US deferred tax assets, net
At December 31, 2019 and 2018, the Company did not establish a valuation allowance for its US deferred tax assets ("DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal NOL carryforward from US operations at December 31, 2018 was approximately $42.0 million and we expect that our results from operations in 2019 will fully utilize this NOL carryforward. The remaining NOL carryforward relates to certain states and is immaterial at December 31, 2019. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors include the following:

•
In 2019, the Company continued to grow its operating income (from $71 million in 2017 to $95 million in 2018 and to $111 million in 2019). The US-only pre-tax earnings improved from US-only pre-tax income of $14.1 million in 2018 to US-only pre-tax income of $38.4 million in 2019, a 172% improvement from the prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by improved credit quality and lower direct marketing expense.

•
The Company is in a three-year cumulative pre-tax income position in 2019. Additionally, we expect full utilization of our NOL carryforward in 2019 as well as utilization of approximately 20% of our research and development credits. For 2020, the Company is forecasting further earnings growth as we continue to scale our business while focusing on continued improvement in the credit quality and profitability from the loan portfolios.

•
Due to the short-term nature of the loan portfolio and the other material items that comprise the US deferred tax assets, net, the Company estimates that these deferred tax items will reverse within one to three years.

The Company has given due consideration to all the factors and has concluded that the US deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, at December 31, 2019 and 2018, the Company did not establish a valuation allowance for the US DTA.
UK deferred tax assets, net
At December 31, 2019 and 2018, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future due to the regulatory uncertainty in the UK. For the years ended December 31, 2019 and 2018, the valuation allowance decreased by approximately $0.7 million and increased by approximately $5.4 million, respectively.
The Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $57.2 million and $56.7 million as of December 31, 2019 and 2018, respectively, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.
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
As of December 31, 2019 and 2018, the Company accrued approximately $2.3 million and $0.9 million, respectively, for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized. The following table presents a rollforward of the amount accrued for the years ended December 31, 2019 and 2018.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Beginning balance	$925	$—
Accruals	9,029	2,855
Payments	(7,377)	(1,975)
Effects of changes in foreign currency rates	(243)	45
Ending balance	$2,334	$925
On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the Financial Conduct Authority ("FCA") (the "Agreement") to not make any payments greater than £1 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.
Other Matters:
The Company is cooperating with the Consumer Financial Protection Bureau (the "CFPB") related to a civil investigative demand ("CID") received by Think Finance requesting information about the operations of Think Finance prior to the spin-off. In November 2017, the CFPB sued Think Finance in Montana District Court. Elevate is not a party to this lawsuit. The CFPB and Think Finance have settled all claims and have received final court approval in the United States Bankruptcy Court for the Northern District of Texas.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While no Think Finance, Inc. ("TFI") related litigation has been filed directly against Elevate, and we can provide no assurance that there will not be any future Think Finance related litigation filed against the Company, in October 2019, Elevate entered into tolling agreements with the Think Finance Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On February 20, 2020, Elevate and the TFLT in the TFI bankruptcy will be commencing mediation proceedings to determine, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance. Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations. If it were determined that the spin-off constituted a fraudulent conveyance, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. We can provide no assurances as to how long the mediation proceedings may take, or the outcome of such proceedings. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
In addition, on January 9, 2020, the District of Columbia's Attorney General, Karl A. Racine, issued a subpoena to Elevate alleging that Elevate may have violated the District of Columbia's Consumer Protection Procedures Act in connection with loans issued by banks in the District of Columbia.  The documents requested are related to the Rise and Elastic bank-originated loans in the District of Columbia.  Elevate has engaged counsel and initiated discussions with the Attorney General’s office and is working to address any potential issues and provide certain documents as requested.  Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
In addition, on January 27, 2020, an Elevate wholly-owned subsidiary and other non-affiliated service providers to banks were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Elevate and the other non-affiliated service providers to banks are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $251.2 million and $250.1 million in available and unfunded credit lines at December 31, 2019 and 2018, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $8.3 million and $9.3 million at December 31, 2019 and 2018, respectively, in available and unfunded credit lines. The Today Card, which expanded its test launch in November 2018, had approximately $0.6 million and $0.4 million in available and unfunded credit lines at December 31, 2019 and 2018, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers and credit card customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in San Diego, California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At December 31, 2019 and 2018, the Company had $400 thousand and $500 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company may indemnify certain parties for losses due to the Company's breach of certain agreements or due to the services it provides. The Company has not incurred material costs to settle claims related to such indemnification provisions at December 31, 2019 and 2018. The fair value of these liabilities is immaterial; accordingly, the Company has no liabilities recorded for these agreements at December 31, 2019 and 2018.
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
The Company has one reportable segment, which provides online financial services for sub-prime credit consumers, which is composed of the Company’s operations in the United States and the United Kingdom. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers and the nature of the regulatory environments.
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

	Years ended December 31,
(Dollars in thousands)	2019	2018	2017
Revenues
United States	$638,873	$663,717	$570,316
United Kingdom	108,089	122,965	102,816
Total	$746,962	$786,682	$673,132

Long-lived assets
United States	$54,313	$41,933	$29,317
United Kingdom	23,296	17,385	13,082
Total	$77,609	$59,318	$42,399

NOTE 16—RELATED PARTIES
The Company entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0.0 million, $0.8 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Rent and utility expense is included in Occupancy and equipment within the Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party are included in Professional services within the Consolidated Statements of Operations. These expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Fees and travel expenses	$729	$543	$590
Stock compensation	2,441	1,311	728
Consulting	374	300	300
Total board related expenses	$3,544	$2,154	$1,618
At December 31, 2019 and 2018, the Company owed approximately $123 thousand and $119 thousand, respectively, to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.
During the year ended December 31, 2017, a member of the board entered into a direct investment in the VPC Facility of $800 thousand. The interest payments on this loan were $85 thousand, $107 thousand and $76 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 17—401(k) PLAN
The Company adopted a 401(k) Plan (the “Plan”) on June 1, 2014. All employees are eligible to participate in the Plan upon reaching the age of 21 years and completing one month of service with the Company. The Plan is a “safe harbor 401k plan” and the Company matches 100% of each participant’s first 5% of compensation that is contributed to the Plan each year. Participants may contribute up to 70% of their eligible earnings to the applicable Plan, subject to regulatory and other plan restrictions. Company and employee contributions are fully vested at the time of contribution. The Company’s consolidated matching contributions in the years ended December 31, 2019, 2018 and 2017 totaled approximately $2.8 million, $2.5 million and $1.8 million, respectively.
In addition, the Company operates a defined contribution pension scheme for its employees in the United Kingdom. The assets of the scheme are held separately to those of the Company in an independently administered fund. The pension cost charge represents approximately $0.4 million in contributions paid by the Company to the fund during both the years ended December 31, 2019 and 2018 and $0.3 million during the year ended December 31, 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s operations are subject to seasonal fluctuations. Demand in the US has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds in the US. Typically, the Company’s loan loss provision, a significant portion of cost of sales, in addition to direct marketing and other cost of sales, is lowest as a percentage of revenue in the first half of each year. The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

(Dollars in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$189,504	$177,760	$192,778	$186,920
Total cost of sales	103,645	102,781	122,327	115,617
Gross profit	$85,859	$74,979	$70,451	$71,303
Net income	$13,358	$5,772	$4,764	$8,289
Basic earnings per share	$0.31	$0.13	$0.11	$0.19
Diluted earnings per share	$0.30	$0.13	$0.11	$0.19
Basic weighted-average shares outstanding	43,348,249	43,681,159	44,169,964	44,009,459
Diluted weighted-average shares outstanding	43,875,410	44,291,816	44,743,944	44,587,331

2018
Total revenue	$193,537	$184,377	$201,480	$207,288
Total cost of sales	119,166	117,344	143,173	136,260
Gross profit	$74,371	$67,033	$58,307	$71,028
Net income (loss)	$9,483	$3,128	$(4,234)	$4,132
Basic earnings (loss) per share	$0.22	$0.07	$(0.10)	$0.10
Diluted earnings (loss) per share	$0.22	$0.07	$(0.10)	$0.09
Basic weighted-average shares outstanding	42,211,714	42,561,403	43,182,208	43,197,914
Diluted weighted-average shares outstanding	43,680,603	44,239,007	43,182,208	43,838,128

NOTE 19—SUBSEQUENT EVENTS

The Company evaluated subsequent events and determined there have been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
The Company made a draw on the EF SPV Facility of $6.5 million and a paydown on the UK Term Note of $6.5 million subsequent to December 31, 2019.
For the period from January 1, 2020 to February 14, 2020, the Company repurchased 706,463 shares of its common stock on the open market for a total purchase price of $3.4 million, including any fees or commissions.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The Company plans to file its Proxy Statement for the 2020 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after December 31, 2019. Information required by this Item 10 is included in our Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.
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

Item 16. 10-K Summary

None.

Exhibit index

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	April 14, 2017
3.2	State of Delaware Certificate of Change of Registered Agent and Registered Office	8-K	3.1	September 20, 2017
3.3	Amended and Restated Bylaws	8-K	3.1	February 11, 2019
4.1	Form of common stock certificate	S-1	4.1	January 11, 2016
4.2	Form of Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders	S-1	4.2	January 11, 2016
4.3	Description of Securities of the Registrant	Filed herewith.
10.1∞	Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.5	November 9, 2015
10.2	First Amendment to Amended and Restated Joint Marketing Agreement, dated June 18, 2018, by and among Elastic Marketing, LLC and Republic Bank & Trust Company.	10-Q	10.1	August 10, 2018
10.3∞	Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.76	January 30, 2017
10.4∞	Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC	S-1	10.6	November 9, 2015
10.5	First Amendment to Amended and Restated License and Support Agreement, dated June 18, 2018, by and among Elevate Decision Sciences, LLC and Republic Bank & Trust Company.	10-Q	10.2	August 10, 2018
10.6∞	Administrative Services Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elevate@Work Admin, LLC	S-1	10.7	November 9, 2015
10.7∞	Credit Default Protection Agreement, dated July 1, 2015, by and between Elastic@Work, LLC and Elastic SPV, Ltd	S-1	10.8	November 9, 2015
10.8∞	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between Elastic SPV, Ltd. and Elastic Louisville, LLC.	10-Q	10.6	May 10, 2019
10.9∞	Participation Interest Purchase and Sale Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elastic@Work, LLC	S-1	10.11	November 9, 2015
10.10∞	Financing Agreement, dated July 1, 2015, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.9	November 9, 2015
10.11	First Amendment to Financing Agreement, dated October 21, 2015, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.36	November 9, 2015
10.12∞	Second Amendment to Financing Agreement, dated July 14, 2016, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	S-1	10.53	January 30, 2017
10.13∞	Third Amendment to Financing Agreement, dated April 27, 2017, by and among Elastic SPV, Ltd., the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as agent	8-K	10.1	May 2, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.14	Fourth Amendment to Financing Agreement, dated October 15, 2018, by and among Elastic SPV, Ltd. and Today Card LLC, as borrowers; the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC, as the agent.	10-Q	10.5	November 9, 2018
10.15	Amended and Restated Financing Agreement dated February 7, 2019 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.2	February 11, 2019
10.16∞	Fourth Amended and Restated Financing Agreement, dated October 15, 2018, by and among Rise SPV, LLC, EF SPV, Ltd., Elevate Credit International Ltd. and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto, and Victory Park Management, LLC as the agent.	10-Q	10.4	November 9, 2018
10.17∞	Fifth Amended and Restated Financing Agreement dated February 7, 2019 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.1	February 11, 2019
10.18	Form of Assignment and Assumption Agreement between VPC Onshore Specialty Finance Fund II, L.P. and various assignees	S-1	10.80	March 27, 2017
10.19	Financing Agreement dated February 7, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	8-K	10.3	February 11, 2019
10.20	First Amendment to Financing Agreement, dated August 1, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.	10-Q	10.1	August 9, 2019
10.21	Intercreditor Agreement, dated July 1, 2015, by and among the Registrant, Rise SPV, LLC, Elevate Credit International Ltd., Elevate Credit Service, LLC, Elastic SPV, Ltd., the guarantors party thereto, and Victory Park Management, LLC, as collateral agent	S-1	10.10	November 9, 2015
10.22∞	Program Agreement Between Credit Services Organization and Third-Party Lender dated September 29, 2017 by and between Integrity Funding Ohio LLC and Rise Credit Service of Ohio, LLC	8-K	10.1	October 5, 2017
10.23	Guaranty dated September 29, 2017 by Rise Credit Service of Ohio, LLC to and for the benefit of Integrity Funding Ohio LLC	8-K	10.2	October 5, 2017
10.24	Parent Guaranty Agreement dated September 29, 2017 by Elevate Credit, Inc. to and for the benefit of Integrity Funding Ohio LLC	8-K	10.3	October 5, 2017
10.25	Credit Services Agreement dated September 29, 2017 by and between Redpoint Asset Funding Ohio, LLC and Rise Credit Service of Ohio, LLC	8-K	10.4	October 5, 2017
10.26	Credit Services Organization Guaranty by Rise Credit Service of Ohio, LLC dated September 29, 2017 to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.5	October 5, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.27	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.6	October 5, 2017
10.28	Credit Services Agreement dated September 29, 2017 by and between Redpoint Capital Asset Funding, LLC and Rise Credit Service of Texas, LLC	8-K	10.7	October 5, 2017
10.29	Credit Access Business Guaranty by Rise Credit Service of Texas, LLC dated September 29, 2017 to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.8	October 5, 2017
10.30	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.9	October 5, 2017
10.31∞	Amended and Restated Special Limited Agency Agreement dated September 29, 2017 by and between First Financial Loan Company LLC and Rise Credit Service of Texas, LLC	8-K	10.10	October 5, 2017
10.32∞	Amendment to Amended and Restated Special Limited Agency Agreement, dated April 1, 2019, between First Financial Loan Company, LLC as lender and Rise Credit Service of Texas, LLC as CSO.	10-Q	10.5	May 10, 2019
10.33	Credit Services Agreement, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.68	January 30, 2017
10.34∞	Amendment to Services Agreement, dated November 22, 2016, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.12	November 9, 2017
10.35∞	Second Amendment to Services Agreement, dated October 9, 2017 and effective as of October 1, 2017, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.13	November 9, 2017
10.36∞	Third Amendment to Services Agreement, dated May 8, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC.	10-Q	10.3	August 10, 2018
10.37∞	Fourth Amendment to Services Agreement, dated January 25, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-K	10.34	March 8, 2019
10.38	Guaranty, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.69	January 30, 2017
10.39	Amendment to Guaranty, dated October 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.71	January 30, 2017
10.40	Parent Guaranty, dated July 15, 2015, by and among NCP Finance Ohio, LLC, Rise Credit, LLC and the Registrant	S-1	10.70	January 30, 2017
10.41	Credit Services Agreement, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.65	January 30, 2017
10.42	Guaranty, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.66	January 30, 2017
10.43	Parent Guaranty, dated January 18, 2016, by and among NCP Finance Limited Partnership, Rise Credit, LLC and the Registrant	S-1	10.67	January 30, 2017
10.44∞	Program Agreement between Credit Services Organization and Third-Party Lender, dated June 26, 2015, by and between Sentral Financial LLC and RISE Credit Service of Ohio, LLC	S-1	10.28	November 9, 2015

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.45	Parent Guaranty Agreement, dated June 26, 2015, by the Registrant to and for the benefit of Sentral Financial LLC	S-1	10.29	November 9, 2015
10.46	Guaranty, dated June 26, 2015, by RISE Credit Service of Ohio, LLC to and for the benefit of Sentral Financial LLC	S-1	10.30	November 9, 2015
10.47	Amendment to Guaranty, dated October 5, 2015, between Sentral Financial LLC and Rise Credit Services of Ohio, LLC	S-1	10.31	November 9, 2015
10.48	License Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.72	January 30, 2017
10.49∞	Support Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.73	January 30, 2017
10.50∞	TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated April 3, 2014, by and between Trans Union LLC and the Registrant	S-1	10.34	November 9, 2015
10.51	Fort Worth Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.41	March 9, 2018
10.52	Amendment to Fort Worth Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.42	March 9, 2018
10.53	Second Amendment to the Fort Worth Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.12	November 9, 2015
10.54	Third Amendment to the Fort Worth Sublease Agreement, dated October 12, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.54	January 30, 2017
10.55	Fourth Amendment to Fort Worth Sublease Agreement, dated July 31, 2016, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.55	January 30, 2017
10.56∞	Lease Agreement (Fort Worth Property), dated July 13, 2016, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	S-1	10.56	January 30, 2017
10.57∞	First Amendment to Lease Agreement, dated August 31, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC.	10-Q	10.3	November 9, 2018
10.58∞	Second Amendment to Lease Agreement, dated December 3, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	10-K	10.55	March 8, 2019
10.59	Addison Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.17	November 9, 2015
10.60	Amendment to Addison Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC	S-1	10.16	November 9, 2015
10.61	Second Amendment to the Addison Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC	S-1	10.15	November 9, 2015
10.62∞	Office Lease Agreement, dated January 24, 2018, by and between the Registrant and COP-Spectrum Center, LLC	10-K	10.50	March 9, 2018
10.63∞	First Amendment to Office Lease dated March 25, 2019 by and between COP-Spectrum Center, LLC as landlord and Elevate Credit, Inc. as tenant.	10-Q	10.4	May 10, 2019

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.64+	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers	S-1	10.18	March 10, 2017
10.65+	Elevate 2014 Equity Incentive Plan, as amended	8-K	10.5	January 30, 2019
10.66+	Elevate Form Stock Option Agreement	S-1	10.20	November 9, 2015
10.67+	Elevate Form Stock Option Agreement with vesting acceleration for Kenneth E. Rees and Jason Harvison	S-1	10.21	November 9, 2015
10.68+	Employment Option Agreement, dated as of May 1, 2014, by and between the Registrant and Kenneth E. Rees	S-1	10.22	November 9, 2015
10.69+	Elevate 2016 Omnibus Incentive Plan, as amended	8-K	10.4	January 30, 2019
10.70+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Prior Form)	S-1	10.43	December 31, 2015
10.71+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award. (Prior Form)	10-Q	10.8	August 9, 2019
10.72+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award.	Filed herewith.
10.73+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Section 16 Grantees) (Prior Form)	S-1	10.47	December 31, 2015
10.74+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees). (Prior Form)	10-Q	10.11	August 9, 2019
10.75+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees).	Filed herewith.
10.76+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	S-1	10.44	December 31, 2015
10.77+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	10-Q	10.3	May 11, 2018
10.78+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award. (Prior Form)	10-Q	10.7	August 9, 2019
10.79+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award.	Filed herewith.
10.80+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.48	December 31, 2015
10.81+	Form of Elevate 2016 Omnibus Incentive Plan 2016 Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.74	January 30, 2017
10.82+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	10-Q	10.4	May 11, 2018
10.83+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees). (Prior Form)	10-Q	10.10	August 9, 2019
10.84+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees).	Filed herewith.
10.85+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Prior Form)	S-1	10.45	December 31, 2015
10.86+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award. (Prior Form)	10-Q	10.9	August 9, 2019

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.87+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award.	Filed herewith.
10.88+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Section 16 Grantees) (Prior Form)	S-1	10.46	December 31, 2015
10.89+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees). (Prior Form)	10-Q	10.12	August 9, 2019
10.90+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees).	Filed herewith.
10.91+	Elevate 2016 Employee Stock Purchase Plan, as amended	8-K	10.6	January 30, 2019
10.92+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement with Brian Biglin	S-8	10.10	March 12, 2018
10.93+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.24	November 9, 2015
10.94+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.39	December 31, 2015
10.95+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.81	March 10, 2017
10.96+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Kenneth E. Rees and Elevate Credit Service, LLC.	8-K	10.1	January 30, 2019
10.97+	Resignation and Release of Claims Agreement, dated July 25, 2019, between Elevate Credit Service, LLC and Kenneth E. Rees	10-Q	10.4	August 9, 2019
10.98+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.25	November 9, 2015
10.99+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.40	December 31, 2015
10.100+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Jason Harvison and Elevate Credit Service, LLC	S-1	10.82	March 10, 2017
10.101+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Jason Harvison and Elevate Credit Service, LLC.	8-K	10.2	January 30, 2019
10.102+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Jason Harvison and Elevate Credit Service, LLC.	10-Q	10.5	August 9, 2019
10.103+	Amended and Restated Employment Agreement, dated November 21, 2019, by and between Jason Harvison and Elevate Credit Services, LLC.	8-K	10.1	November 22, 2019
10.104+	Employment, Confidentiality and Non-Compete Agreement, dated January 5, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.26	November 9, 2015
10.105+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.41	December 31, 2015
10.106+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.83	March 10, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.107+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC.	8-K	10.3	January 30, 2019
10.108+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC.	10-Q	10.6	August 9, 2019
10.109β	Joint Marketing Agreement, dated October 15, 2018, by and between FinWise Bank and EF Marketing, LLC	Filed herewith.
10.110β	First Amendment to Joint Marketing Agreement, dated August 1, 2019, by and between FinWise Bank and EF Marketing, LLC	Filed herewith.
10.111β	Technology and Support Agreement, dated October 15, 2018, by and between FinWise Bank and Elevate Decision Sciences, LLC	Filed herewith.
10.112	First Amendment to Technology and Support Agreement, dated August 1, 2019, by and between FinWise Bank and Elevate Decision Sciences, LLC	Filed herewith.
10.113β	Administrative Services Agreement, dated October 15, 2018, by and between EF SPV, Ltd. and EF Financial, LLC	Filed herewith.
10.114	Credit Default Protection Agreement, dated October 15, 2018, by and between EF Financial, LLC and EF SPV, Ltd.	Filed herewith.
10.115	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between EF Financial, LLC and EF SPV, Ltd.	Filed herewith.
10.116	Participation Interest Purchase and Sale Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	Filed herewith.
10.117β	First Amendment to Participation Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	Filed herewith.
21.1	Subsidiaries of Elevate Credit, Inc.	Filed herewith.
23.1	Consent of Grant Thornton, LLP	Filed herewith.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1∞	Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company	S-1	99.1	November 9, 2015
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

+	Indicates a management contract or compensatory plan.
∞	Confidential treatment has been requested or granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
β	Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elevate Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Worth, State of Texas, on February 14, 2020.

Elevate Credit, Inc.
By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Harvison, Christopher Lutes and Sarah Fagin Cutrona, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jason Harvison	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2020
Jason Harvison

/s/ Christopher T. Lutes	Chief Financial Officer (Principal Financial Officer)	February 14, 2020
Christopher Lutes

/s/ Chad Bradford	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2020
Chad Bradford

/s/ Saundra D. Schrock	Chairman	February 14, 2020
Saundra D. Schrock

/s/ John C. Dean	Director	February 14, 2020
John C. Dean

/s/ Stephen B. Galasso	Director	February 14, 2020
Stephen B. Galasso

/s/ Tyler W. K. Head	Director	February 14, 2020
Tyler W. K. Head

/s/ Robert L. Johnson	Director	February 14, 2020
Robert L. Johnson

/s/ Kenneth E. Rees	Director	February 14, 2020
Kenneth E. Rees

/s/ Stephen J. Shaper	Director	February 14, 2020
Stephen J. Shaper

/s/ Bradley R. Strock	Director	February 14, 2020
Bradley Strock