Form 10-Q
period 2020-03-31
Elevate Credit, Inc.
filed 2020-05-08
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0004 par value	ELVT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2020
Common Shares, $0.0004 par value	42,602,175

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

•
the effects of the outbreak of the novel coronavirus ("COVID-19") on demand for our products, our business, our financial condition and results of operations, including as a result of the expansion of our payment flexibility program to provide temporary relief to certain customers, underwriting changes we and the bank originators we support are implementing to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, and new legislation or other governmental responses to the pandemic;

•	the availability of debt financing, funding sources and disruptions in credit markets;

•
our ability to meet anticipated cash operating expenses and capital expenditure requirements, including our plans with respect to assessing minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle;

•	anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;

•	our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;

•	our expectations with respect to trends in our average portfolio effective annual percentage rate;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our anticipated expansion of relationships with strategic partners, including banks;

•	customer demand for our product and our ability to respond to fluctuations in demand;

•	our ability to attract potential customers and retain existing customers and our cost of customer acquisition;

•	the ability of customers to repay loans;

•	interest rates and origination fees on loans;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;

•	our reliance on third-party service providers;

•	our access to the automated clearing house system;

•	the efficacy of our marketing efforts and relationships with marketing affiliates;

•	our anticipated direct marketing costs and spending;

•	the evolution of technology affecting our products, services and markets;

•	continued innovation of our analytics platform, including releases of new credit models;

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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents*	$101,429	$88,913
Restricted cash	2,190	2,294
Loans receivable, net of allowance for loan losses of $81,816 and $86,996, respectively*	516,670	573,677
Prepaid expenses and other assets*	13,038	11,608
Operating lease right of use assets	9,746	10,191
Receivable from CSO lenders	6,822	8,696
Receivable from payment processors*	9,278	10,651
Deferred tax assets, net	9,737	10,139
Property and equipment, net	49,905	49,989
Goodwill, net	6,776	16,027
Intangible assets, net	1,371	1,402
Total assets	$726,962	$783,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$41,179	$45,596
Operating lease liabilities	13,790	14,352
Income taxes payable	1,174	—
Deferred revenue*	8,831	12,087
Notes payable, net (See Note 14)*	514,206	555,063
Total liabilities	579,180	627,098
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,508,834 and 44,445,736 issued; 43,000,499 and 43,676,826 outstanding, respectively	18	18
Additional paid-in capital	195,471	193,061
Treasury stock; at cost; 1,508,335 and 768,910 shares of common stock, respectively	(6,717)	(3,344)
Accumulated deficit	(40,083)	(34,342)
Accumulated other comprehensive (loss) income, net of tax benefit of $1,367 and $1,353, respectively*	(907)	1,096
Total stockholders’ equity	147,782	156,489
Total liabilities and stockholders’ equity	$726,962	$783,587

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

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2020	2019
Revenues	$177,455	$189,504
Cost of sales:
Provision for loan losses	82,753	87,431
Direct marketing costs	12,071	11,154
Other cost of sales	8,330	5,060
Total cost of sales	103,154	103,645
Gross profit	74,301	85,859
Operating expenses:
Compensation and benefits	26,191	25,710
Professional services	9,207	9,699
Selling and marketing	1,424	1,846
Occupancy and equipment	5,749	5,052
Depreciation and amortization	4,797	4,266
Other	1,251	1,307
Total operating expenses	48,619	47,880
Operating income	25,682	37,979
Other expense:
Net interest expense (See Note 14)	(14,195)	(19,219)
Foreign currency transaction (loss) gain	(812)	613
Impairment loss	(9,251)	—
Non-operating loss	(4,263)	—
Total other expense	(28,521)	(18,606)
(Loss) income before taxes	(2,839)	19,373
Income tax expense	2,072	6,015
Net (loss) income	$(4,911)	$13,358

Basic (loss) earnings per share	$(0.11)	$0.31
Diluted (loss) earnings per share	$(0.11)	$0.30
Basic weighted average shares outstanding	43,161,716	43,348,249
Diluted weighted average shares outstanding	43,161,716	43,875,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(4,911)	$13,358
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $(14) and $(2) for the three months ended 2020 and 2019, respectively	(2,003)	665
Change in derivative valuation, net of tax of $0 and $(95) for the three months ended 2020 and 2019, respectively	—	(208)
Total other comprehensive (loss) income, net of tax	(2,003)	457
Total comprehensive (loss) income	$(6,914)	$13,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2020 and 2019

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	—	—	43,329,262	$18	$183,244	—	$—	$(66,525)	$54	$116,791
Share-based compensation	—	—	—	—	2,435	—	—	—	—	2,435
Exercise of stock options	—	—	12,500	—	26	—	—	—	—	26
Vesting of restricted stock units	—	—	16,034	—	(4)	—	—	—	—	(4)
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $2	—	—	—	—	—	—	—	—	665	665
Change in derivative valuation net of tax benefit of $95	—	—	—	—	—	—	—	—	(208)	(208)
Net income	—	—	—	—	—	—	—	13,358	—	13,358
Balances at March 31, 2019	—	—	43,357,796	$18	$185,699	—	$—	$(53,167)	$511	$133,061

Balances at December 31, 2019	—	—	43,676,826	18	193,061	768,910	(3,344)	(34,342)	1,096	156,489
Share-based compensation	—	—	—	—	2,775	—	—	—	—	2,775
Exercise of stock options	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units	—	—	28,913	—	(314)	—	—	—	—	(314)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $14	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Treasury stock reissued for RSUs vesting	—	—	188,961	—	—	(188,961)	830	(830)	—	—
Treasury stock acquired	—	—	(928,386)	—	—	928,386	(4,203)	—	—	(4,203)
Net loss	—	—	—	—	—	—	—	(4,911)	—	(4,911)
Balances at March 31, 2020	—	—	43,000,499	$18	$195,471	1,508,335	$(6,717)	$(40,083)	$(907)	$147,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,911)	$13,358
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,797	4,266
Provision for loan losses	82,753	87,431
Share-based compensation	2,775	2,435
Amortization of debt issuance costs	174	180
Amortization of loan premium	1,523	1,553
Amortization of derivative assets	—	108
Amortization of operating leases	(116)	128
Deferred income tax expense, net	416	5,737
Unrealized loss from foreign currency transactions	812	(613)
Impairment loss	9,251	—
Non-operating loss	4,263	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	836	1,657
Income taxes payable	1,639	—
Receivables from payment processors	1,239	(2,285)
Receivables from CSO lenders	1,875	4,482
Interest receivable	(17,230)	(15,801)
State and other taxes payable	—	394
Deferred revenue	(2,811)	(5,434)
Accounts payable and accrued liabilities	(10,586)	166
Net cash provided by operating activities	76,699	97,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(250,227)	(272,169)
Principal collections and recoveries on loans receivable	238,734	256,742
Participation premium paid	(1,400)	(1,205)
Purchases of property and equipment	(5,565)	(7,105)
Net cash used in investing activities	(18,458)	(23,737)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$6,500	$10,000
Payments of notes payable	(46,939)	(43,000)
Debt issuance costs paid	(51)	(2,547)
Common stock repurchased	(4,203)	—
Proceeds from stock option exercises	27	26
Taxes paid related to net share settlement of equity awards	(314)	(4)
Net cash (used in) provided by financing activities	(44,980)	(35,525)
Effect of exchange rates on cash	(849)	242
Net increase in cash, cash equivalents and restricted cash	12,412	38,742

Cash and cash equivalents, beginning of period	88,913	58,313
Restricted cash, beginning of period	2,294	2,591
Cash, cash equivalents and restricted cash, beginning of period	91,207	60,904

Cash and cash equivalents, end of period	101,429	97,153
Restricted cash, end of period	2,190	2,493
Cash, cash equivalents and restricted cash, end of period	$103,619	$99,646

Supplemental cash flow information:
Interest paid	$14,336	$18,988
Taxes paid	$85	$—

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$423	$2,326
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$21	$90
Annual membership fee included in Deferred revenues and Loans receivable	$1	$—
Reissuances of Treasury stock	$830	$—
Changes in fair value of interest rate caps	$—	$304
Tax benefit of equity issuance costs included in Additional paid-in capital	$—	$2
Leasehold improvements allowance included in Property and equipment, net	$—	$134
Operating lease right of use assets recognized	$—	$12,289
Operating lease liabilities recognized	$—	$16,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2020 and 2019

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 14, 2020. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain amounts in the prior periods presented herein have been reclassified to conform to the current period financial statement presentation. The Company does not believe that these reclassifications have a material impact on the consolidated financial statements. The Company reclassified $605 thousand to Accounts payable and accrued liabilities with an offset to Income taxes payable related to December 31, 2019 state and other taxes payable.
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
For the three months ended March 31, 2020 and 2019

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
The Company accrues finance charges on installment loans on a constant yield basis over their terms. The Company accrues and defers fixed charges such as CSO fees and lines of credit fees when they are assessed and recognizes them to earnings as they are earned over the life of the loan. The Company accrues interest on credit cards based on the amount of the outstanding credit card balance and the related contractual interest rate. Credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. The Company does not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued when payment is past due by more than 90 days. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days and are considered delinquent after the grace period. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest and then to the principal loan balance.
In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization, and the spread of COVID-19 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects, and in accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 60 days, and up to a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period with the extension of the maturity date equivalent to the deferral period,which is not to exceed an additional 180 days. The finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan as adjusted for the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Condensed Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise and Sunny brands. Line of credit accounts include customer cash advances made through the Rise brand in two states and the Elastic brand. Credit cards represent credit card balances, uncollected billed interest and fees through the Today Card brand. All outstanding balances, allowance for loan losses, and revenues for the Today Card were immaterial in 2018 and 2019.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

The Company considers impaired loans as accounts over 60 days past due (for installment loans and lines of credit) or 120 days past due (for credit cards), or loans which become uncollectible based on information that the Company becomes aware of (e.g., receipt of customer bankruptcy notice). The impaired loans are charged-off at the time that they are deemed to be uncollectible.
A modification of finance receivable terms is considered a troubled debt restructuring ("TDR") if the borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise have considered to a borrower. The Company typically considers TDRs to include all installment and line of credit loans that were modified by granting principal and interest forgiveness or by extension of the maturity date for more than 60 days as a part of a loss mitigation strategy.
On March 22, 2020, federal and state banking regulators issued a joint statement on working with customers affected by COVID-19 (the "Interagency Statement"). The Interagency Statement includes guidance on accounting for loan modifications. In accordance with the Interagency Statement, the Company has elected to not recognize modified loans as TDRs if the borrower was both not more than 30 days past due as of March 1, 2020 and the modification stems from the effects of the COVID-19 outbreak. The minor modifications offered by the Company to borrowers that meet both qualifications may include payment deferrals less than 6 months, interest or fee waivers, extensions of payment terms or delays in payment. If the borrower was not current at March 1, 2020, the Company offers similar modifications that are considered TDRs. This election is applicable from March 1, 2020 until the earlier of 60 days following the date the COVID-19 national emergency comes to an end or December 31, 2020.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Property and equipment, gross	$128,154	$124,148
Accumulated depreciation and amortization	(78,249)	(74,159)
Property and equipment, net	$49,905	$49,989
UK Research and Development Expenditure Credit
During 2019, the Company adopted the UK Research and Development Expenditure Credit ("RDEC") for qualifying expenses incurred since January 1, 2017. The credits are grants from the UK government to promote research and development activities in the UK and are recognized against the underlying research and development expenses. An entity that qualifies for RDEC credits must use the credits to offset any outstanding tax liabilities to the UK government. To the extent that the credit is larger than the tax liability, this excess can be paid directly to the Company. The Company's qualifying expenditures mainly consist of employment and contractor costs of certain of the Company's developers. The Company has recorded gross RDEC credits of $90 thousand within the related expense category with an offsetting amount of $17 thousand within Income tax expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. The Company completed its annual test as of October 1, 2019 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

The Company recognized an impairment of the UK reporting unit’s $9.3 million goodwill balance and the charge was recognized to Impairment loss on the Condensed Consolidated Statements of Operations. Following this impairment charge, the Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of March 31, 2020.
Prior to the adoption of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), the Company’s impairment evaluation of goodwill was already based on comparing the fair value of the Company’s reporting units to their carrying value. The adoption of ASU 2017-04 as of January 1, 2020 had no impact on the Company's evaluation procedures. The fair value of the reporting units is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting units, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting units. The income approach uses the Company’s projections of financial performance for a six- to nine-year period and includes assumptions about future revenues growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the reporting units’ operating performance. The multiples are derived from other publicly traded companies that are similar but not identical to the Company from an operational and economic standpoint.

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
For the three months ended March 31, 2020 and 2019

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
The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated statements of operations.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt this ASU prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The adoption of ASU 2018-13 at January 1, 2020 did not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has adopted all of the amendments of ASU 2017-04 as of January 2020 with no impact to the Company's condensed consolidated financial statements. For the three months ended March 31, 2020, the Company recognized a $9.3 million impairment loss related to goodwill on the UK reporting unit. The Company used the simplified subsequent measurement requirements per ASU 2017-04 in its impairment analysis.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to COVID-19. Among other things, the CARES Act provides income tax relief inclusive of permitting NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has reviewed the tax relief provisions of the CARES Act regarding its eligibility and determined that the impact is likely to be insignificant with regard to its effective tax rate. The Company continues to monitor and evaluate its eligibility for the CARES Act tax relief provisions to identify any that may become applicable in the future.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Accounting Standards to be Adopted in Future Periods
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). The purpose of ASU 2020-03 is to clarify, correct errors in or make minor improvements to the codification. Among other revisions, the amendments clarify that an entity should record an allowance for credit losses when an entity regains control of financial assets sold in accordance with Topic 326. ASU 2020-03 also clarifies disclosure requirements for debt securities under Topic 942 and affirms that all entities are required to provide the fair value option disclosures within paragraphs 825-10-50-24 through 50-32 of the codification. The amendments in this update are effective on the latter of the issuance of ASU 2020-03 or the effective date of their related topic. The Company does not anticipate the adoption of ASU 2020-03 to have a material impact on the Company's condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is assessing the potential impact of electing all or portions of ASU 2020-04 on the Company's condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2019-12 on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-11") issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing TDRs, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net (loss) income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at March 31, 2020 and 2019.

Diluted EPS is computed by dividing net (loss) income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2020	2019
Numerator (basic):
Net (loss) income	$(4,911)	$13,358

Numerator (diluted):
Net (loss) income	$(4,911)	$13,358

Denominator (basic):
Basic weighted average number of shares outstanding	43,161,716	43,348,249

Denominator (diluted):
Basic weighted average number of shares outstanding	43,161,716	43,348,249
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	527,161
Diluted weighted average number of shares outstanding	43,161,716	43,875,410

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share	$(0.11)	$0.31
Diluted (loss) earnings per share	$(0.11)	$0.30

For the three months ended March 31, 2020 and 2019, the Company excluded the following potential common shares from its diluted (loss) earnings per share calculation because including these shares would be anti-dilutive:

•	1,862,170 and 1,457,296 common shares issuable upon exercise of the Company's stock options; and

•	3,584,019 and 113,114 common shares issuable upon vesting of the Company's RSUs.

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net (loss) income per share attributable to the Company. The two-class method requires a portion of net (loss) income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the three-month periods ended March 31, 2020 and 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Finance charges	$111,135	$110,548
CSO fees	7,341	13,708
Lines of credit fees	58,573	64,733
Other	406	515
Total revenues	$177,455	$189,504
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans in the US with lines of credit offered in two states. The Sunny product is an installment loan product offered in the UK. The Elastic product is a line of credit product in the US. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product offered in the US. Balances and activity for the Today Card as of and for the three months ended March 31, 2020 and 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of March 31, 2020 and December 31, 2019 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 60 days, which the Company may extend for an additional 60 days, for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of March 31, 2020, 4.7% of customers have been provided relief through a COVID-19 payment deferral program for a total of $26.4 million in loans with deferred payments. As of April 30, 2020, 10.8% of customers have been provided relief through a COVID-19 payment deferral program for a total of $53.4 million in loans with deferred payments. We believe the Allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of March 31, 2020.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of March 31, 2020 and December 31, 2019 have been charged off.

	March 31, 2020
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Current loans	$309,139	$218,408	$527,547
Past due loans	49,084	19,803	68,887
Total loans receivable	358,223	238,211	596,434
Net unamortized loan premium	215	1,837	2,052
Less: Allowance for loan losses	(55,763)	(26,053)	(81,816)
Loans receivable, net	$302,675	$213,995	$516,670

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
Total loans receivable includes approximately $16.9 million and $8.9 million of loans in a non-accrual status at March 31, 2020 and December 31, 2019, respectively.
Additionally, total loans receivable includes approximately $34.0 million and $38.1 million of interest receivable at March 31, 2020 and December 31, 2019, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$59,182	$29,893	$89,075
Provision for loan losses	58,747	24,006	82,753
Charge-offs	(65,878)	(30,314)	(96,192)
Recoveries of prior charge-offs	5,660	2,468	8,128
Effect of changes in foreign currency rates	(377)	—	(377)
Total	57,334	26,053	83,387
Accrual for CSO lender owned loans	(1,571)	—	(1,571)
Balance end of period	$55,763	$26,053	$81,816

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise and Sunny	Elastic(1)	Total
Balance beginning of period	$60,002	$36,050	$96,052
Provision for loan losses	57,869	29,562	87,431
Charge-offs	(72,135)	(39,559)	(111,694)
Recoveries of prior charge-offs	5,421	2,288	7,709
Effect of changes in foreign currency rates	201	—	201
Total	51,358	28,341	79,699
Accrual for CSO lender owned loans	(3,242)	—	(3,242)
Balance end of period	$48,116	$28,341	$76,457
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.

As of March 31, 2020 and December 31, 2019, estimated losses of approximately $1.6 million and $2.1 million for the CSO owned loans receivable guaranteed by the Company of approximately $14.3 million and $19.6 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise, Elastic and Sunny, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Outstanding recorded investment before TDR	$7,546	$12,725
Outstanding recorded investment after TDR	7,228	11,355
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$318	$1,370

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Average outstanding recorded investment(1)	$17,714	$14,917
Interest income recognized	$3,730	$1,925
1. Simple average as of March 31, 2020 and 2019, respectively.

The table below presents the Company's loans modified as TDRs as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	2020	2019
Current outstanding investment	$10,306	$11,559
Delinquent outstanding investment	6,290	7,273
Outstanding recorded investment	16,596	18,832
Less: Impairment included in Allowance for loan losses	(4,326)	(5,238)
Outstanding recorded investment, net of impairment	$12,270	$13,594

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $7.6 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company had commitments to lend additional funds of approximately $2.7 million to customers with available and unfunded lines of credit as of March 31, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$44,439	$26,245
Loans receivable, net of allowance for loan losses of $25,145 and $28,852, respectively	209,499	234,504
Prepaid expenses and other assets	2	—
Receivable from payment processors	4,713	6,363
Total assets	$258,653	$267,112
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($9,199 and $7,690, respectively, eliminates upon consolidation)	$14,522	$15,902
Deferred revenue	3,562	4,280
Reserve deposit liability ($23,150 and $23,150, respectively, eliminates upon consolidation)	23,150	23,150
Notes payable, net	217,419	223,780
Accumulated other comprehensive income	—	—
Total liabilities and shareholder’s equity	$258,653	$267,112

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$13,436	$7,541
Loans receivable, net of allowance for loan losses of $21,558 and $17,436, respectively	117,998	111,281
Receivable from payment processors ($322 and $0 eliminates upon consolidation)	837	681
Total assets	$132,271	$119,503
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($13,461 and $7,114, respectively, eliminates upon consolidation)	$14,842	$8,576
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	108,479	101,977
Total liabilities and shareholder’s equity	$132,271	$119,503
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
For the three months ended March 31, 2020 and 2019

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
VPC Facility
The VPC Facility is primarily used to fund the Rise and Sunny loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). At both December 31, 2019 and March 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date.

•
A maximum borrowing amount of $124 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). At both December 31, 2019 and March 31, 2020, the weighted average base rate on the outstanding balance at was 2.73% and the overall interest rate was 10.23%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both March 31, 2020 and December 31, 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note and the UK Term Note both mature on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2020 and December 31, 2019.

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). The weighted average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted average base rate on the outstanding balance at March 31, 2020 was 2.45% and the overall interest rate was 9.95%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of March 31, 2020 and December 31, 2019.

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.50%). At both December 31, 2019 and March 31, 2020, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of March 31, 2020 and December 31, 2019.
VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.5%	$154,500	$182,000
UK Term Note bearing interest at the base rate + 7.5%	16,154	29,635
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.5%	108,500	102,000
ESPV Term Note bearing interest at the base rate + 7.5%	219,500	226,000
Debt issuance costs	(2,498)	(2,622)
Total	$514,206	$555,063

The change in the facility balances includes the following:

•	US Term Note - Paydown of $27.5 million under the revolver component of the facility;

•	UK Term Note - Paydown of $12.9 million under the revolver component of the facility;

•	EF SPV Term note - Draw of $6.5 million; and

•	ESPV Term Note - Paydown of $6.5 million under the revolver component of the facility.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
Future debt maturities as of March 31, 2020 are as follows:

Year (dollars in thousands)	March 31, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	498,654
Thereafter	—
Total	$516,704

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and UK reporting units. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. The Company recognized an impairment of the UK reporting unit’s $9.3 million goodwill balance and the charge was recognized to Impairment loss on the Condensed Consolidated Statements of Operations. Following this impairment charge, the Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of March 31, 2020. At December 31, 2019, the carrying value of goodwill was approximately $16 million. Of the total goodwill balance, approximately $0.4 million is deductible for tax purposes.
As quoted market prices are not available for these reporting units, the Company used the income approach to estimate the fair value of its reporting units. In prior valuations, the Company weighted the results of the income method most heavily in the overall determination of fair value. The income approach estimates the fair value by discounting each unit’s estimated future cash flows using the Company’s estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions. The Company’s estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in these valuations which could result in additional impairment charges in the future. The discount rates used to value the Company’s reporting units were between 19% and 20.4%. Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50-basis point increase or decrease in the discount rate assumptions would have changed the fair value of the two reporting units, on average, by less than 3%.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

The carrying value of acquired intangible assets as of March 31, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,713)	691
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	0	680
Total	$5,156	$(3,785)	$1,371
The carrying value of acquired intangible assets as of December 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$946	$(946)	$—
Non-compete	3,404	(2,682)	722
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	680	—	680
Total	$5,156	$(3,754)	$1,402
Total amortization expense recognized for the three months ended March 31, 2020 and 2019 was approximately $30 thousand and $144 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 5.8 years at March 31, 2020.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2021	$120
2022	120
2023	120
2024	120
2025	120

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of three years to seven years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of March 31, 2020 and December 31, 2019, net assets recorded under operating leases were $9.7 million and $10.2 million, respectively, and net lease liabilities were $13.8 million and $14.4 million, respectively.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Total lease cost for the three months ended March 31, 2020, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended March 31,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$808	$1,148
Short-term lease cost	346	11
Total lease cost	$1,154	$1,159
Further information related to leases is as follows:

	Three Months Ended March 31,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$924	$1,020
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	4.2 years	4.7 years
Weighted average discount rate	10.23%	10.23%
Future minimum lease payments as of March 31, 2020 are as follows:

Year (dollars in thousands)	Operating Leases
2020	$2,835
2021	3,876
2022	3,984
2023	3,486
2024	1,438
Thereafter	1,893
Total future minimum lease payments	$17,512
Less: Imputed interest	(3,722)
Operating lease liabilities	$13,790

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended March 31, 2020 and 2019 totaled approximately $2.8 million and $2.4 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,837,203 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

As of March 31, 2020, the total number of shares available for future grants under the 2016 Plan was 2,356,682 shares.
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
For the three months ended March 31, 2020, the Company had the following activity related to outstanding share-based awards:
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
A summary of stock option activity as of and for the three months ended March 31, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,269,178	$4.58
Granted	55,161	3.39
Exercised	(87,500)	2.13
Forfeited	(30,386)	4.05
Outstanding at March 31, 2020	2,206,453	4.65	3.86
Options exercisable at March 31, 2020	2,091,700	$4.69	3.56
At March 31, 2020, there was approximately $148 thousand of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years. The total intrinsic value of options exercised for the three months ended March 31, 2020 was $216 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the three months ended March 31, 2020 was $2.10. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

A summary of RSU activity as of and for the three months ended March 31, 2020 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	4,161,862	$6.10
Granted	415,313	2.10
Vested	(297,442)	4.81
Forfeited	(5,668)	4.41
Nonvested at March 31, 2020	4,274,065	5.80
Expected to vest at March 31, 2020	3,413,006	$6.00
At March 31, 2020, there was approximately $13.4 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.3 years. During the three months ended March 31, 2020, the total intrinsic of RSUs that vested during the period was approximately $1.2 million. As of March 31, 2020, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $3.5 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,816,716 shares authorized and 1,233,182 reserved for the ESPP. There have been no shares purchased under the ESPP for the three months ended March 31, 2020. Within share-based compensation expense for the three months ended March 31, 2020 and 2019, $141 thousand and $193 thousand, respectively, relates to the ESPP.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2020 and 2019, there were no significant transfers between levels.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
Fair Value Measurements on a Recurring Basis

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company and ESPV paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps qualified for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps were recognized in Accumulated other comprehensive (loss) income in the period incurred and subsequently reclassified to Interest expense when the hedged expenses were recorded. There were no gains or losses recognized in Accumulated other comprehensive (loss) income for the three months ended March 31, 2020 and 2019.

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following table summarizes these interest rate caps for the three months ended March 31, 2020 and 2019 (dollars in thousands):

Gains recognized in Interest expense	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

NOTE 10—DERIVATIVES
The Company and ESPV have periodically used hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. The Company had no outstanding derivative instruments as of March 31, 2020 and 2019 and December 31, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Cash Flow Hedges
The Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments were designated and accounted for as cash flow hedges, and the Company and ESPV measured the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive (loss) income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. See Note 9—Fair Value for additional information on these cash flow hedges.
The following table summarizes the activity that was recorded in Accumulated other comprehensive (loss) income in addition to reclassifications from Accumulated other comprehensive (loss) income into earnings related to each of the Company's and ESPV's interest rate caps during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive (loss) income	$—	$—	$159	$144
Gross gains recognized in Accumulated other comprehensive (loss) income	—	—	—	—
Gains reclassified to (loss) income through Interest expense	—	—	(159)	(144)
Ending unrealized gains in Accumulated other comprehensive (loss) income	$—	$—	$—	$—
NOTE 11—INCOME TAXES
Income tax expense for the three months ended March 31, 2020 and 2019 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Current income tax expense (benefit):
Federal	$1,152	$—
State	487	278
Foreign	17	—
Total current income tax expense	1,656	278

Deferred income tax expense (benefit):
Federal	73	4,339
State	343	1,398
Total deferred income tax expense	416	5,737

Total income tax expense	$2,072	$6,015

No material penalties or interest related to taxes were recognized for the three months ended March 31, 2020 and 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

The Company’s consolidated effective tax rates for the three months ended March 31, 2020 and 2019, including discrete items, were (73.0)% and 31%, respectively, while the US effective tax rates were 20.6% and 35%, respectively. For the three months ended March 31, 2020 and 2019, the Company’s consolidated effective tax rate was unfavorably impacted by the goodwill impairment charge, while the US effective tax rate differed from the standard corporate federal income tax rate of 21% primarily due to its permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. The Company's US cash effective tax rate was approximately 3.03%.
On March 27, 2020 the CARES Act was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to our effective tax rate. We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any that may become applicable in the future.
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

US deferred tax assets, net
At March 31, 2020 and December 31, 2019, the Company did not establish a valuation allowance for its US deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal net operating loss ("NOL") carryforward from US operations at December 31, 2019 was approximately $42.0 million and the results from operations in 2019 fully utilized this NOL carryforward, leaving no remaining Federal NOL at March 31, 2020. The remaining NOL carryforward relates to certain states and is immaterial at March 31, 2020. The research and development credit expires beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making their assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:

•
In 2019, the Company continued to grow its operating income (from $71 million in 2017 to $95 million in 2018 to $111 million in 2019). The US-only pre-tax earnings improved from a US-only pre-tax income of $14.1 million in 2018 to US-only pre-tax income of $38.4 million in 2019, a 172% improvement from prior year. The primary driver for the increase in operating income is related to our continued margin expansion provided by direct marketing and operating expense while improving credit quality in the loan portfolio during the past year.

•
The Company is in a three-year cumulative pre-tax income position in 2019. Additionally, the Company expects full utilization of its NOL carryforward in 2019 as well as approximately 20% of its research and development credits.

•
Due to the short-term nature of the loan portfolio and the other material items that comprise the US deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one to three years.

The Company has given due consideration to all the factors and has concluded that the US deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of March 31, 2020 and December 31, 2019, the Company did not establish a valuation allowance for the US DTA.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

UK deferred tax assets, net
At March 31, 2020 and December 31, 2019, the Company recognized a full valuation allowance for its foreign deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future due to the regulatory uncertainty in the UK. The Company assesses the UK deferred tax assets on a quarterly basis and, as a result, there have been no changes as of March 31, 2020. Regardless of the deferred tax valuation allowance recognized at March 31, 2020 and December 31, 2019, the Company continues to retain NOL carryforwards for foreign income tax purposes of approximately $57.2 million, available to offset future foreign taxable income. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance. The Company’s foreign NOL carryforward can be carried forward indefinitely.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

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
As of March 31, 2020 and December 31, 2019, the Company accrued approximately $2.7 million and $2.3 million, respectively, for the claims that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. This accrual is recognized as Other cost of sales in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The Company accrued $1.1 million at March 31, 2019. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, the Company's estimates may change in the near term and the effect of any such change could be material to the financial statements. The Company continues to monitor the matters for further developments that could affect the amount of the loss contingency recognized.
The following table presents a rollforward of the amounts accrued for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning balance	$2,334	$925
Accruals	2,294	1,124
Payments	(2,017)	(922)
Effects of changes in foreign currency rates	66	2
Ending balance	$2,677	$1,129

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Other Matters:
The Company is cooperating with the Consumer Financial Protection Bureau (the "CFPB") related to a civil investigative demand ("CID") received by Think Finance, Inc. ("TFI") requesting information about the operations of TFI prior to the spin-off. In November 2017, the CFPB sued TFI in Montana District Court. Elevate is not a party to this lawsuit. The CFPB and TFI have settled all claims and have received final court approval in the United States Bankruptcy Court for the Northern District of Texas.
While no TFI related litigation has been filed directly against Elevate, and we can provide no assurance that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the Think Finance Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). Elevate and the TFLT have commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations. If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. We can provide no assurances as to how long the mediation proceedings may take, or the outcome of such proceedings. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
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
In California, two separate actions have been filed seeking damages and public injunctive relief and alleging unconscionable interest rates on Rise loans - one lawsuit in the Superior Court of California, and one demand for arbitration.  The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy.  The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $266.6 million and $251.2 million in available and unfunded credit lines at March 31, 2020 and December 31, 2019, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $8.9 million and $8.3 million in available and unfunded credit lines at March 31, 2020 and December 31, 2019, respectively. The Today Card, which expanded its test launch in November 2018, had approximately $3.1 million and $0.6 million in available and unfunded credit lines as of March 31, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At both March 31, 2020 and December 31, 2019, the Company had $400 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
Indemnifications and contingent loss accrual
In the ordinary course of business, the Company may indemnify customers, vendors, lessors, investors, and other parties for certain matters subject to various terms and scopes. For example, the Company may indemnify certain parties for losses due to the Company's breach of certain agreements or due to certain services it provides. As the Company has previously disclosed, the Company has also entered into separate indemnification agreements with the Company’s directors and executive officers, in addition to the indemnification provided for in the Company’s amended and restated bylaws. These agreements, among other things, provide that the Company will indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s or, where applicable, TFI’s directors or executive officers, or any of the Company’s subsidiaries or any other company or enterprise to which the person provides services at the Company’s request. The indemnification agreements also set forth certain procedures that will apply in the event of a claim for indemnification thereunder.
At March 31, 2020, the Company accrued a contingent loss related to a legal matter in the amount of $4.3 million. The accrual is recognized as Non-operating loss in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. This contingent loss is based on a probable settlement composed of both cash and certain amounts that are subject to valuation adjustments until the final settlement. The table below presents a rollforward of the amounts accrued for the three months ended March 31, 2020.

Three Months Ended March 31,
(Dollars in thousands)	2020
Beginning balance	$—
Expected loss	4,263
Net contingent loss related to a legal matter	$4,263

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
For the three months ended March 31, 2020 and 2019

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Revenues
United States	$162,467	$160,066
United Kingdom	14,988	29,438
Total	$177,455	$189,504

	March 31, 2020	December 31, 2019
Long-lived assets
United States	$54,091	$54,313
United Kingdom	13,707	23,296
Total	$67,798	$77,609

NOTE 14—RELATED PARTIES
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three months ended March 31, 2020 and 2019 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Fees and travel expenses	$183	$131
Stock compensation	1,006	366
Consulting	114	75
Total board related expenses	$1,303	$572
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. For the three months ended March 31, 2020 and 2019, the interest payments on this loan were $20 thousand and $22 thousand, respectively.
At March 31, 2020 and December 31, 2019, the Company had approximately $122 thousand and $123 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2020 and 2019

NOTE 15—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
The Company made a $20 million debt paydown against the ESPV Facility subsequent to March 31, 2020.
For the period from April 1, 2020 to May 7, 2020, the Company repurchased 1,191,153 shares of its common stock on the open market for a total purchase price of $1.9 million, including any fees or commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Note About Forward-Looking Statements" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We generally refer to loans, customers and other information and data associated with each of our brands (Rise, Elastic, Sunny and Today Card) as Elevate’s loans, customers, information and data, irrespective of whether Elevate directly originates the credit to the customer or whether such credit is originated by a third party.
OVERVIEW
We provide online credit solutions to consumers in the US and the UK who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $8.4 billion in credit. Our current online credit products, Rise, Elastic and Sunny, and our recently test launched Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we make to our Rise and Sunny customers and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to approximately $492 million at March 31, 2020. See “—Liquidity and Capital Resources—Debt facilities.”
Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 18 states. FinWise Bank initially provides all of the funding and retains a percentage of the balances of all of the loans originated and sells the remaining loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $150 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity under GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.

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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of March 31, 2020. See “—Liquidity and Capital Resources—Debt facilities.”

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

•
Margin expansion.    We expect that our operating margins will continue to expand over the long term as we lower our direct marketing costs and efficiently manage our operating expenses while continuing to improve our credit quality. Over the next several years, as we continue to scale our loan portfolio, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will decline to approximately 10% of revenues and our operating expenses will decline to approximately 20% of revenues. We aim to manage our business to achieve a long-term operating margin of 20%, and do not expect our operating margin to increase beyond that level, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.

Impact of COVID-19
In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
As COVID-19 began to impact our locations in the US and the UK, we successfully transitioned our employee base to a remote working environment. We have sought to ensure our employees feel secure in their jobs and have the flexibility and resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support.

In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 60 days, which we may extend for an additional 60 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise and Sunny installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, we expect the average APR of our products to decrease due to the impact of the COVID pandemic and the payment flexibility programs that have been implemented. As of March 31, 2020, 4.7% of customers have been provided relief through a COVID-19 payment deferral program for a total of $26.4 million in loans with deferred payments. As of April 30, 2020, 10.8% of customers have been provided relief through a COVID-19 payment deferral program for a total of $53.4 million in loans with deferred payments. We believe the Allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of March 31, 2020.

Both we and the bank originators are closely monitoring early credit quality indicators such as first payment defaults, deferred payments and line of credit utilization. We have also seen a slight increase in delinquencies and expect an increase in net charge-offs as compared to prior periods. Both we, and the bank originators we support, have implemented underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic and have reduced loan origination applications and loan origination volume since the beginning of the COVID-19 pandemic. The portfolio of loan products we and the bank originators provide has experienced decreased demand in the US and UK as the COVID-19 pandemic began impacting those markets.

Due to the impact of COVID-19, we determined that a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of our UK and Elastic reporting units (there is no goodwill associated with the Rise or Today Card reporting units). We performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. We recognized an impairment of the UK reporting unit’s $9.3 million goodwill balance and the charge was recognized to Impairment loss on the Condensed Consolidated Statements of Operations.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.
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

Revenue Growth

	As of and for the three months ended March 31,
Revenue metrics (dollars in thousands, except as noted)	2020	2019
Revenues	$177,455	$189,504
Period-over-period change in revenue	(6)%	(2)%
Ending combined loans receivable – principal(1)	577,697	575,131
Average combined loans receivable – principal(1)(2)	613,585	609,192
Total combined loans originated – principal	250,227	298,264
Average customer loan balance (in dollars)(3)	1,707	1,577
Number of new customer loans	46,590	50,476
Ending number of combined loans outstanding	338,415	364,679
Customer acquisition costs (in dollars)	259	221
Effective APR of combined loan portfolio	116%	126%
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
The following tables summarize the changes in customer loans by product for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	152,435	149,524	301,959	72,525	374,484
New customer loans originated	24,413	11,337	35,750	10,840	46,590
Former customer loans originated	16,556	131	16,687	—	16,687
Attrition	(50,771)	(22,139)	(72,910)	(26,436)	(99,346)
Ending number of combined loans outstanding	142,633	138,853	281,486	56,929	338,415
Customer acquisition cost	$309	$303	$307	$102	$259
Average customer loan balance	$2,269	$1,656	$1,966	$425	$1,707

	Three Months Ended March 31, 2019
	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155	89,449	398,604
New customer loans originated	17,365	4,838	22,203	28,273	50,476
Former customer loans originated	17,791	9	17,800	—	17,800
Attrition	(52,893)	(25,484)	(78,377)	(23,824)	(102,201)
Ending number of combined loans outstanding	125,021	145,760	270,781	93,898	364,679
Customer acquisition cost	$333	$294	$324	$140	$221
Average customer loan balance	$2,241	$1,685	$1,941	$527	$1,577
(1) Includes immaterial balances related to the Today Card, which expanded its test launch in November 2018.
Recent trends.    Our revenues for the three months ended March 31, 2020 totaled $177.5 million, a decrease of 6% versus the three months ended March 31, 2019. Both Elastic and UK Sunny products experienced year-over-year declines in revenues, partially offset by an increase in revenues from our Rise product. Almost all the decline in Elastic and Sunny revenues resulted from a decrease in loan balances. Elastic loan balances at March 31, 2020, totaled $224.7 million, down roughly $20 million from a year ago. Elastic was the product that was initially most impacted by the COVID-19 pandemic as customer multidraw activity (or line utilization on this line of credit product) was surprisingly lower than expected. Elastic originations were almost $10 million lower in the month of March 2020 versus what we had originally expected at the beginning of the quarter, and this trend has continued through April 2020. As a result of these lower loan balances, Elastic revenues declined almost $6.0 million in the first quarter of 2020 compared to a year ago.
Our Sunny loan portfolio has decreased from $49.4 million at the end of the first quarter of 2019 down to just $24.2 million at the end of the 2020 first quarter. As has been previously disclosed, despite very low customer acquisition costs due to a lack of competition, we continue to approve fewer new customers each quarter because of ever-stringent customer affordability regulations in the UK. We only approved just over ten thousand new customer loans in the first quarter of 2020, at a very low CAC of $102, but down from almost thirty thousand new customer loans in the first quarter of 2019. As a result of these lower loan balances, Sunny revenue declined $14.4 million in the first quarter of 2020 compared to a year ago.
Rise revenue increased $8.4 million on a year-over-year basis, partially offsetting the decline from the other two products. Rise installment loan balances were up $43.5 million to $323.6 million at March 31, 2020, compared to $280.1 million a year ago. Most of the increase in the Rise loan balances resulted from loans originated by FinWise Bank, which began originating Rise loans in the fourth quarter of 2018.
In response to the COVID-19 pandemic, we have also expanded our payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 60 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise and Sunny installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, we expect the average APR of our products to decrease due to the impact of the COVID pandemic and the payment flexibility programs that have been implemented.

Additionally, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume in March for both new and former customers in addition to implementing underwriting changes that limited the volume of new customer loan originations in March 2020. As a result, our CAC was higher in the first quarter of 2020 as compared to the first quarter of 2019 but was within our long-term targeted range of $250 to $300. In the first quarter of 2019, we moderated our customer growth and marketing spend, primarily for the Elastic product, as we focused on rolling out new credit models for the remainder of the year. Prior to COVID-19, we had resumed our seasonal marketing efforts in the first quarter of 2020, which experienced increased new loan volume as compared to prior year as well as increased our direct marketing costs. The CAC for our US products decreased due to more efficient marketing spend. The Sunny CAC also decreased for the three months ended March 31, 2020 from $140 to $102 due to more efficient marketing spend coupled with diminished competition in the UK market. We believe our CAC in future quarters will remain within or below our long-term target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels with our recently launched credit models and benefit from continued less competition in the UK market.
Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands)	2020	2019
Net charge-offs(1)	$88,064	$103,985
Additional provision for loan losses(1)	(5,311)	(16,554)
Provision for loan losses	$82,753	$87,431
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	10%	10%
Net charge-offs as a percentage of revenues(1)	50%	55%
Total provision for loan losses as a percentage of revenues	47%	46%
Combined loan loss reserve(3)	$83,387	$79,699
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	13%
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

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	11%	N/A	N/A	N/A
2019	13%	11%	11%	13%
2018	13%	12%	13%	14%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.

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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the total amount of gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric.
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

The following provides an example of the application of our loan loss reserve methodology and the break-out of the provision for loan losses between the portion associated with replenishing the reserve due to net charge-offs and the amount related to the additional provision for loan losses. If the beginning combined loan loss reserve were $25 million, and we incurred $10 million of net charge-offs during the period and the ending combined loan loss reserve needed to be $30 million according to our loan loss reserve methodology, our total provision for loan losses would be $15 million, comprising $10 million in net charge-offs (provision needed to replenish the combined loan loss reserve) plus $5 million of additional provision related to an increase in future inherent losses in the loan portfolio identified by our loan loss reserve methodology.

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

Recent trends.    Total loan loss provision for the three months ended March 31, 2020 was 47% of revenues, which was within our targeted range of 45% to 55%, and slightly higher than the 46% for the three months ended March 31, 2019. For the three months ended March 31, 2020, net charge-offs as a percentage of revenues decreased to 50% compared to 55% in the prior year period. In the near-term, due to the impact of the COVID-19 pandemic, we expect to see an increase in our net charge-offs as a percentage of revenues. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting models and processes.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13.6% and 13.1% as of March 31, 2020 and March 31, 2019, respectively. Historically, our combined loan loss reserve has decreased by 3-6% during the first quarter of the year due to the seasonal loan paydowns and slower new customer loan origination activities during that period. As of March 31, 2020, our combined loan loss reserve was 13.6%, an increase of 4% from the combined loan loss reserve rate of 13.1% at December 31, 2019. This increase in the loan loss reserve is due to a shift in the mix of the portfolio products and a slight increase in our delinquencies due to COVID-19 at March 31, 2020. Past due loan balances at March 31, 2020 were 10.2% of total combined loans receivable - principal, slightly up from 9.7% from a year ago.

Additionally, we also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through March 31, 2020 for each annual vintage since the 2013 vintage are generally under 30% and continue to trend at or slightly below our 25% to 30% long-term targeted range. In the beginning of 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage. Additionally, we rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. The preliminary data on the 2019 vintage is that it is performing better than both 2017 and 2018 vintages. We expect that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the impact of the economic crisis resulting from the COVID-19 pandemic.
1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.

Margins

	Three Months Ended March 31,
Margin metrics (dollars in thousands)	2020	2019

Revenues	$177,455	$189,504
Net charge-offs(1)	(88,064)	(103,985)
Additional provision for loan losses(1)	5,311	16,554
Direct marketing costs	(12,071)	(11,154)
Other cost of sales	(8,330)	(5,060)
Gross profit	74,301	85,859
Operating expenses	(48,619)	(47,880)
Operating income	$25,682	$37,979
As a percentage of revenues:
Net charge-offs	50%	55%
Additional provision for loan losses	(3)	(9)
Direct marketing costs	7	6
Other cost of sales	5	3
Gross margin	42	45
Operating expenses	27	25
Operating margin	14%	20%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. Due to the uncertain impact of COVID-19, we are monitoring our margins closely. Long-term, we expect our margins to increase as we continue to scale our business while maintaining stable credit quality. We allocate all marketing spend only to new customer loans. As our loan portfolio continues to mature with more customer loans that are from repeat customers, we will be generating revenue from those repeat customer loans without incurring any related marketing expense. As a result, we expect marketing expense as a percentage of revenue to continue to decline over time resulting in an increased gross profit margin. Additionally, being an online fintech company, we believe that as we continue to scale our business, we will generate operating efficiencies and our operating expense as a percentage of revenues will decline resulting in an increased operating margin. However, short-term, due to the expected impact of COVID-19, we expect our operating margin to decrease as both net charge-offs and operating expenses as a percentage of revenue are expected to increase, due to a combination of higher net charge-offs combined with a decrease in revenues and operating expenses that will be flat to slightly declining.
Recent operating margin trends.    For the three months ended March 31, 2020, our operating margin was 14%, which was a decrease from 20% in the prior year period. This decrease was primarily driven by a decrease in revenue, higher total loan loss provision due to an increased combined loan loss reserve as compared to the prior year, higher direct marketing costs due to expanded marketing activities during the period and increased other cost of sales.

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
Adjusted Net (Loss) Income
Adjusted net (loss) income represents our net (loss) income, adjusted to exclude:

•	Impairment on goodwill

•	Contingent loss related to a legal matter

•	Cumulative tax effect of adjustments

Adjusted diluted earnings per share is Adjusted net income divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net (loss) income and diluted (loss) earnings per share to Adjusted net income and Adjusted diluted earnings per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands except per share amounts)	2020	2019
Net (loss) income	$(4,911)	$13,358
Impact of impairment loss (1)	9,251	—
Impact of contingent legal loss	4,263	—
Cumulative tax effect of adjustments	(1,006)	—
Adjusted net income	$7,597	$13,358

Diluted (loss) earnings per share	$(0.11)	$0.30
Impact of impairment loss (1)	0.21	—
Impact of contingent legal loss	0.09	—
Cumulative tax effect of adjustments	(0.02)	—
Adjusted diluted earnings per share	$0.17	$0.30

Diluted weighted average shares outstanding	43,161,716	43,875,410
Effect of potentially dilutive shares outstanding (2)	470,021	—
Adjusted diluted weighted average shares outstanding	43,631,737	43,875,410
(1) No tax effect as impairment loss relates to UK goodwill.
(2) Represents potentially dilutive shares that had not been included in the Company's quarter-ended March 31, 2020 diluted weighted average shares outstanding as the Company is in a net loss position under U.S. GAAP. Including these shares would have been anti-dilutive when in a net loss position.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net (loss) income, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund the loan portfolios;

•	Share-based compensation;

•	Foreign currency gains and losses associated with our UK operations;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Impairment loss on goodwill;

•	Gains and losses from fair value adjustments, dispositions or contingent losses related to legal matters included in non-operating losses; and

•	Income taxes.
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net (loss) income or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net (loss) income	$(4,911)	$13,358
Adjustments:
Net interest expense	14,195	19,219
Share-based compensation	2,777	2,435
Foreign currency transaction loss (gain)	812	(613)
Depreciation and amortization	4,797	4,266
Impairment loss	9,251	—
Non-operating loss	4,263	—
Income tax expense	2,072	6,015
Adjusted EBITDA	$33,256	$44,680

Adjusted EBITDA margin	19%	24%

Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Net cash provided by operating activities(1)	$76,699	$97,762
Adjustments:
Net charge-offs – combined principal loans	(67,352)	(81,166)
Capital expenditures	(5,565)	(7,105)
FCF	$3,782	$9,491
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the total amount of gross charge-offs.
Additional provision for loan losses.    Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Net charge-offs	$88,064	$103,985
Additional provision for loan losses	(5,311)	(16,554)
Provision for loan losses	$82,753	$87,431
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

Beginning in the fourth quarter of 2018, the Company also licenses its Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 18 states. Prior to August 1, 2019, Finwise Bank retained 5% of the balances of all originated loans and sold a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. We do not own EF SPV, but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2019				2020
(Dollars in thousands)	March 31	June 30	September 30	December 31	March 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$491,208	$523,785	$543,565	$559,169	$506,408
Loans receivable – principal, past due, company owned	55,286	55,711	65,824	63,413	58,119
Loans receivable – principal, total, company owned	546,494	579,496	609,389	622,582	564,527
Loans receivable – finance charges, company owned	32,491	31,805	35,702	38,091	33,959
Loans receivable – company owned	578,985	611,301	645,091	660,673	598,486
Allowance for loan losses on loans receivable, company owned	(76,457)	(75,896)	(89,667)	(86,996)	(81,816)
Loans receivable, net, company owned	$502,528	$535,405	$555,424	$573,677	$516,670
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$27,941	$21,099	$18,633	$17,474	$12,606
Loans receivable – principal, past due, guaranteed by company	696	596	697	723	564
Loans receivable – principal, total, guaranteed by company(1)	28,637	21,695	19,330	18,197	13,170
Loans receivable – finance charges, guaranteed by company(2)	2,164	1,676	1,553	1,395	1,150
Loans receivable – guaranteed by company	30,801	23,371	20,883	19,592	14,320
Liability for losses on loans receivable, guaranteed by company	(3,242)	(1,983)	(1,972)	(2,079)	(1,571)
Loans receivable, net, guaranteed by company(2)	$27,559	$21,388	$18,911	$17,513	$12,749
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$519,149	$544,884	$562,198	$576,643	$519,014
Combined loans receivable – principal, past due	55,982	56,307	66,521	64,136	58,683
Combined loans receivable – principal	575,131	601,191	628,719	640,779	577,697
Combined loans receivable – finance charges	34,655	33,481	37,255	39,486	35,109
Combined loans receivable	$609,786	$634,672	$665,974	$680,265	$612,806
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(76,457)	$(75,896)	$(89,667)	$(86,996)	$(81,816)
Liability for losses on loans receivable, guaranteed by company	(3,242)	(1,983)	(1,972)	(2,079)	(1,571)
Combined loan loss reserve	$(79,699)	$(77,879)	$(91,639)	$(89,075)	$(83,387)
Combined loans receivable – principal, past due(3)	$55,982	$56,307	$66,521	$64,136	$58,683
Combined loans receivable – principal(3)	575,131	$601,191	$628,719	$640,779	$577,697
Percentage past due(1)	10%	9%	11%	10%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	12%	14%	13%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	12%	14%	13%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise and Sunny installment loans, the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the three months ended March 31, 2019, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
Foreign currency transaction (loss) gain.    We incur foreign currency transaction gains and losses related to activities associated with our UK entity, Elevate Credit International, Ltd., primarily with regard to the VPC Facility used to fund Sunny installment loans.
Impairment loss.    Impairment loss for the three months ended March 31, 2020 included a charge recognized related to the goodwill impairment on our UK reporting unit.
Non-operating loss.    Non-operating loss for the three months ended March 31, 2020 included a contingent loss related to a legal matter.

STATEMENTS OF OPERATIONS
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended March 31,
Condensed consolidated statements of operations data (dollars in thousands)	2020	2019

Revenues	$177,455	$189,504
Cost of sales:
Provision for loan losses	82,753	87,431
Direct marketing costs	12,071	11,154
Other cost of sales	8,330	5,060
Total cost of sales	103,154	103,645
Gross profit	74,301	85,859
Operating expenses:
Compensation and benefits	26,191	25,710
Professional services	9,207	9,699
Selling and marketing	1,424	1,846
Occupancy and equipment	5,749	5,052
Depreciation and amortization	4,797	4,266
Other	1,251	1,307
Total operating expenses	48,619	47,880
Operating income	25,682	37,979
Other expense:
Net interest expense	(14,195)	(19,219)
Foreign currency transaction (loss) gain	(812)	613
Impairment loss	(9,251)	—
Non-operating loss	(4,263)	—
Total other expense	(28,521)	(18,606)
Income (loss) before taxes	(2,839)	19,373
Income tax expense	2,072	6,015
Net (loss) income	$(4,911)	$13,358

	Three Months Ended March 31,
As a percentage of revenues	2020	2019

Cost of sales:
Provision for loan losses	47%	46%
Direct marketing costs	7	6
Other cost of sales	5	3
Total cost of sales	58	55
Gross profit	42	45
Operating expenses:
Compensation and benefits	15	14
Professional services	5	5
Selling and marketing	1	1
Occupancy and equipment	3	3
Depreciation and amortization	3	2
Other	1	1
Total operating expenses	27	25
Operating income	14	20
Other expense:
Net interest expense	(8)	(10)
Foreign currency transaction (loss) gain	—	—
Impairment loss	(5)	—
Non-operating loss	(2)	—
Total other expense	(16)	(10)
Income (loss) before taxes	(2)	10
Income tax expense	2	3
Net (loss) income	(3)%	7%

Comparison of the three months ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$177,049	100%	$188,989	100%	$(11,940)	(6)%
Other	406	—	515	—	(109)	(21)
Revenues	$177,455	100%	$189,504	100%	$(12,049)	(6)%
Revenues decreased by $12.0 million, or 6%, from $189.5 million for the three months ended March 31, 2019 to $177.5 million for the three months ended March 31, 2020. This decrease in revenues was primarily due to a decline in revenues from the Elastic and Sunny UK products, partially offset by an increase in revenue from the Rise installment loan product. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$339,264	$243,906	$583,170	$30,415	$613,585
Effective APR	123%	97%	112%	198%	116%
Finance charges	$103,505	$58,573	$162,078	$14,971	$177,049
Other	99	289	388	18	406
Total revenue	$103,604	$58,862	$162,466	$14,989	$177,455

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise (US)(1)	Elastic (US)(2)	Total Domestic	Sunny (UK)	Total

Average combined loans receivable – principal(3)	$290,450	$266,396	$556,846	$52,346	$609,192
Effective APR	132%	99%	116%	228%	126%
Finance charges	$94,885	$64,733	$159,618	$29,371	$188,989
Other	351	96	447	68	515
Total revenue	$95,236	$64,829	$160,065	$29,439	$189,504

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

Both Elastic and UK Sunny products experienced year-over-year declines in revenues, partially offset by an increase in revenues from our Rise product. Almost all the decline in Elastic and Sunny revenues resulted from a decrease in average loan balances. Elastic average loan balances for the first quarter of 2020 totaled $243.9 million, down roughly $22 million from a year ago. Elastic was the product that was initially most impacted by the COVID-19 pandemic as customer multidraw activity (or line utilization on this line of credit product) was surprisingly lower than expected. Elastic originations were almost $10 million lower in the month of March 2020 versus what we had originally expected at the beginning of the quarter and this trend has continued through April 2020. As a result of these lower loan balances, Elastic revenues declined almost $6.0 million in the first quarter of 2020 compared to a year ago.
Our Sunny loan portfolio has decreased from an average of $52.3 million for the first quarter of 2019 down to just $30.4 million for the 2020 first quarter. As has been previously disclosed, despite very low customer acquisition costs due to a lack of competition, we continue to approve fewer new customers each quarter because of ever-stringent customer affordability regulations in the UK. We only approved just over ten thousand new customer loans in the first quarter of 2020, at a very low CAC of $102, but down from almost 30 thousand new customer loans in the first quarter of 2019. As a result of these lower loan balances, Sunny revenue declined $14.4 million in the first quarter of 2020 compared to a year ago.
Rise revenue increased $8.4 million on a year-over-year basis, partially offsetting the decline from the other two products. Average Rise installment loan balances were up $48.8 million to $339.3 million for the quarter ended March 31, 2020, compared to $290.5 million a year ago. Most of the increase in the average Rise loan balances resulted from loans originated by FinWise Bank, which began originating Rise loans in the fourth quarter of 2018.
In response to the COVID-19 pandemic, we have also expanded our payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 60 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise and Sunny installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, we expect the average APR of our products to decrease due to the impact of the COVID pandemic and the payment flexibility programs that have been implemented. Additionally, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume in March for both new and former customers in addition to implementing underwriting changes that limited the volume of new customer loan originations in March 2020.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$82,753	47%	$87,431	46%	$(4,678)	(5)%
Direct marketing costs	12,071	7	11,154	6	917	8
Other cost of sales	8,330	5	5,060	3	3,270	65
Total cost of sales	$103,154	58%	$103,645	55%	$(491)	—%
Provision for loan losses.    Provision for loan losses decreased by $4.7 million, or 5%, from $87.4 million for the three months ended March 31, 2019 to $82.8 million for the three months ended March 31, 2020.

The tables below break out these changes by loan product:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$52,099	$29,893	$81,992	$7,083	$89,075
Net charge-offs	(54,961)	(27,846)	(82,807)	(5,257)	(88,064)
Provision for loan losses	54,569	24,006	78,575	4,178	82,753
Effect of foreign currency	—	—	—	(377)	(377)
Ending balance	$51,707	$26,053	$77,760	$5,627	$83,387
Combined loans receivable(2)(3)	$346,212	$240,048	$586,260	$26,546	$612,806
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	11%	13%	21%	14%
Net charge-offs as a percentage of revenues	53%	47%	51%	35%	50%
Provision for loan losses as a percentage of revenues	53%	41%	48%	28%	47%

	Three Months Ended March 31, 2019
(Dollars in thousands)	Rise (US)	Elastic (US)(1)	Total Domestic	Sunny (UK)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647	$9,405	$96,052
Net charge-offs	(57,040)	(37,271)	(94,311)	(9,674)	(103,985)
Provision for loan losses	45,793	29,562	75,355	12,076	87,431
Effect of foreign currency	—	—	—	201	201
Ending balance	$39,350	$28,341	$67,691	$12,008	$79,699
Combined loans receivable(2)(3)	$298,759	$256,618	$555,377	$54,409	$609,786
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	11%	12%	22%	13%
Net charge-offs as a percentage of revenues	60%	57%	59%	33%	55%
Provision for loan losses as a percentage of revenues	48%	46%	47%	41%	46%

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

Total loan loss provision for the three months ended March 31, 2020 was 47% of revenues, which was within our targeted range of 45% to 55%, and slightly higher than the 46% for the three months ended March 31, 2019. For the three months ended March 31, 2020, net charge-offs as a percentage of revenues decreased to 50% compared to 55% in the prior year period. In the near-term, due to the impact of the COVID-19 pandemic, we expect to see an increase in our net charge-offs as a percentage of revenues. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range due to ongoing maturation of the loan portfolio and continued improvements in our underwriting models and processes.
The combined loan loss reserve as a percentage of combined loans receivable totaled 13.6% and 13.1% as of March 31, 2020 and March 31, 2019, respectively. Historically, our combined loan loss reserve has decreased by 3-6% during the first quarter of the year due to the seasonal loan paydowns and slower new customer loan origination activities during that period. As of March 31, 2020, our combined loan loss reserve was 13.6% an increase of 4% from the combined loan loss reserve rate of 13.1% at December 31, 2019. This increase in the loan loss reserve is due to a shift in the mix of the portfolio products and a slight increase in our delinquencies due to COVID-19 at March 31, 2020. Past due loan balances at March 31, 2020 were 10.2% of total combined loans receivable - principal, slightly up from 9.7% from a year ago.
Direct marketing costs.    Direct marketing costs increased by $0.9 million, or 8%, from $11.2 million for the three months ended March 31, 2019 to $12.1 million for the three months ended March 31, 2020. In the first quarter of 2019, we moderated our customer growth and marketing spend, primarily for the Elastic product, as we focused on rolling out new credit models for the remainder of the year. Prior to COVID-19, we had resumed our seasonal marketing efforts in the first quarter of 2020, which experienced increased new loan volume as compared to prior year as well as increased our direct marketing costs, primarily in our Rise and Elastic portfolios. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume in March for both new and former customers in addition to implementing underwriting changes that limited the volume of new customer loan originations in March. For the three months ended March 31, 2020, the number of new customers acquired decreased to 46,590 compared to 50,476 during the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, our CAC was $259 and $221, respectively. We expect CAC to continue to be within or below our long-term targeted range of $250 to $300 as we continue to optimize the efficiency of our marketing channels with our recently launched credit models and benefit from decreased competition in the UK, although we may see some quarterly volatility in CAC.

Other cost of sales.    Other cost of sales increased by $3.3 million, or 65%, from $5.1 million for the three months ended March 31, 2019 to $8.3 million for the three months ended March 31, 2020 due to increased data verification costs and increased affordability claim settlement expenses related to the Sunny product, partially offset by decreased product program expenses.
Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$26,191	15%	$25,710	14%	$481	2%
Professional services	9,207	5	9,699	5	(492)	(5)
Selling and marketing	1,424	1	1,846	1	(422)	(23)
Occupancy and equipment	5,749	3	5,052	3	697	14
Depreciation and amortization	4,797	3	4,266	2	531	12
Other	1,251	1	1,307	1	(56)	(4)
Total operating expenses	$48,619	27%	$47,880	25%	$739	2%

Compensation and benefits.    Compensation and benefits increased slightly by $0.5 million, or 2%, from $25.7 million for the three months ended March 31, 2019 to $26.2 million for the three months ended March 31, 2020 primarily due to increased costs associated with employee benefits.
Professional services.     Professional services decreased by $0.5 million, or 5%, from $9.7 million for the three months ended March 31, 2019 to $9.2 million for the three months ended March 31, 2020 primarily due to decreased contractor expenses.
Selling and marketing.    Selling and marketing decreased by $0.4 million, or 23%, from $1.8 million for the three months ended March 31, 2019 to $1.4 million for the three months ended March 31, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.7 million, or 14%, from $5.1 million for the three months ended March 31, 2019 to $5.7 million for the three months ended March 31, 2020 primarily due to increased web hosting and data center costs.
Depreciation and amortization.     Depreciation and amortization increased by $0.5 million, or 12%, from $4.3 million for the three months ended March 31, 2019 to $4.8 million for the three months ended March 31, 2020 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.

Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$14,195	8%	$19,219	10%	$(5,024)	(26)%

Net interest expense decreased 26% during the three months ended March 31, 2020 as compared to the prior year period. Our average effective interest rate on notes payable outstanding has decreased from 13.6% for the three months ended March 31, 2019 to 10.4% for the three months ended March 31, 2020, resulting in a decrease in interest expense of approximately $4.6 million. In addition, we had an average balance of $571.1 million in notes payable outstanding under the debt facilities in the first quarter of 2019, which we paid down to $549.8 million for the first quarter of 2020, resulting in a decrease in interest expense of approximately $0.6 million.

The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$217,415	$286,857
Net interest expense	5,750	8,691
Effective cost of funds	10.6%	12.3%

EF SPV Facility
Average facility balance during the period	$107,429	45,833
Net interest expense	2,637	1,274
Effective cost of funds	9.9%	11.3%

ESPV Facility
Average facility balance during the period	$224,929	$238,400
Net interest expense	5,807	9,254
Effective cost of funds	10.4%	15.7%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) will have an effective cost of funds of approximately 10.23%. Per the terms of the February 1, 2019 amendments, the Company qualified for a 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Foreign currency transaction (loss) gain
During the three months ended March 31, 2020, we incurred a $0.8 million loss in foreign currency remeasurement primarily related to a portion of the debt facility that our UK entity, Elevate Credit International, Ltd., has with a third-party lender, VPC, which is denominated in US dollars. The foreign currency remeasurement gain for the three months ended March 31, 2019 was $0.6 million.
Impairment loss
Due to the impact of COVID-19, we determined that a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of our UK and Elastic reporting units. We performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount.  While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. We recognized an impairment of the UK reporting unit’s $9.3 million goodwill balance and the charge was recognized to Impairment loss on the Condensed Consolidated Statements of Operations.
Non-operating loss
In March 2020, the Company accrued a contingent loss related to a legal matter.

Income tax expense

	Three Months Ended March 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$2,072	2%	$6,015	3%	$(3,943)	(66)%

Our income tax expense decreased $3.9 million, from an expense of $6.0 million for the three months ended March 31, 2019 to $2.1 million in expense for the three months ended March 31, 2020. Our consolidated effective tax rates for the three months ended March 31, 2020 and 2019 were (73)% and 31%, respectively. The difference in the effective tax rate is primarily due to the unfavorable tax impact related to the UK goodwill impairment charge of $9.3 million. Our US effective tax rate is 20.6% and 35.4% for the periods ended March 31, 2020 and 2019, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017 (the "Act"). The Company's US cash effective tax rate was approximately 3.0% for the first quarter of 2020.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any that may become applicable in the future.
Our UK operations have generated net operating losses which have a full valuation allowance provided due to the lack of sufficient objective evidence regarding the realizability of this asset. Therefore, no UK deferred tax benefit has been recognized in the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.
Net (loss) income

	Three Months Ended March 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net (loss) income	$(4,911)	(3)%	$13,358	7%	$(18,269)	(137)%
We incurred a $4.9 million net loss for the three months ended March 31, 2020 due to reduced gross profit offset by lower interest expense and income tax expense compared to a year ago. The net loss was also increased by a $9.3 million loss on goodwill impairment and a $4.3 million non-operating loss.
LIQUIDITY AND CAPITAL RESOURCES
As discussed previously, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit quality, levels of liquidity and our ongoing compliance with debt covenants. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, the Company has a principal debt payment obligation of $18.1 million (3% of outstanding debt) in February 2021 and no additional required principal payments on its outstanding debt until January 2024. We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within the Company's control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs.

The Company is continuing to assess it minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019. The amended share repurchase program provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. During the three months ended March 31, 2020, 928,386 shares were repurchased at a total cost of $4.2 million, inclusive of any transactional fees or commissions. We are continuing to assess our share repurchase program as part of our overall liquidity analysis and may make amendments or withdraw our share repurchase program in future periods.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise and Sunny products and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of March 31, 2020:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. This resulted in a blended interest rate paid of 10.23% on debt outstanding under this facility as of December 31, 2019. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1% ) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at March 31, 2020 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $124 million used to fund the UK Sunny loan portfolio (“UK Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR) plus 14%. This resulted in a blended interest rate paid of 10.23% on debt outstanding under this facility as of December 31, 2019. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at March 31, 2020 was 2.73% and the overall interest rate was 10.23%.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both March 31, 2020 and December 31, 2019 was 15.73%, respectively. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

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
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2020.
EF SPV Facility
EF SPV Term Note
EF SPV receives its funding from VPC in the EF SPV Facility which was finalized on February 1, 2019. Prior to the execution of the agreement with VPC, EF SPV was a borrower on the US Term Note under the VPC Facility. The EF SPV Term Note has a $150 million commitment amount. The interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%). All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the $108.5 million outstanding balance at March 31, 2020 was 2.45% and the overall interest rate was 9.95%. The EF SPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled prior to the maturity date of January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2020.

ESPV Facility

ESPV Term Note
Elastic SPV receives its funding from VPC in the ESPV Facility, which was finalized on July 13, 2015 and amended effective February 1, 2019. The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. This resulted in a blended interest rate paid of 10.22% on debt outstanding under this facility at December 31, 2019. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 10.22% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date is 10.23% (base rate of 2.73% plus 7.50%). All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.5% at the borrowing date. The weighted average base rate on the outstanding balance at March 31, 2020 was 2.72% and the overall interest rate was 10.22%. The Company entered into an interest rate cap on January 11, 2018 to mitigate the floating rate interest risk on the $216 million then outstanding. The interest rate cap matured on February 1, 2019. There are no principal payments due or scheduled until the credit facility maturity date of January 1, 2024. The ESPV Term Note has a revolving feature which provides the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2020.
Outstanding Notes Payable
The outstanding balances of notes payable as of March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.5%	$154,500	$182,000
UK Term Note bearing interest at the base rate + 7.5%	16,154	29,635
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.5%	108,500	102,000
ESPV Term Note bearing interest at the base rate + 7.5%	219,500	226,000
Total	$516,704	$557,685

The change in the facility balances includes the following:

•	US Term Note - Pay down of $27.5 million under the revolver component of the facility;

•	UK Term Note - Pay down of $12.9 million under the revolver component of the facility;

•	EF SPV Term note - Draw of $6.5 million; and

•	ESPV Term Note - Pay down of $6.5 million under the revolver component of the facility.

The following table presents the future debt maturities as of March 31, 2020:

Year (dollars in thousands)	March 31, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	498,654
Thereafter	—
Total	$516,704

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows

The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(Dollars in thousands)	2020	2019

Cash and cash equivalents	$101,429	$97,153
Restricted cash	2,190	2,493
Loans receivable, net	516,670	502,528
Cash provided by (used in):
Operating activities	76,699	97,762
Investing activities	(18,458)	(23,737)
Financing activities	(44,980)	(35,525)
Our cash and cash equivalents at March 31, 2020 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $76.7 million in cash from our operating activities for the three months ended March 31, 2020, primarily from revenues derived from our loan portfolio. This was down $21.1 million from the $97.8 million of cash provided by operating activities during the three months ended March 31, 2019. This decrease was the result of the $11.6 million reduction of our gross profit, which contributed to the $18.3 million decrease in our net (loss) income for the three months ended March 31, 2020 compared to the same prior year period as well as a change in our incentive programs during 2019 which moved from a semi-annual bonus payment to an annual bonus payment in March 2020.

Net cash used in investing activities
For the three months ended March 31, 2020 and 2019, cash used in investing activities was $18.5 million and $23.7 million, respectively. The decrease was primarily due to a decrease in net loans issued to customers. The following table summarizes cash used in investing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Cash used in investing activities
Net loans issued to consumers, less repayments	$(11,493)	$(15,427)
Participation premium paid	(1,400)	(1,205)
Purchases of property and equipment	(5,565)	(7,105)
	$(18,458)	$(23,737)
Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the three months ended March 31, 2020 and 2019, cash used in financing activities was $45.0 million and $35.5 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$6,500	$9,843
Payments on Notes payable	(46,939)	(43,000)
Debt issuance costs paid	(51)	(2,390)
Purchases of treasury stock	(4,203)	—
Proceeds from issuance of stock, net	27	26
Taxes paid related to net share settlement	(314)	—
Other activities	—	(4)
	$(44,980)	$(35,525)
The increase in cash used in financing activities for the three months ended March 31, 2020 versus the comparable period of 2019 was primarily due to higher payments made on notes payable made during the first quarter of 2020 versus the first quarter of 2019, and the purchases of treasury stock.

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Net cash provided by operating activities	$76,699	$97,762
Adjustments:
Net charge-offs – combined principal loans	(67,352)	(81,166)
Capital expenditures	(5,565)	(7,105)
FCF	$3,782	$9,491
Our FCF was $3.8 million for the first three months of 2020 compared to $9.5 million for the comparable prior year period. The decrease in our FCF was the result of the decrease in cash provided by operations, offset by a decrease in net charge-offs - combined principal loans during the first three months of 2020.
Operating and capital expenditure requirements
The Company is continuing to assess its minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the VPC Facility, EF SPV Facility and ESPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2019.
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

RECENT REGULATORY DEVELOPMENTS
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 and into the first quarter of 2020 resulting in a significant increase in affordability claims against all companies in the industry over this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of March 31, 2020, we accrued approximately $2.7 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. Our UK business provided the requested information to the FCA. The FCA reported back to us and asked our UK business to tighten certain aspects of its income verification and expenditure processes. We are working with the FCA to ensure the changes we make address all matters raised by the FCA.
On October 25, 2019, the Company's UK subsidiary, ECI, entered into an agreement with the FCA (the "Agreement") to not make any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. The Company believes this Agreement will not have a material impact on ECI's ability to continue to serve its customers and meet its obligations.
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
On October 10, 2019, AB 539 was signed by the Governor of California and chaptered by the California Secretary of State. The new law imposes an interest rate cap on all consumer loans made by Consumer Finance Lenders licensees between $2,500 and $10,000 of 36% plus the Federal Funds Rate. Effective January 1, 2020, Rise suspended making state licensed loans under the California Consumer Finance Lenders Law.
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
In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic impacting businesses and economies. In accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 60 days, up to a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to the deferral period, not to exceed an additional 180 days. Per FASB guidance, the finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan considering the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
Allowance and liability for estimated losses on consumer loans
We have adopted Financial Accounting Standards Board (“FASB”) guidance for disclosures about the credit quality of financing receivables and the allowance for loan losses (“allowance”). We maintain an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. We primarily utilize historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but we also consider recent collection and delinquency trends, as well as macro-economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, the estimate of the allowance for loan losses is subject to change in the near-term and could significantly impact the condensed consolidated financial statements. If a loan is deemed to be uncollectible before it is fully reserved, it is charged-off at that time. For loans classified as TDRs, impairment is typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate. As permitted by the SEC, we have elected to not adopt the Current Expected Credit Losses ("CECL") model which would require a broader range of reasonable and supportable information to inform credit loss estimates. See "- Recently Issued Accounting Pronouncements And JOBS Act Election" for more information.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. The Company completed its annual test as of October 1, 2019 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets.
As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. The Company recognized an impairment of the UK reporting unit’s $9.3 million goodwill balance and the charge was recognized to Impairment loss on the Condensed Consolidated Statements of Operations. Following this impairment charge, the Company has $6.8 million of goodwill related to the Elastic reporting unit remaining on the Condensed Consolidated Balance Sheets as of March 31, 2020.
Prior to the adoption of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), the Company’s impairment evaluation of goodwill was already based on comparing the fair value of the Company’s reporting units to their carrying value. The adoption of ASU 2017-04 as of January 1, 2020 had no impact on the Company's evaluation procedures. The fair value of the reporting units is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting units, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting units. The income approach uses the Company’s projections of financial performance for a six to nine-year period and includes assumptions about future revenues growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the reporting units’ operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
Internal-use software development costs
We capitalize certain costs related to software developed for internal use, primarily associated with the ongoing development and enhancement of our technology platform. Costs incurred in the preliminary development and post-development stages are expensed. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally three years.

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
We have no recorded liabilities for US uncertain tax positions at March 31, 2020 and December 31, 2019. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
For UK taxes, tax periods from fiscal years 2010 to 2019 remain open and subject to examination. We had an uncertain tax position at December 31, 2017 that was resolved and released during the year ended December 31, 2018. There are no additional UK uncertain tax positions at March 31, 2020.
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
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. The Company has reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any that may become applicable in the future.

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
Derivative Financial Instruments
On January 11, 2018, we and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively, which matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. We initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive (loss) income in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. We excluded the change in the time value of the interest rate caps in its assessment of their hedge effectiveness. We present the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. Our hedging program is not designed for trading or speculative purposes.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND JOBS ACT ELECTION
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, but did not have a material impact on the Company's condensed consolidated statements of operations.

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The adoption of ASU 2018-13 at January 1, 2020 did not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has adopted all of the amendments of ASU 2017-04 as of January 2020 with no impact to the Company's condensed consolidated financial statements. For the three months ended March 31, 2020, the Company recognized a $9.3 million impairment loss related to goodwill on the UK reporting unit. The Company used the simplified subsequent measurement requirements per ASU 2017-04 in its impairment analysis.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to COVID-19. Among other things, the CARES Act provides income tax relief inclusive of permitting NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has reviewed the tax relief provisions of the CARES Act regarding its eligibility and determined that the impact is likely to be insignificant with regard to its effective tax rate. The Company continues to monitor and evaluate its eligibility for the CARES Act tax relief provisions to identify any that may become applicable in the future.
Accounting Standards to be Adopted in Future Periods
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). The purpose of ASU 2020-03 is to clarify, correct errors in or make minor improvements to the Codification. Among other revisions, the amendments clarify that an entity should record an allowance for credit losses when an entity regains control of financial assets sold in accordance with Topic 326. ASU 2020-03 also clarifies disclosure requirements for debt securities under Topic 942 and affirms that all entities are required to provide the fair value option disclosures within paragraphs 825-10-50-24 through 50-32 of the codification. The amendments in this update are effective on the latter of the issuance of ASU 2020-03 or the effective date of their related topic. The Company does not anticipate the adoption of ASU 2020-03 to have a material impact on the Company's condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by Topic. The Company is assessing the potential impact of electing all or portions of ASU 2020-04 on the Company's condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is still assessing the potential impact of ASU 2019-12 on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-11") issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing Troubled Debt Restructurings ("TDRs") among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.

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
Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2020 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of US interest rates. Given the currently low US interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at March 31, 2020 was $188.7 million and the balance at December 31, 2019 was $229.7 million. The outstanding balance of our EF SPV Facility was $108.5 million at March 31, 2020 and the balance at December 31, 2019 was $102 million. The outstanding balance of our ESPV Facility was $219.5 million and $226.0 million at March 31, 2020 and December 31, 2019, respectively. Based on the average outstanding indebtedness through the three months ended March 31, 2020, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.8 million for the period.
Foreign currency exchange risk
We provide installment loans to customers in the UK. Interest income from our Sunny UK installment loans is earned in GBP. Fluctuations in exchange rate of the USD against the GBP and cash held in such foreign currency can result, and have resulted, in fluctuations in our operating income and foreign currency transaction gains and losses. We had foreign currency transaction losses of approximately $0.8 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. We currently do not engage in any foreign exchange hedging activity but may do so in the future.
At March 31, 2020, our GBP-denominated net assets were approximately $37.3 million (which excludes the $9.2 million then drawn under the USD-denominated UK term note under the VPC Facility). A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP at this date would have resulted in a decrease/increase in net assets of approximately $3.7 million. During the three months ended March 31, 2020, the GBP-denominated pre-tax loss was approximately $12.8 million. A hypothetical 10% strengthening or weakening in the value of the USD compared to the GBP during this period would have resulted in a decrease/increase in the pre-tax loss of approximately $1.3 million.

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
Other Matters
While no TFI related litigation has been filed directly against Elevate, we can provide no assurances that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On February 20, 2020, Elevate and the TFLT commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. While Elevate can provide no assurances as to the potential outcome of such mediation process, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation. In addition, if the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. See Item 1A. "Risk Factors—Risks Related to Our Association with TFI—The Think Finance Litigation Trust in the TFI Bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
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

In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and others are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. In addition, on April 6, 2020, Danh Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy. The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as set forth below.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The ongoing COVID-19 pandemic and various policies being implemented to prevent its spread could have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the US and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.

The pandemic and measures implemented by government authorities to try to contain the virus can affect our business directly as well as affect our employees, customers and business partners. While we have successfully transitioned our employee base to a remote working environment, normal operations may be difficult to maintain and our resources may be constrained. Similarly, the operations of our business partners and third party service providers may be constrained, reducing the effectiveness of collections, credit bureau reporting, marketing or other aspects of our operations. The effects of the outbreak on us could be exacerbated given that the outbreak, and preventative measures taken to contain or mitigate the outbreak, may increasingly have significant negative effects on consumer discretionary spending and demand for and repayment of our products. Further, many of our customers are experiencing layoffs, slowdowns, work stoppages and other changes in work and financial circumstances, diminishing their demand for loans, eligibility for loans and ability to repay loans. In addition, efforts we take in response to the pandemic, such as expanding our payment flexibility programs, or to mitigate the effects of the pandemic, such as implementing underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, may not be successful or may have other affects our business and results of operations such as, for example, decreasing the average APR of our products or reducing loan origination applications and loan origination volume. While we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit quality, levels of liquidity and our ongoing compliance with debt covenants, there can be no assurance that the COVID-19 outbreak and its effects will not materially adversely affect our financial position, and our access to capital, to the extent we need additional liquidity, may be constrained due to disruptions in the capital markets and financial markets.

Government efforts in the US and UK to mitigate the economic effects of the pandemic, including new legislation, may affect our business and operations. On March 27, 2020, Congress passed and the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides wide-ranging financial and regulatory relief related to the ongoing COVID-19 public health crisis. In addition to other regulatory relief measures, the CARES Act requires lenders that furnish credit information to report to credit bureaus that consumers are current on their loans if consumers have sought relief from their lenders due to the pandemic. The pandemic has also sparked a litany of new orders, rules, laws, guidance related to creditor collections and third-party debt collection activities. These rules generally prohibit certain collections activities for a specified time. It is anticipated that these restrictions, as well as certain options for borrowers to defer payments offered by us and the banks we work with, will impact collections for the at least the next several months.

The effects of the pandemic may also cause various government authorities to slow or suspend enacting new legislation or rulemaking and may hinder the ability of such authorities to provide regulatory guidance in a timely manner. For example, the California legislature, like most other states, has had their session cut short due to the coronavirus pandemic and, as a result, it is unclear when and whether California will continue with its pursuit of proposed revisions to the California Department of Business Oversight to, among other things, rename the Department of Business Oversight to be the Department of Financial Protection and Innovation and also empower the Department to extend state oversight to financial services providers not currently subject to state supervision but also facilitate innovation.

Given the dynamic nature of the COVID-19 outbreak, the extent to which it will impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the actions taken and restrictions imposed by state and federal governments to contain the virus, treat its impact or provide stimulus to the economy and how quickly and to what extent normal economic and operating activities can resume. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but any adverse impact on our business, results of operations, financial condition and cash flows could be material.
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
Although our management team has many years of experience in the non-prime lending industry, we operate in an evolving industry that may not develop as expected. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in non-prime lending can be affected by a wide variety of factors including:

•	Competition from other online and traditional lenders and credit card providers;

•	Regulatory limitations that impact the non-prime lending products we can offer and the markets we can serve;

•	An evolving regulatory and legislative landscape;

•	Access to important marketing channels such as:

◦	Direct mail and electronic offers;

◦	TV and mass media;

◦	Direct marketing, including search engine marketing; and

◦	Strategic partnerships with affiliates;

•	Changes in consumer behavior;

•	Access to adequate financing;

•	Increasingly sophisticated fraudulent borrowing and online theft;

•	Challenges with new products and new markets;

•	Dependence on our proprietary technology infrastructure and security systems;

•	Dependence on our personnel and certain third parties with whom we do business;

•	Risk to our business if our systems are hacked or otherwise compromised;

•	Evolving industry standards;

•	Recruiting and retention of qualified personnel necessary to operate our business and

•	Fluctuations in the credit markets and demand for credit.

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
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the US federal government or regulators in the UK impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. On April 30, 2019, Senator Dick Durbin reintroduced a bill that would create a national interest rate cap of 36% on consumer loans. S. 1230 "Protecting Consumers from Unreasonable Credit Rates Act of 2019" is co-sponsored by Senators Jeff Merkley, Sheldon Whitehouse, and Richard Blumenthal. Previous versions have been proposed in 2009, 2013, 2015 and 2017, but the bill has never made it to the House or Senate floor. The current bill is still pending in the Senate. In November 2019, Rep. Jesús "Chuy" García, Rep. Glenn Grothman and ten others introduced H.R. 5050, the Veterans and Consumers Fair Credit Act (VCFCA). This bill would create a national rate cap of 36% on all consumer loans from all lenders. Senators Jeff Merkley, Jack Reed, Sherrod Brown, Chris Van Hollen and others introduced S. 2833, a companion bill to H.R. 5050, in the Senate at the same time. The House Financial Services Committee held hearings on H.R. 5050 in February 2020 and it is possible that the bill will get more attention later this year.
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
If the information provided by customers or other third parties to us is incomplete, incorrect, or fraudulent, we may misjudge a customer’s qualification to receive a loan, and any inability to effectively identify, manage, monitor and mitigate fraud risk on a large scale could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
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
Our resources, technologies and fraud prevention tools, which are used to originate or facilitate the origination of loans or lines of credit, as applicable, under Rise, Sunny, Elastic and Today Card, may be insufficient to accurately detect and prevent fraud.

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
We have been and may also become subject to litigation in the future and a future adverse ruling in or a settlement of any such litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, create obligations, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions. On January 9, 2020, the District of Columbia's Attorney General, Karl A. Racine, issued a subpoena to Elevate alleging that Elevate may have violated the District of Columbia's Consumer Protection Procedures Act in connection with loans issued by banks in the District of Columbia.  The documents requested are related to the FinWise and Republic Bank originated loans in the District of Columbia.  Elevate has engaged counsel and initiated discussions with the Attorney General’s office and is working to address any potential issues and provide certain documents as requested.  Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position. In addition, on January 27, 2020, Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Rise and others are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. In California, there have been filed two separate actions seeking public injunctive relief and alleging unconscionable interest rates on RISE loans - one lawsuit in the Superior Court of California, and one demand for arbitration.  The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy.  The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law.
While no TFI related litigation has been filed directly against Elevate, we can provide no assurances that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). Elevate and the TFLT have commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. While Elevate can provide no assurances as to the potential outcome of such mediation process, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation. If the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. For more information please see “The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees, expenditures related to indemnification agreements and other related costs. In addition, a lawsuit or the mediation process with the TFLT, could cause investors to sell our stock based on concerns about potential adverse outcomes, whether unfounded or not, which could negatively impact our share price. We and others are also subject to regulatory proceedings, and we could suffer losses as a result of interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if we are not a party to those proceedings. Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Although no such claims have been brought directly against Elevate to date, in October 2019, Elevate entered into tolling agreements with TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the TFLT. Elevate and the TFLT have commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. In the event the mediation is unsuccessful, Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. As discussed below, in the event of litigation, to the extent that Elevate is not successful, it could be required to pay money in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. While Elevate can provide no assurances as to whether there will be a settlement, or a judgment against Elevate, or what the terms of any such settlement or judgment could be, in the event that Elevate is unable to pay any amount resulting from such settlement or judgment, it could have a material adverse effect on the Company’s financial condition, and Elevate could be obligated to file for bankruptcy. At this time, because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
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
The CFPB has authority to investigate and issue Civil Investigative Demands (“CIDs”) to consumer lending businesses, including us. In June 2012, prior to the spin-off, and after the spin-off, TFI received CIDs from the CFPB. The purpose of the CIDs purportedly was to determine whether TFI engaged in unlawful acts or practices relating to the advertising, marketing, provision, or collection of small-dollar loan products, in violation of parts of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Truth in Lending Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, or any other federal consumer financial law and to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. On November 15, 2017, the CFPB sued TFI alleging it engaged in unfair, deceptive, or abusive acts or practices. The CFPB and TFI have settled all claims and have received final court approval in the United States Bankruptcy Court for the Northern District of Texas. While TFI’s business is distinct from our business, we cannot predict to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all.

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

Our products currently have usage caps and limitations on lending based on internally developed “responsible lending guidelines.” If those policies become more restrictive due to legislative or regulatory changes at either the local, state, US federal, or UK regulatory level these products would experience declining revenues per customer. In some cases, legislative or regulatory changes at the local, state, US federal or UK regulatory level may require us to discontinue offering certain of our products in certain jurisdictions.
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
Elevate’s UK business has been authorized by the FCA since February 2016. Similar to US federal and state regulatory regimes, the FCA has the power to revoke, suspend or impose conditions upon our authorization to conduct a consumer credit business if it determines we are out of compliance with applicable UK laws, high-cost short-term rules or other legal requirements. If the FCA adopts rules that significantly restrict the conduct of our business, any such rules could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows or could make the continuance of all or part of our UK business impractical or unprofitable. Any new rules adopted by the FCA could also result in significant compliance costs and any findings by the FCA of our failure to adequately assess creditworthiness and our handling of complaints could make the continuance of all or part of our UK business impractical or unprofitable.

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
Over the last three years, our UK business received an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. If our evidence supports the affordability assessment and we reject the claim, the customer has the right to take the complaint to the Financial Ombudsman Service for further adjudication. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 resulting in a significant increase in affordability claims against all companies in the industry during this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The FCA began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. As of December 31, 2019, we accrued approximately $2.3 million for the claims received that were determined to be probable and reasonably estimable based on the Company's historical loss rates related to these claims. The outcomes of the adjudication of these claims may differ from the Company's estimates, and as a result, our estimates may change in the near term and the effect of any such change could be material to the financial statements. We continue to monitor the matters for further developments that could affect the amount of the accrued liability recognized.
Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. Our UK business provided the requested information to the FCA. The FCA reported back to us and asked our UK business to tighten certain aspects of its income verification and expenditure processes. In addition, in October 2019, the FCA required our UK business to enter into an agreement with the FCA that prohibits us from making any payments greater than £1.0 million outside of the normal course of business without obtaining prior approval from the FCA. We believe that we have adequately addressed the FCA’s concerns, however, there can be no assurances that the FCA will not require further changes to our business or operations in the UK, or that such changes will not make all or part of our UK business impractical or unprofitable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019. The share repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.

The following table provides information about our common stock repurchases during the quarter ended March 31, 2020.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1, 2020 to January 31, 2020	706,463	$4.86	706,463	$23,225,251
February 1, 2020 to February 29, 2020	56,144	$4.01	56,144	$23,000,379
March 1, 2020 to March 31, 2020	165,779	$3.31	165,779	$22,452,355
Total	928,386	$4.53	928,386

(1) Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1	Parent Guaranty Agreement, dated April 3, 2020, between Elevate Credit, Inc. and First Financial Loan Company, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Elevate Credit, Inc.

Date:	May 8, 2020	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)