Form 10-Q
period 2020-06-30
Elevate Credit, Inc.
filed 2020-08-07
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-37680

 ELEVATE CREDIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4714474
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

4150 International Plaza,	Suite 300
Fort Worth,	TX			76109
Address of Principal Executive Offices				Zip Code
		(817)	928-1500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0004 par value	ELVT	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2020
Common Shares, $0.0004 par value	40,788,816

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

Elevate Credit, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents*	$167,735	$71,215
Restricted cash	2,135	2,235
Loans receivable, net of allowance for loan losses of $59,438 and $79,912, respectively*	373,024	542,073
Prepaid expenses and other assets*	9,492	6,737
Operating lease right of use assets	9,286	10,191
Receivable from CSO lenders	3,854	8,696
Receivable from payment processors*	6,603	8,681
Deferred tax assets, net	22,887	8,784
Property and equipment, net	36,686	35,944
Goodwill, net	6,776	6,776
Intangible assets, net	1,193	1,253
Assets from discontinued operations (see Note 13)	—	81,002
Total assets	$639,671	$783,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$25,404	$38,679
Operating lease liabilities	13,207	14,352
Income taxes payable	235	—
Deferred revenue*	5,310	12,087
Notes payable, net (See Note 14)*	438,174	525,439
Liabilities from discontinued operations (see Note 13)	1,209	36,541
Total liabilities	483,539	627,098
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; None issued and outstanding at June 30, 2020 and December 31, 2019.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,445,736 issued; 42,007,167 and 43,676,826 outstanding, respectively	18	18
Additional paid-in capital	198,188	193,061
Treasury stock; at cost; 2,953,271 and 768,910 shares of common stock, respectively	(7,955)	(3,344)
Accumulated deficit	(34,119)	(34,342)
Accumulated other comprehensive income, net of tax benefit of $0 and $1,353, respectively	—	1,096
Total stockholders’ equity	156,132	156,489
Total liabilities and stockholders’ equity	$639,671	$783,587

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Revenues	$117,991	$150,374	$280,458	$310,440
Cost of sales:
Provision for loan losses	41,477	68,282	120,052	143,637
Direct marketing costs	344	11,074	11,313	18,271
Other cost of sales	1,607	2,508	4,277	4,786
Total cost of sales	43,428	81,864	135,642	166,694
Gross profit	74,563	68,510	144,816	143,746
Operating expenses:
Compensation and benefits	16,844	21,938	40,318	44,139
Professional services	8,471	7,686	16,397	15,864
Selling and marketing	904	1,460	1,858	2,552
Occupancy and equipment	4,843	4,013	9,479	7,835
Depreciation and amortization	4,529	3,955	8,825	7,811
Other	907	1,505	1,978	2,622
Total operating expenses	36,498	40,557	78,855	80,823
Operating income	38,065	27,953	65,961	62,923
Other expense:
Net interest expense (See Note 14)	(12,177)	(16,936)	(25,833)	(34,936)
Non-operating loss	(1,422)	—	(5,685)	—
Total other expense	(13,599)	(16,936)	(31,518)	(34,936)
Income from continuing operations before taxes	24,466	11,017	34,443	27,987
Income tax expense	8,373	2,634	10,428	8,649
Net income from continuing operations	16,093	8,383	24,015	19,338
Net loss from discontinued operations	(7,540)	(2,611)	(20,373)	(208)
Net income	$8,553	$5,772	$3,642	$19,130

Basic income per share
Continuing operations	$0.38	$0.19	$0.56	$0.44
Discontinued operations	(0.18)	(0.06)	(0.47)	—
Basic earnings per share	$0.20	$0.13	$0.09	$0.44

Diluted income per share
Continuing operations	$0.38	$0.19	$0.56	$0.44
Discontinued operations	(0.18)	(0.06)	(0.47)	(0.01)
Diluted earnings per share	$0.20	$0.13	$0.09	$0.43

Basic weighted average shares outstanding	42,182,412	43,681,159	42,673,879	43,514,862
Diluted weighted average shares outstanding	42,511,808	44,291,816	43,090,730	44,142,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$8,553	$5,772	$3,642	$19,130
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $0 and $1 for the three months ended 2020 and 2019, respectively, and $(14) and $(1) for the six months ended 2020 and 2019, respectively	(58)	(724)	(2,061)	(59)
Reclassification to Net loss from discontinued operations, net of tax of $1,369 and $0 for the three and six months ended 2020 and 2019, respectively	965	—	965	—
Change in derivative valuation, net of tax of $0 and $(95) for the three and six months ended 2020 and 2019, respectively	—	—	—	(208)
Total other comprehensive (loss) income, net of tax	907	(724)	(1,096)	(267)
Total comprehensive income	$9,460	$5,048	$2,546	$18,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2020 and 2019

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	—	—	43,329,262	$18	$183,244	—	$—	$(66,525)	$54	$116,791
Share-based compensation -US	—	—	—	—	4,922	—	—	—	—	4,922
Share-based compensation -UK	—	—	—	—	(11)	—	—	—	—	(11)
Exercise of stock options	—	—	25,000	—	81	—	—	—	—	81
Vesting of restricted stock units	—	—	677,343	—	(1,211)	—	—	—	—	(1,211)
ESPP shares issued	—	—	142,267	—	498	—	—	—	—	498
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax benefit of $(1)	—	—	—	—	—	—	—	—	(59)	(59)
Change in derivative valuation net of tax benefit of $(95)	—	—	—	—	—	—	—	—	(208)	(208)
Net income from continuing operations	—	—	—	—	—	—	—	19,338	—	19,338
Net loss from discontinued operations	—	—	—	—	—	—	—	(208)	—	(208)
Balances at June 30, 2019	—	—	44,173,872	$18	$187,521	—	$—	$(47,395)	$(213)	$139,931

Balances at December 31, 2019	—	—	43,676,826	18	193,061	768,910	(3,344)	(34,342)	1,096	156,489
Share-based compensation -US	—	—	—	—	5,347	—	—	—	—	5,347
Share-based compensation -UK	—	—	—	—	45	—	—	—	—	45
Exercise of stock options	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units	—	—	199,933	—	(567)	—	—	—	—	(567)
ESPP shares issued	—	—	280,584	—	353	—	—	—	—	353
Comprehensive loss:
Foreign currency translation adjustment net of tax of $1,355	—	—	—	—	—	—	—	—	(1,096)	(1,096)
Treasury stock reissued for RSUs vesting	—	—	785,218	—	—	(785,218)	3,419	(3,419)	—	—
Treasury stock acquired	—	—	(2,969,579)	—	—	2,969,579	(8,030)	—	—	(8,030)
Net income from continuing operations	—	—	—	—	—	—	—	24,015	—	24,015
Net loss from discontinued operations	—	—	—	—	—	—	—	(20,373)	—	(20,373)
Balances at June 30, 2020	—	—	42,007,167	$18	$198,188	2,953,271	$(7,955)	$(34,119)	$—	$156,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,642	$19,130
Less: Net loss from discontinued operations, net of tax	(20,373)	(208)
Net income from continuing operations	24,015	19,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,825	7,812
Provision for loan losses	120,052	143,637
Share-based compensation	5,347	4,922
Amortization of debt issuance costs	343	278
Amortization of loan premium	2,740	2,981
Amortization of derivative assets	—	108
Amortization of operating leases	(239)	145
Deferred income tax expense, net	10,096	8,117
Non-operating loss	5,685	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,219)	(186)
Income taxes payable	700	—
Receivables from payment processors	2,077	(612)
Receivables from CSO lenders	4,842	5,937
Interest receivable	(26,124)	(32,109)
State and other taxes payable	(91)	232
Deferred revenue	(6,226)	(9,583)
Accounts payable and accrued liabilities	(17,579)	1,461
Net cash provided by continuing operating activities	131,244	152,478
Net cash provided by discontinued operating activities	1,335	16,949
Net cash provided by operating activities	132,579	169,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(307,170)	(484,601)
Principal collections and recoveries on loans receivable	379,791	387,529
Participation premium paid	(2,036)	(2,491)
Purchases of property and equipment	(9,508)	(9,750)
Net cash provided by (used in) continuing investing activities	61,077	(109,313)
Net cash provided by (used in) discontinued investing activities	9,457	(18,016)
Net cash provided by (used in) investing activities	70,534	(127,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$6,500	$27,000
Payments of notes payable	(94,000)	(60,000)
Debt issuance costs paid	(108)	(2,598)
Debt prepayment costs paid	—	(850)
ESPP shares issued	354	498
Common stock repurchased	(8,030)	—
Proceeds from stock option exercises	27	81
Taxes paid related to net share settlement of equity awards	(644)	(1,211)
Net cash used in continuing financing activities	(95,901)	(37,080)
Net cash used in discontinued financing activities	(16,310)	0
Net cash used in financing activities	(112,211)	(37,080)
Net increase in cash, cash equivalents and restricted cash	90,902	5,018
Less: increase in cash, cash equivalents and restricted cash from discontinued operations	5,518	1,067
Change in cash, cash equivalents and restricted cash from continuing operations	96,420	6,085

Cash and cash equivalents, beginning of period	71,215	48,349
Restricted cash, beginning of period	2,235	2,535
Cash, cash equivalents and restricted cash, beginning of period	73,450	50,884

Cash and cash equivalents, end of period	167,735	54,535
Restricted cash, end of period	2,135	2,435
Cash, cash equivalents and restricted cash, end of period	$169,870	$56,970

Supplemental cash flow information:
Interest paid	$25,531	$34,611
Taxes paid	$50	$338

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$630	$3,432
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$33	$127
Annual membership fee included in Deferred revenues and Loans receivable	$113	$126
Reissuances of Treasury stock	$3,419	$—
Changes in fair value of interest rate caps	$—	$304
Tax benefit of equity issuance costs included in Additional paid-in capital	$—	$2
Impact of deferred tax asset included in Other comprehensive income	$1,354	$—
Leasehold improvements allowance included in Property and equipment, net	$—	$439
Lease incentive allowance included in Accounts payable and accrued expenses	$—	$3,720
Operating lease right of use assets recognized	$—	$13,399
Operating lease liabilities recognized	$—	$17,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2020 and 2019

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. The Company uses advanced technology and proprietary risk analytics to provide more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans, lines of credit and credit cards in the United States (the “US”). The Company’s products, Rise, Elastic and Today Card, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the United Kingdom ("UK"), the Company previously offered unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International Limited, (“ECIL”) under the brand name of Sunny. On June 29, 2020, ECIL entered into administration in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to a resolution of the board of directors of ECIL. The onset of Coronavirus Disease 2019 ("COVID-19") coupled with the lack of clarity within the UK regulatory environment led to the decision to place ECIL into administration. The management, business, affairs and property of ECIL have been placed into the direct control of the appointed administrators, KPMG LLP. Accordingly, the Company deconsolidated ECIL as of June 29, 2020 and presents ECIL's results as discontinued operations for all periods presented. See Note 13—Discontinued Operations for more information regarding the presentation of ECIL.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six month periods ended June 30, 2020 and 2019 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 14, 2020. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. Our business is seasonal in nature so the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

Correction of Immaterial Errors in Previously-Issued Financial Statements
The Company has corrected immaterial errors in its presentation of total comprehensive income for the three months ended June 30, 2019. The Company determined that the historical presentation was in error because it presented the quarter-to-date foreign currency translation adjustment, net of tax as increasing total comprehensive income when it was decreasing total comprehensive income. The presentation of the year-to-date total comprehensive income was not impacted. The Company corrected the foreign currency translation adjustment, net of tax to be ($724) thousand, a correction which lowered total comprehensive income by $1.4 million. The Company concluded the error was immaterial to the unaudited Condensed Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 and has revised its Condensed Consolidated Financial Statements for the three months ended June 30, 2019 presented in this Form 10-Q. A summary of the correction is below.

(Dollars in thousands)	Three Months Ended June 30, 2019
As reported:
Foreign currency translation adjustment, net of tax of $(1)	$724
Total other comprehensive income, net of tax	724
Total comprehensive income	$6,496

As corrected:
Foreign currency translation adjustment, net of tax of $1	$(724)
Total other comprehensive income, net of tax	(724)
Total comprehensive income	$5,048

Reclassification of Accumulated Other Comprehensive Income to Net Income
For the three and six months ended June 30, 2020, the Company reclassified a $2.3 million net loss from cumulative translation adjustments within Accumulated other comprehensive income to Net loss from discontinued operations as part of the Company's loss on disposal related to the placement of ECIL into administration. In addition, a $1.4 million deferred tax benefit was reclassified to remove the associated deferred tax asset as part of this transaction.
For the six months ended June 30, 2019, the Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. The Company recorded a $0.3 million gain related to the maturation of the interest rate caps in the six months ended June 30, 2019. See Note 9—Fair Value for additional information on these cash flow hedges.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

Revenue Recognition
The Company recognizes consumer loan fees as revenues for each of the loan products it offers. Revenues on the Condensed Consolidated Income Statements include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. The Company also records revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that the Company or its CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
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
In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization, and the spread of COVID-19 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects, and in accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30 to 60 days, and up to a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period with the extension of the maturity date equivalent to the deferral period, which is not to exceed an additional 180 days. The finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan as adjusted for the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Condensed Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise brand. Line of credit accounts include customer cash advances made through the Rise brand in two states and the Elastic brand. Credit cards represent credit card balances, uncollected billed interest and fees through the Today Card brand. All outstanding balances, allowance for loan losses, and revenues for the Today Card were immaterial in 2019 and for the six months ended June 30, 2020.
The Company offers Rise installment and line of credit products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests. The loan premium is amortized over the expected life of the outstanding loan amount. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

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
On March 22, 2020, federal and state banking regulators issued a joint statement on working with customers affected by COVID-19 (the "Interagency Statement"). The Interagency Statement includes guidance on accounting for loan modifications. In accordance with the Interagency Statement, the Company has elected to not recognize modified loans as TDRs if the borrower was both not more than 30 days past due as of March 1, 2020 and the modification stems from the effects of the COVID-19 outbreak. The minor modifications offered by the Company to borrowers that meet both qualifications may include payment deferrals less than six months, interest or fee waivers, extensions of payment terms or delays in payment. If the borrower was not current at March 1, 2020, the Company offers similar modifications that are considered TDRs. This election is applicable from March 1, 2020 until the earlier of 60 days following the date the COVID-19 national emergency comes to an end or December 31, 2020.
Operating Segments
The Company determines operating segments based on how its chief operating decision-maker manages the business, including making operating decisions, deciding how to allocate resources and evaluating operating performance. The Company's chief operating decision-maker is its Chief Executive Officer, who reviews the Company's operating results monthly on a consolidated basis.
The Company has one reportable segment, which provides online financial services for non-prime consumers. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers and the nature of the regulatory environments. With the disposal of ECIL, all of the Company's assets and revenue are in one geographic location, therefore, segment reporting based on geography has been discontinued.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Property and equipment, gross	$110,187	$100,766
Accumulated depreciation and amortization	(73,501)	(64,822)
Property and equipment, net	$36,686	$35,944

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. The Company completed its annual test as of October 1, 2019 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of June 30, 2020.
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
For the three and six months ended June 30, 2020 and 2019

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
The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million right of use assets and $15.4 million liabilities for operating leases, of which $10.3 million and $14.2 million related to continuing operations, respectively. ASU 2016-02 did not have a material impact on the Company's Condensed Consolidated Income Statements.
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
For the three and six months ended June 30, 2020 and 2019

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2020 and 2019.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income from continuing operations	$16,093	$8,383	$24,015	$19,338
Net loss from discontinued operations	(7,540)	(2,611)	(20,373)	(208)
Net income	$8,553	$5,772	$3,642	$19,130

Denominator (basic):
Basic weighted average number of shares outstanding	42,182,412	43,681,159	42,673,879	43,514,862

Denominator (diluted):
Basic weighted average number of shares outstanding	42,182,412	43,681,159	42,673,879	43,514,862
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	329,396	610,657	416,851	628,085
Diluted weighted average number of shares outstanding	42,511,808	44,291,816	43,090,730	44,142,947

Basic and diluted earnings per share:
Continuing operations	$0.38	$0.19	$0.56	$0.44
Discontinued operations	(0.18)	(0.06)	(0.47)	—
Basic earnings per share	$0.20	$0.13	$0.09	$0.44

Continuing operations	$0.38	$0.19	$0.56	$0.44
Discontinued operations	(0.18)	(0.06)	(0.47)	(0.01)
Diluted earnings per share	$0.20	$0.13	$0.09	$0.43

For the three months ended June 30, 2020 and 2019, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	2,189,205 and 1,482,143 common shares issuable upon exercise of the Company's stock options; and

•	3,887,556 and 2,470,870 common shares issuable upon vesting of the Company's RSUs.

For the six months ended June 30, 2020 and 2019, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:

•	1,517,926 and 1,622,111 common shares issuable upon exercise of the Company's stock options; and

•	3,780,963 and 3,415,118 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Finance charges	$71,565	$80,292	$167,730	$161,469
CSO fees	3,967	10,092	11,308	23,800
Lines of credit fees	42,271	59,317	100,844	124,050
Other	188	673	576	1,121
Total revenues	$117,991	$150,374	$280,458	$310,440

The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans with lines of credit offered in two states. The Elastic product is a line of credit product. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product. Balances and activity for the Today Card as of and for the six months ended June 30, 2020 and 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of June 30, 2020 and December 31, 2019 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of June 30, 2020, 12.5% of customers have been provided relief through a COVID-19 payment deferral program for a total of $50.7 million in loans with deferred payments. We believe the Allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of June 30, 2020.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of June 30, 2020 and December 31, 2019 have been charged off.

	June 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Current loans	$237,252	$171,652	$408,904
Past due loans	15,568	6,600	22,168
Total loans receivable	252,820	178,252	431,072
Net unamortized loan premium	142	1,248	1,390
Less: Allowance for loan losses	(39,458)	(19,980)	(59,438)
Loans receivable, net	$213,504	$159,520	$373,024

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

	December 31, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total
Current loans	$307,406	$243,380	$550,786
Past due loans	46,386	22,395	68,781
Total loans receivable	353,792	265,775	619,567
Net unamortized loan premium	290	2,128	2,418
Less: Allowance for loan losses	(50,019)	(29,893)	(79,912)
Loans receivable, net	$304,063	$238,010	$542,073
(1) Includes immaterial balances related to the Today Card.
Total loans receivable includes approximately $21.5 million and $6.1 million of loans in a non-accrual status at June 30, 2020 and December 31, 2019, respectively.
Additionally, total loans receivable includes approximately $25.6 million and $33.0 million of interest receivable at June 30, 2020 and December 31, 2019, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$51,707	$26,053	$77,760
Provision for loan losses	27,007	14,470	41,477
Charge-offs	(41,993)	(22,355)	(64,348)
Recoveries of prior charge-offs	3,893	1,812	5,705
Total	40,614	19,980	60,594
Accrual for CSO lender owned loans	(1,156)	—	(1,156)
Balance end of period	$39,458	$19,980	$59,438

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$39,350	$28,341	$67,691
Provision for loan losses	43,013	25,269	68,282
Charge-offs	(46,078)	(30,452)	(76,530)
Recoveries of prior charge-offs	5,108	3,321	8,429
Total	41,393	26,479	67,872
Accrual for CSO lender owned loans	(1,983)	—	(1,983)
Balance end of period	$39,410	$26,479	$65,889

	Six Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$52,099	$29,893	$81,992
Provision for loan losses	81,576	38,476	120,052
Charge-offs	(102,130)	(52,669)	(154,799)
Recoveries of prior charge-offs	9,069	4,280	13,349
Total	40,614	19,980	60,594
Accrual for CSO lender owned loans	(1,156)	—	(1,156)
Balance end of period	$39,458	$19,980	$59,438

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$50,597	$36,050	$86,647
Provision for loan losses	88,806	54,831	143,637
Charge-offs	(107,897)	(70,012)	(177,909)
Recoveries of prior charge-offs	9,887	5,610	15,497
Total	41,393	26,479	67,872
Accrual for CSO lender owned loans	(1,983)	—	(1,983)
Balance end of period	$39,410	$26,479	$65,889
(1) Includes immaterial balances related to the Today Card.

As of June 30, 2020 and December 31, 2019, estimated losses of approximately $1.2 million and $2.1 million for the CSO owned loans receivable guaranteed by the Company of approximately $7.4 million and $19.6 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence.

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Outstanding recorded investment before TDR	$489	$5,152	$6,917	$13,496
Outstanding recorded investment after TDR	457	4,734	6,562	12,063
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$32	$418	$355	$1,433

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average outstanding recorded investment(1)	$13,266	$11,943	$13,914	$12,050
Interest income recognized	$2,522	$3,265	$6,252	$4,849
1. Simple average as of June 30, 2020 and 2019, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The table below presents the Company's loans modified as TDRs as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	2020	2019
Current outstanding investment	$9,558	$11,313
Delinquent outstanding investment	1,408	5,549
Outstanding recorded investment	10,966	16,862
Less: Impairment included in Allowance for loan losses	(1,624)	(4,414)
Outstanding recorded investment, net of impairment	$9,342	$12,448

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $3.4 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively, and $9.3 million and $6.8 million for the six months ended June 30, 2020 and 2019, respectively. The Company had commitments to lend additional funds of approximately $3.0 million to customers with available and unfunded lines of credit as of June 30, 2020.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$80,028	$26,245
Loans receivable, net of allowance for loan losses of $18,604 and $28,852, respectively	152,591	234,504
Receivable from payment processors	4,245	6,363
Total assets	$236,864	$267,112
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($7,700 and $7,690, respectively, eliminates upon consolidation)	$13,442	$15,902
Deferred revenue	2,715	4,280
Reserve deposit liability ($23,150 and $23,150, respectively, eliminates upon consolidation)	23,150	23,150
Notes payable, net	197,557	223,780
Total liabilities and shareholder’s equity	$236,864	$267,112

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$20,847	$7,541
Loans receivable, net of allowance for loan losses of $18,097 and $17,436, respectively	93,337	111,281
Receivable from payment processors ($293 and $0 eliminates upon consolidation)	709	681
Total assets	$114,893	$119,503
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($11,294 and $7,114, respectively, eliminates upon consolidation)	$12,463	$8,576
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	93,480	101,977
Total liabilities and shareholder’s equity	$114,893	$119,503
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
VPC Facility
The VPC Facility is primarily used to fund the Rise loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. At June 30, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both June 30, 2020 and December 31, 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2020 and December 31, 2019.
Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") has provided a guarantee to VPC for the repayment of the debt of any subsidiary, which includes the outstanding debt of ECIL of approximately £10.2 million as of June 29, 2020. Upon deconsolidation of ECIL, the Company is required to evaluate and separately recognize a liability at the Parent level related to the guarantee of ECIL's outstanding debt balance. The liability is recognized at the fair value of the guarantee obligation based on ECIL's cash flows and ability to repay the outstanding debt balance. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets.

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $150 million used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted average base rate on the outstanding balance at June 30, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of June 30, 2020 and December 31, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.50%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. At June 30, 2020, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of June 30, 2020 and December 31, 2019.
VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$129,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	199,500	226,000
Debt issuance costs	(2,376)	(2,611)
Total	$438,174	$525,439

The change in the facility balances includes the following:

•	US Term Note - Paydown of $27.5 million and $25 million in the first and second quarter of 2020, respectively;

•	EF SPV Term note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and

•	ESPV Term Note - Paydown of $6.5 million and $20 million in the first and second quarter of 2020, respectively.

The Company paid a $2.4 million amendment fee on the ESPV Facility during the first quarter of 2019 that is included in deferred debt issuance costs and will be amortized into interest expense over the remaining life of the facility (through January 1, 2024).

Per the terms of the February 2019 amendments, the Company qualified for a 25 bps rate reduction on all three facilities effective January 1, 2020 and may qualify for an additional 25 bps rate reduction on January 1, 2021 subject to meeting certain performance metrics. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

Future debt maturities as of June 30, 2020 are as follows:

Year (dollars in thousands)	June 30, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	422,500
Thereafter	—
Total	$440,550

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. Of the total goodwill balance, approximately $300 thousand is deductible for tax purposes.
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
The carrying value of acquired intangible assets as of June 30, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,799)	662
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,136)	$1,193

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The carrying value of acquired intangible assets as of December 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,739)	722
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,076)	$1,253

Total amortization expense recognized for the three months ended June 30, 2020 and 2019 was approximately $30 thousand and $106 thousand, respectively. Total amortization expense recognized for the six months ended June 30, 2020 and 2019 was approximately $60 thousand and $250 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 5.5 years at June 30, 2020. Due to the deconsolidation of the UK entity, the related domain name was determined to be fully impaired and the resulting impairment expense of $149 thousand is included in Net loss from discontinued operations in the Condensed Consolidated Income Statements.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2021	$120
2022	120
2023	120
2024	120
2025	120

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of three years to seven years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of June 30, 2020 and December 31, 2019, net assets recorded under operating leases totaled $9.3 million and $10.2 million, respectively, and net lease liabilities totaled $13.2 million and $14.4 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Total lease cost for the three and six months ended June 30, 2020, included in Occupancy and equipment in the Condensed Consolidated Income Statements, is detailed in the table below:

	Three Months Ended June 30,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$808	$795
Short-term lease cost	—	7
Total lease cost	$808	$802

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$1,616	$1,523
Short-term lease cost	—	17
Total lease cost	$1,616	$1,540

Further information related to leases is as follows:

	Three Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$931	$778
Right-of-use assets obtained in exchange for lease obligations	$—	$1,110
Weighted average remaining lease term	4.0 years	4.6 years
Weighted average discount rate	10.23%	10.23%

	Six Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,855	$1,378
Right-of-use assets obtained in exchange for lease obligations	$—	$1,110
Weighted average remaining lease term	4.0 years	4.6 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of June 30, 2020 are as follows:

Year (dollars in thousands)	Operating Leases
2020	$1,905
2021	3,876
2022	3,984
2023	3,486
2024	1,438
Thereafter	1,892
Total future minimum lease payments	$16,581
Less: Imputed interest	(3,374)
Operating lease liabilities	$13,207

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended June 30, 2020 and 2019 totaled approximately $2.6 million and $2.5 million, respectively. Share-based compensation expense recognized for the six months ended June 30, 2020 and 2019 totaled approximately $5.3 million and $4.9 million, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,069,926 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2020, the total number of shares available for future grants under the 2016 Plan was 1,751,915 shares.
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
For the six months ended June 30, 2020, the Company had the following activity related to outstanding share-based awards:
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
A summary of stock option activity as of and for the six months ended June 30, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,269,178	$4.58
Granted	55,161	3.39
Exercised	(87,500)	2.13
Expired	(12,500)	2.13
Forfeited	(49,273)	3.99
Outstanding at June 30, 2020	2,175,066	4.67	3.59
Options exercisable at June 30, 2020	2,079,200	$4.71	3.33

At June 30, 2020, there was approximately $115 thousand of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised for the six months ended June 30, 2020 was $216 thousand.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the six months ended June 30, 2020 was $1.64. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2020 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	4,161,862	$6.10
Granted	1,246,948	1.64
Vested	(1,207,839)	6.63
Forfeited	(58,029)	5.04
Unvested at June 30, 2020	4,142,942	4.62
Expected to vest at June 30, 2020	3,191,998	$4.77

At June 30, 2020, there was approximately $12.3 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.3 years. During the six months ended June 30, 2020, the total intrinsic value of RSUs that vested during the period was approximately $2.8 million. As of June 30, 2020, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $4.7 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,816,716 shares authorized and 952,598 reserved for the ESPP. There were 280,584 shares purchased under the ESPP for the six months ended June 30, 2020. Within share-based compensation expense for the six months ended June 30, 2020 and 2019, $283 thousand and $386 thousand, respectively, relates to the ESPP. For the three months ended June 30, 2020 and 2019, $142 thousand and $193 thousand, respectively, relates to the ESPP within share-based compensation expense.

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
For the three and six months ended June 30, 2020 and 2019

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2020 and 2019, there were no significant transfers between levels.

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
Fair Value Measurements on a Recurring Basis

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company and ESPV paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps qualified for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps were recognized in Accumulated other comprehensive income in the period incurred and subsequently reclassified to Interest expense when the hedged expenses were recorded. There were no gains or losses recognized in Accumulated other comprehensive income for the six months ended June 30, 2020 and 2019.

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following table summarizes these interest rate caps for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gains recognized in Interest expense	2020	2019	2020	2019
US Term Note interest rate cap	$—	$—	$—	$159
ESPV Facility interest rate cap	—	—	—	144
	$—	$—	$—	$303

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

On June 29, 2020, ECIL entered administration and was therefore deconsolidated by the Company and its results presented as discontinued operations. The Company has guaranteed ECIL's repayment of its outstanding debt to VPC. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets.

The fair value of the guarantee obligation was determined by using estimated cash flow scenarios that discounted ECIL's debt repayment schedules by the current interest rate on the UK Term Note which approximated a market value rate. The Company probability-weighted each scenario to calculate the weighted average fair value of the guarantee obligation. The wind down of ECIL is expected to be concluded by the end of 2020. The Company will record any future adjustments to Net loss from discontinued operations as the fair value of the guarantee changes.

NOTE 10—DERIVATIVES
The Company and ESPV have periodically used hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. The Company had no outstanding derivative instruments as of June 30, 2020 and 2019 and December 31, 2019.
Cash Flow Hedges
The Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments were designated and accounted for as cash flow hedges, and the Company and ESPV measured the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. See Note 9—Fair Value for additional information on these cash flow hedges.
The following table summarizes the activity that was recorded in Accumulated other comprehensive income in addition to reclassifications from Accumulated other comprehensive income into earnings related to each of the Company's and ESPV's interest rate caps during the six months ended June 30, 2020 and 2019. There was no activity during the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$—	$—	$159	$144
Gross gains recognized in Accumulated other comprehensive income	—	—	—	—
Gains reclassified to income through Interest expense	—	—	(159)	(144)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—	$—	$—

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

NOTE 11—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2020 and 2019 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Current income tax expense (benefit):
Federal	$(1,152)	$—	$—	$—
State	(155)	254	332	532
Total current income tax expense (benefit)	(1,307)	254	332	532

Deferred income tax expense:
Federal	6,284	2,108	6,357	6,447
State	3,396	272	3,739	1,670
Total deferred income tax expense	9,680	2,380	10,096	8,117

Total income tax expense	$8,373	$2,634	$10,428	$8,649

No material penalties or interest related to taxes were recognized for the three and six months ended June 30, 2020 and 2019.
The Company’s effective tax rates for continuing operations for the six months ended June 30, 2020 and 2019, including discrete items, were 30.3% and 30.9%, respectively. For the six months ended June 30, 2020 and 2019, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. The Company's cash effective tax rate was approximately 6.31%.
On March 27, 2020 the CARES Act was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to our effective tax rate. We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for the deferred tax assets, net.

Deferred tax assets, net
At June 30, 2020 and December 31, 2019, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2019 was approximately $42.0 million and the results from operations in 2019 fully utilized this NOL carryforward, leaving no remaining Federal NOL at June 30, 2020.Any remaining NOL carryforward relates to certain states and is immaterial at June 30, 2020. Any research and development credits expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making their assessment regarding the ultimate realizability of the deferred tax assets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

Significant positive factors included the following:

•
In 2019, the Company continued to grow its operating income from continuing operations (from $61 million in 2017 to $88 million in 2018 to $102 million in 2019). Pre-tax earnings improved from pre-tax income of $14.1 million in 2018 to pre-tax income of $38.4 million in 2019, a 172% improvement from prior year. The primary driver for the increase in operating income was related to our continued margin expansion and lower interest expense.

•
The Company is in a three-year cumulative pre-tax income position at the end of 2019. Additionally, the Company expects full utilization of its NOL carryforward when its 2019 federal return is filed in the third quarter of 2020, as well as approximately 20% of its research and development credits.

•
Due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one year and the remainder to reverse within three to seven years.

The Company has given due consideration to all the factors and has concluded that the deferred tax asset, which includes the $24.2 million deferred tax asset related to the disposition of ECIL, is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of June 30, 2020 and December 31, 2019, the Company did not establish a valuation allowance for the DTA.

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
While no TFI related litigation has been filed directly against Elevate, we can provide no assurance that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the Think Finance Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended to August 2020. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). Elevate and the TFLT have commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

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
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia.  This action has been removed to federal court. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
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
In California, two separate actions have been filed seeking damages and public injunctive relief and alleging unconscionable interest rates on Rise loans - one lawsuit in the Superior Court of California, and one demand for arbitration.  The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy.  The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. Elevate disagrees that it has violated the above referenced laws and it intends to vigorously defend its position.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $296.4 million and $251.2 million in available and unfunded credit lines at June 30, 2020 and December 31, 2019, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately $6.2 million and $8.3 million in available and unfunded credit lines at June 30, 2020 and December 31, 2019, respectively. The Today Card, which expanded its test launch in November 2018, had approximately $4.2 million and $0.6 million in available and unfunded credit lines as of June 30, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At June 30, 2020 and December 31, 2019, the Company had $300 thousand and $400 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

UK Debt Guarantee:
As a result of ECIL’s entry into administration and deconsolidation, the Company must recognize a guarantee obligation related to the repayment of the UK Term Note by ECIL. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note.
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
At June 30, 2020, the Company had accrued a contingent loss related to a legal matter in the amount of $5.7 million. The accrual is recognized as Non-operating loss in the Condensed Consolidated Income Statements and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. This contingent loss is based on a probable settlement composed of both cash and certain amounts that are subject to valuation adjustments until the final settlement. The table below presents a rollforward of the amounts accrued for the three and six months ended June 30, 2020.

(Dollars in thousands)	Six Months Ended June 30, 2020
Beginning balance at December 31, 2019	$—
Expected loss accrual	4,263
Net contingent loss related to a legal matter at March 31, 2020	$4,263

Expected loss accrual	1,407
Net contingent loss related to a legal matter at June 30, 2020	$5,670

NOTE 13—DISCONTINUED OPERATIONS
On June 29, 2020, ECIL entered into administration in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to a resolution of the board of directors of ECIL. The management, business, affairs and property of ECIL have been placed into the direct control of the appointed administrators, KPMG LLP. Accordingly, the Company deconsolidated ECIL as of June 29, 2020 and presents ECIL's results as Discontinued operations for all periods presented.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020 (1)	2019	2020 (1)	2019
Revenues	$9,024	$27,386	$24,012	$56,824
Cost of sales:
Provision for loan losses	607	9,743	4,785	21,819
Direct marketing costs	270	5,120	1,372	9,077
Other cost of sales	5,130	6,054	10,790	8,836
Total cost of sales	6,007	20,917	16,947	39,732
Gross profit	3,017	6,469	7,065	17,092
Operating expenses:
Compensation and benefits	2,068	3,700	4,785	7,209
Professional services	1,598	1,174	2,879	2,695
Selling and marketing	135	745	605	1,499
Occupancy and equipment	1,028	1,166	2,141	2,396
Depreciation and amortization	926	369	1,427	779
Other	108	205	288	395
Total operating expenses	5,863	7,359	12,125	14,973
Operating (loss) income	(2,846)	(890)	(5,060)	2,119
Other expense:
Net interest expense	(357)	(1,011)	(896)	(2,230)
Foreign currency transaction loss	(42)	(710)	(854)	(97)
Impairment loss	—	—	(9,251)	—
Non-operating income	17	—	—	—
Total other expense	(382)	(1,721)	(11,001)	(2,327)
Loss from operations of discontinued operations	(3,228)	(2,611)	(16,061)	(208)
Loss on disposal of discontinued operations	(28,512)	—	(28,512)	—
Loss from discontinued operations before taxes	(31,740)	(2,611)	(44,573)	(208)
Income tax benefit	24,200	—	24,200	—
Net loss from discontinued operations	$(7,540)	$(2,611)	$(20,373)	$(208)
(1) Includes ECIL financial results for the period through June 28, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

The table below presents the aggregate carrying amounts of the assets and liabilities of ECIL and those carried by the Company as discontinued operations related to ECIL:

(Dollars in thousands except share amounts)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$17,698
Restricted cash	—	59
Loans receivable, net of allowance for loan losses of $0 and $7,083, respectively	—	31,604
Prepaid expenses and other assets	—	4,871
Receivable from payment processors	—	1,970
Deferred tax assets, net	—	1,355
Property and equipment, net	—	14,045
Goodwill, net	—	9,251
Intangible assets, net	—	149
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$81,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,209	$6,917
Notes payable, net	—	29,624
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheets	$1,209	$36,541

The Company has continuing involvement with ECIL as the guarantor of ECIL's debt of approximately £10.2 million as of June 29, 2020 and a guarantee obligation of $566 thousand was recognized at fair value within Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets and within Net loss from discontinued operations on the Condensed Consolidated Income Statements. This guarantee will expire upon ECIL's repayment of the UK Term Note which is expected to occur by the end of 2020. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note. The Company also has obligations related to severance pay due to certain employees of ECIL of $643 thousand. The severance pay obligation is recorded within Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets and within Net loss from discontinued operations on the Condensed Consolidated Income Statements.

NOTE 14—RELATED PARTIES
Expenses related to our board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and six months ended June 30, 2020 and 2019 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019
Fees and travel expenses	$122	$133
Stock compensation (1)	808	353
Consulting	50	75
Total board related expenses	$980	$561

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Fees and travel expenses	$255	$265
Stock compensation (1)	1,787	720
Consulting	150	150
Total board related expenses	$2,192	$1,135
(1) Includes Elevate's former CEO beginning August 1, 2019.
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. For the three months ended June 30, 2020 and 2019, the interest payments on this loan were $20 thousand and $21 thousand, respectively. The interest payments were $40 thousand and $43 thousand for the six months ended June 30, 2020 and 2019 , respectively.
At June 30, 2020 and December 31, 2019, the Company had approximately $122 thousand and $123 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

NOTE 15—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
On July 23, 2020, ECIL paid down £5.0 million on the UK Term Note, and plans to repay the full remaining balance by the end of the year.
For the period from July 1, 2020 to August 6, 2020, the Company repurchased 1,696,448 shares of its common stock on the open market for a total purchase price of $3.2 million, including any fees or commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Note About Forward-Looking Statements" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We generally refer to loans, customers and other information and data associated with each of our brands (Rise, Elastic and Today Card) as Elevate’s loans, customers, information and data, irrespective of whether Elevate directly originates the credit to the customer or whether such credit is originated by a third party.
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $8.5 billion in credit. Our current online credit products, Rise, Elastic and Today Card reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
Prior to June 29, 2020, we provided services in the United Kingdom ("UK") through our wholly-owned subsidiary, Elevate Credit International Limited (“ECIL”) under the brand name ‘Sunny.’ During the year ended December 31, 2018, ECIL began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 and into the second half of 2020, resulting in a significant increase in affordability claims against all companies in the industry over this period. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. However, there continued to be a lack of clarity within the regulatory environment in the UK. This lack of clarity, coupled with the ongoing impact of the Coronavirus Disease 2019 ("COVID-19") on the UK market for Sunny, led the ECIL board of directors to place ECIL into administration under the UK Insolvency Act 1986 and appoint insolvency practitioners from KPMG LLP to take control and management of the UK business. As a result, we have deconsolidated ECIL and are presenting its results as discontinued operations.
We earn revenues on the Rise installment loans, on the Rise and Elastic lines of credit and on the Today Card credit card product. Our revenue primarily consists of finance charges and line of credit fees. Finance charges are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. Line of credit fees are recognized when they are assessed and recorded to revenue over the life of the loan. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and by our bank partners that license our brands, Republic Bank, FinWise Bank and Capital Community Bank, as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with US GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”

We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we make to our Rise customers and provide working capital. Since originally entering into the VPC Facility, it has been amended several times to increase the maximum total borrowing amount available from the original amount of $250 million to approximately $368 million at June 30, 2020. See “—Liquidity and Capital Resources—Debt facilities.”
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

The ESPV Facility has also been amended several times and the original commitment amount of $50 million has grown to $350 million as of June 30, 2020. See “—Liquidity and Capital Resources—Debt facilities.”

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

•
Stable credit quality.    Since the time they were managing our legacy products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have improved our credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

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

Impact of COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. During the second quarter, some restrictions have been lifted, but personal and business activities have not returned to their previous normal levels as the virus continues to impact the population.
As COVID-19 has continued to impact our office locations, our employee base continues to operate in a remote working environment. We have sought to ensure our employees feel secure in their jobs and have the flexibility and resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support.
In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 30 to 60 days, which we may extend for an additional 30 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, we expect the average APR of our products to decrease due to the impact of the COVID-19 pandemic and the payment flexibility programs that have been implemented. As of June 30, 2020, 12.5% of customers have been provided relief through a COVID-19 payment deferral program for a total of $50.7 million in loans with deferred payments.

Both we and the bank originators are closely monitoring the performance of the payment deferral program and key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. Over time, we continue to expect an increase in net charge-offs as compared to prior periods. We believe the Allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of June 30, 2020, including loans that are part of the payment deferral program. Both we, and the bank originators we support, have also implemented underwriting changes to address credit risk associated with loan originations during the economic crisis created by the COVID-19 pandemic and have reduced loan origination applications and loan origination volume since the beginning of the COVID-19 pandemic in March 2020.

The portfolio of loan products we and the bank originators provide has experienced decreased demand and application volume for both new and former customers since the COVID-19 pandemic began, including as a result of the effects of underwriting changes implemented in response to COVID-19 risks that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for our products, resulting in materially lower new customers and loan balances and a corresponding decrease in revenues compared to a year ago. Given the uncertainty surrounding the COVID-19 pandemic we are currently unable to determine if demand for our loan products will increase during the second half of 2020. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle such as our recently implemented operating expense reduction plan. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any further economic relief, stimulus payments or legislation by the federal government; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results during the remainder of 2020 is highly uncertain.
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

Revenue Growth

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue metrics (dollars in thousands, except as noted)	2020	2019	2020	2019
Revenues	$117,991	$150,374	$280,458	$310,440
Period-over-period change in revenue	(22)%	(3)%	(10)%	(2)%
Ending combined loans receivable – principal(1)	413,728	553,673	413,728	553,673
Average combined loans receivable – principal(1)(2)	466,694	530,764	524,932	543,921
Total combined loans originated – principal	84,502	283,480	321,398	507,277
Average customer loan balance (in dollars)(3)	1,862	1,989	1,862	1,989
Number of new customer loans	2,815	44,003	38,565	66,206
Ending number of combined loans outstanding	222,244	278,332	222,244	278,332
Customer acquisition costs (in dollars)	122	252	293	276
Effective APR of combined loan portfolio	101%	113%	107%	115%
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

(3)
Average customer loan balance is an average of all three products and is calculated for each product by dividing the ending Combined loans receivable – principal by the number of loans outstanding at period end.

Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), and revenues earned on the Rise and Elastic lines of credit. Finance charge and fee revenues from the Today Card credit card product were immaterial. See “—Components of our Results of Operations—Revenues.”

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
Number of new customer loans.    We define a new customer loan as the first loan made to a customer for each of our products (so a customer receiving a Rise installment loan and then at a later date taking their first cash advance on an Elastic line of credit would be counted twice). The number of new customer loans is subject to seasonal fluctuations. New customer acquisition is typically slowest during the first six months of each calendar year, primarily in the first quarter, compared to the latter half of the year, as our existing and prospective customers usually receive tax refunds during this period and, thus, have less of a need for loans from us. Further, many customers will use their tax refunds to prepay all or a portion of their loan balance during this period, so our overall loan portfolio typically decreases during the first quarter of the calendar year. Overall loan portfolio growth and the number of new customer loans tends to accelerate during the summer months (typically June and July), at the beginning of the school year (typically late August to early September) and during the winter holidays (typically late November to early December).

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
The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	142,633	138,853	281,486
New customer loans originated	627	2,188	2,815
Former customer loans originated	7,593	9	7,602
Attrition	(43,728)	(25,931)	(69,659)
Ending number of combined loans outstanding	107,125	115,119	222,244
Customer acquisition cost	$306	$69	$122
Average customer loan balance	$2,249	$1,501	$1,862

	Three Months Ended June 30, 2019
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	125,021	145,760	270,781
New customer loans originated	30,177	13,826	44,003
Former customer loans originated	18,850	18	18,868
Attrition	(38,277)	(17,043)	(55,320)
Ending number of combined loans outstanding	135,771	142,561	278,332
Customer acquisition cost	$243	$271	$252
Average customer loan balance	$2,253	$1,738	$1,989

	Six Months Ended June 30, 2020
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	152,435	149,524	301,959
New customer loans originated	25,040	13,525	38,565
Former customer loans originated	24,149	140	24,289
Attrition	(94,499)	(48,070)	(142,569)
Ending number of combined loans outstanding	107,125	115,119	222,244
Customer acquisition cost	$309	$265	$293

	Six Months Ended June 30, 2019
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155
New customer loans originated	47,542	18,664	66,206
Former customer loans originated	36,641	27	36,668
Attrition	(91,170)	(42,527)	(133,697)
Ending number of combined loans outstanding	135,771	142,561	278,332
Customer acquisition cost	$276	$277	$276
(1) Includes immaterial balances related to the Today Card.

Recent trends.    Our revenues for the three months ended June 30, 2020 totaled $118.0 million, a decrease of 22% versus the three months ended June 30, 2019. Additionally, a similar trend occurred for the six months ended June 30, 2020 as revenues totaled $280.5 million, down 10% versus the prior year. Both the Rise and Elastic products experienced a year-over-year decline in revenues attributable to reductions in loan origination volume and lower effective APRs for the loan portfolio due to the economic crisis created by the COVID-19 pandemic beginning in March 2020.
In response to the COVID-19 pandemic, we expanded our payment flexibility program to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 30 to 60 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, the average APR of our products has decreased due to the impact of the COVID pandemic and the payment flexibility program that has been implemented.
Additionally, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume in the first half of 2020 for both new and former customers in addition to implementing underwriting changes that limited the volume of new customer loan originations from the beginning of the pandemic in March 2020 through the second quarter of 2020.
While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. As a result of the COVID-19 pandemic, Rise and Elastic principal loan balances at June 30, 2020 totaled $240.9 million and $164.7 million, respectively, down roughly $65.0 million and $79.3 million, respectively, from a year ago.
Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands)	2020	2019	2020	2019
Net charge-offs(1)	$58,643	$68,101	$141,450	$162,412
Additional provision for loan losses(1)	(17,166)	181	(21,398)	(18,775)
Provision for loan losses	$41,477	$68,282	$120,052	$143,637
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	5%	9%	5%	9%
Net charge-offs as a percentage of revenues(1)	50%	45%	50%	52%
Total provision for loan losses as a percentage of revenues	35%	45%	43%	46%
Combined loan loss reserve(3)	$60,594	$67,872	$60,594	$67,872
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	12%	14%	12%
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

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	11%	9%	N/A	N/A
2019	13%	10%	11%	13%
2018	13%	12%	13%	15%
_________

(1)	Net principal charge-offs is comprised of gross principal charge-offs less recoveries.

(2)	Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.

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

Recent trends.    Total loan loss provision for the three and six months ended June 30, 2020 was 35% and 43% of revenues, respectively, which was below our targeted range of 45% to 55%, and below the 45% and 46% for the three and six months ended June 30, 2019, respectively. For both the three and six months ended June 30, 2020, net charge-offs as a percentage of revenues totaled 50%, compared to 45% and 52% in the respective prior year periods. In the near-term we expect that net charge-offs as a percentage of revenues will continue to be approximately 45% to 55% of revenue, within our targeted range. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.

The combined loan loss reserve as a percentage of combined loans receivable totaled 14% and 12% as of June 30, 2020 and June 30, 2019, respectively. This percentage increase in the loan loss reserve is due to an increase in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculations. Past due loan balances at June 30, 2020 were 5% of total combined loans receivable - principal, down significantly from 9% from a year ago, also attributable to the COVID-19 loan payment deferral program.

We also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through June 30, 2020 for each annual vintage since the 2013 vintage are generally under 30% and continue to trend at or slightly below our 25% to 30% long-term targeted range. In the beginning of 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage. In addition, we rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. The preliminary data on the 2019 vintage is that it is performing better than both 2017 and 2018 vintages. However, it is possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the impact of a prolonged economic crisis resulting from the COVID-19 pandemic.

1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2020	2019	2020	2019

Revenues	$117,991	$150,374	$280,458	$310,440
Net charge-offs(1)	(58,643)	(68,101)	(141,450)	(162,412)
Additional provision for loan losses(1)	17,166	(181)	21,398	18,775
Direct marketing costs	(344)	(11,074)	(11,313)	(18,271)
Other cost of sales	(1,607)	(2,508)	(4,277)	(4,786)
Gross profit	74,563	68,510	144,816	143,746
Operating expenses	(36,498)	(40,557)	(78,855)	(80,823)
Operating income	$38,065	$27,953	$65,961	$62,923
As a percentage of revenues:
Net charge-offs	50%	45%	51%	52%
Additional provision for loan losses	(15)	—	(8)	(6)
Direct marketing costs	—	7	4	6
Other cost of sales	1	2	2	2
Gross margin	63	46	52	46
Operating expenses	31	27	28	26
Operating margin	32%	19%	24%	20%
_________

(1)	Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. Due to the negative impact of COVID-19 on our loan balances and revenue, we are monitoring our profit margins closely. Long-term, we intend to continue to manage the business to a targeted 20% operating margin.
Recent operating margin trends.    For the three months ended June 30, 2020, our operating margin was 32%, which was an increase from 19% in the prior year period. For the six months ended June 30, 2020, our operating margin was 24%, which was also an increase from 20% in the prior year period. These margin increases were primarily driven by the reductions in both additional provisions for loan losses and direct marketing costs due to reduced loan originations and lower loan balances resulting from the COVID-19 pandemic.

While gross margins are currently above our targeted 40%, operating expenses as a percentage of revenue continue to increase due to the negative impact of the COVID-19 pandemic on loan balances and revenue. As a result, the Company recently implemented an operating expense reduction plan. The Company has completed the following actions under its operating expense reduction plan:

•	Reduction of its U.S. workforce by approximately 17% effective July 8, 2020;

•	Suspension of its 2020 short-term incentive plan (bonus pool) effective as of June 30, 2020;

•	Reduction of executive salaries and board compensation beginning July 2020; and

•	Elimination of discretionary operating expense items and renegotiated terms with key vendors.

Implementing these operating expense reductions will help keep operating expenses between 20% and 30% of revenues until growth of the loan portfolio and related revenue resumes.

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
Adjusted Earnings
Adjusted earnings represents our net income from continuing operations, adjusted to exclude:

•	Contingent loss related to a legal matter

•	Cumulative tax effect of adjustments

Adjusted diluted earnings per share is Adjusted earnings divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net income from continuing operations and diluted earnings per share to Adjusted earnings and Adjusted diluted earnings per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share amounts)	2020	2019	2020	2019
Net income from continuing operations	$16,093	$8,383	$24,015	$19,338
Impact of contingent loss related to a legal matter	1,422	—	5,685	—
Cumulative tax effect of adjustments	(395)	—	(1,580)	—
Adjusted earnings	$17,120	$8,383	$28,120	$19,338

Diluted earnings per share	$0.38	$0.19	$0.56	$0.44
Impact of contingent loss related to a legal matter	0.03	—	0.13	—
Cumulative tax effect of adjustments	(0.01)	—	(0.04)	—
Adjusted diluted earnings per share	$0.40	$0.19	$0.65	$0.44

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income from continuing operations, adjusted to exclude:

•	Net interest expense, primarily associated with notes payable under the VPC Facility, EF SPV Facility and ESPV Facility used to fund the loan portfolios;

•	Share-based compensation;

•	Depreciation and amortization expense on fixed assets and intangible assets;

•	Gains and losses from fair value adjustments, dispositions or contingent losses related to legal matters included in non-operating losses; and

•	Income taxes.
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income from continuing operations or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income from continuing operations	$16,093	$8,383	$24,015	$19,338
Adjustments:
Net interest expense	12,177	16,936	25,833	34,936
Share-based compensation	2,599	2,510	5,347	4,922
Depreciation and amortization	4,529	3,955	8,825	7,811
Non-operating loss	1,422	—	5,685	—
Income tax expense	8,373	2,634	10,428	8,649
Adjusted EBITDA	$45,193	$34,418	$80,133	$75,656

Adjusted EBITDA margin	38%	23%	29%	24%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:

•	Net charge-offs – combined principal loans; and

•	Capital expenditures.

The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019

Net cash provided by continuing operating activities(1)	$131,244	$152,478
Adjustments:
Net charge-offs – combined principal loans	(108,532)	(127,570)
Capital expenditures	(9,508)	(9,750)
FCF	$13,204	$15,158
 _________

(1)	Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

Net charge-offs	$58,643	$68,101	$141,450	$162,412
Additional provision for loan losses	(17,166)	181	(21,398)	(18,775)
Provision for loan losses	$41,477	$68,282	$120,052	$143,637
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	Rise CSO loans are originated and owned by a third-party lender and

•	Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:

•	Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);

•	Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);

•	Combined loans receivable (which we use as a non-GAAP measure); and

•	Combined loan loss reserve (which we use as a non-GAAP measure).

	2019			2020
(Dollars in thousands)	June 30	September 30	December 31	March 31	June 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$484,131	$507,551	$530,463	$486,396	$387,939
Loans receivable – principal, past due, company owned	47,846	59,240	58,489	53,923	18,917
Loans receivable – principal, total, company owned	531,977	566,791	588,952	540,319	406,856
Loans receivable – finance charges, company owned	27,472	31,698	33,033	31,621	25,606
Loans receivable – company owned	559,449	598,489	621,985	571,940	432,462
Allowance for loan losses on loans receivable, company owned	(65,889)	(80,537)	(79,912)	(76,188)	(59,438)
Loans receivable, net, company owned	$493,560	$517,952	$542,073	$495,752	$373,024
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$21,099	$18,633	$17,474	$12,606	$6,755
Loans receivable – principal, past due, guaranteed by company	596	697	723	564	117
Loans receivable – principal, total, guaranteed by company(1)	21,695	19,330	18,197	13,170	6,872
Loans receivable – finance charges, guaranteed by company(2)	1,676	1,553	1,395	1,150	550
Loans receivable – guaranteed by company	23,371	20,883	19,592	14,320	7,422
Liability for losses on loans receivable, guaranteed by company	(1,983)	(1,972)	(2,080)	(1,571)	(1,156)
Loans receivable, net, guaranteed by company(2)	$21,388	$18,911	$17,512	$12,749	$6,266
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$505,230	$526,184	$547,937	$499,002	$394,694
Combined loans receivable – principal, past due	48,442	59,937	59,212	54,487	19,034
Combined loans receivable – principal	553,672	586,121	607,149	553,489	413,728
Combined loans receivable – finance charges	29,148	33,251	34,428	32,771	26,156
Combined loans receivable	$582,820	$619,372	$641,577	$586,260	$439,884
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(65,889)	$(80,537)	$(79,912)	$(76,188)	$(59,438)
Liability for losses on loans receivable, guaranteed by company	(1,983)	(1,972)	(2,080)	(1,571)	(1,156)
Combined loan loss reserve	$(67,872)	$(82,509)	$(81,992)	$(77,759)	$(60,594)
Combined loans receivable – principal, past due(3)	$48,442	$59,937	$59,212	$54,487	$19,034
Combined loans receivable – principal(3)	$553,672	$586,121	$607,149	$553,489	$413,728
Percentage past due(1)	9%	10%	10%	10%	5%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	12%	13%	13%	13%	14%
Allowance for loan losses as a percentage of loans receivable – company owned	12%	13%	13%	13%	14%
_________

(1)	Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(2)	Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

(3)	Non-GAAP measure.

(4)	Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees (inclusive of finance charges attributable to the participation in Rise installment loans originated by FinWise Bank), cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO and Elastic products. See “—Overview” above for further information on the structure of Elastic. Finance charge and fee revenues related to the Today Card credit card product were immaterial.
Cost of sales
Provision for loan losses.    Provision for loan losses consists of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
Direct marketing costs.    Direct marketing costs consist of online marketing costs such as sponsored search and advertising on social networking sites, and other marketing costs such as purchased television and radio and direct mail print advertising. In addition, direct marketing cost includes affiliate costs paid to marketers in exchange for referrals of potential customers. All direct marketing costs are expensed as incurred.
Other cost of sales.    Other cost of sales includes data verification costs associated with the underwriting of potential customers and automated clearing house (“ACH”) transaction costs associated with customer loan funding and payments.
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
Occupancy and equipment.    Occupancy and equipment include rent expense on our leased facilities, as well as telephony and web hosting expenses.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the EF SPV Facility that funds Rise installment loans originated by FinWise Bank and the interest expense associated with the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the six months ended June 30, 2019, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
Non-operating loss.    Non-operating loss for the three and six months ended June 30, 2020 included a contingent loss related to a legal matter.

INCOME STATEMENTS
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed consolidated income statements data (dollars in thousands)	2020	2019	2020	2019

Revenues	$117,991	$150,374	$280,458	$310,440
Cost of sales:
Provision for loan losses	41,477	68,282	120,052	143,637
Direct marketing costs	344	11,074	11,313	18,271
Other cost of sales	1,607	2,508	4,277	4,786
Total cost of sales	43,428	81,864	135,642	166,694
Gross profit	74,563	68,510	144,816	143,746
Operating expenses:
Compensation and benefits	16,844	21,938	40,318	44,139
Professional services	8,471	7,686	16,397	15,864
Selling and marketing	904	1,460	1,858	2,552
Occupancy and equipment	4,843	4,013	9,479	7,835
Depreciation and amortization	4,529	3,955	8,825	7,811
Other	907	1,505	1,978	2,622
Total operating expenses	36,498	40,557	78,855	80,823
Operating income	38,065	27,953	65,961	62,923
Other expense:
Net interest expense	(12,177)	(16,936)	(25,833)	(34,936)
Non-operating loss	(1,422)	—	(5,685)	—
Total other expense	(13,599)	(16,936)	(31,518)	(34,936)
Income from continuing operations before taxes	24,466	11,017	34,443	27,987
Income tax expense	8,373	2,634	10,428	8,649
Net income from continuing operations	16,093	8,383	24,015	19,338
Net loss from discontinued operations	(7,540)	(2,611)	(20,373)	(208)
Net income	$8,553	$5,772	$3,642	$19,130

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2020	2019	2020	2019

Cost of sales:
Provision for loan losses	35%	45%	43%	46%
Direct marketing costs	—	7	4	6
Other cost of sales	1	2	2	2
Total cost of sales	37	54	48	54
Gross profit	63	46	52	46
Operating expenses:
Compensation and benefits	14	15	14	14
Professional services	7	5	6	5
Selling and marketing	1	1	1	1
Occupancy and equipment	4	3	3	3
Depreciation and amortization	4	3	3	3
Other	1	1	1	1
Total operating expenses	31	27	28	26
Operating income	32	19	24	20
Other expense:
Net interest expense	(10)	(11)	(9)	(11)
Non-operating loss	(1)	—	(2)	—
Total other expense	(12)	(11)	(11)	(11)
Income from continuing operations before taxes	21	7	12	9
Income tax expense	8	2	4	3
Net income from continuing operations	14	6	9	6
Net loss from discontinued operations	(6)	(2)	(7)	—
Net income	7%	4%	1%	6%

Comparison of the three months ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$117,803	100%	$149,701	100%	$(31,898)	(21)%
Other	188	—	673	—	(485)	(72)
Revenues	$117,991	100%	$150,374	100%	$(32,383)	(22)%
Revenues decreased by $32.4 million, or 22%, from $150.4 million for the three months ended June 30, 2019 to $118.0 million for the three months ended June 30, 2020.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended June 30, 2020
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$273,898	$192,796	$466,694
Effective APR	110%	88%	101%
Finance charges	$75,533	$42,270	$117,803
Other	9	179	188
Total revenue	$75,542	$42,449	$117,991

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$287,073	$243,691	$530,764
Effective APR	126%	98%	113%
Finance charges	$90,384	$59,317	$149,701
Other	385	288	673
Total revenue	$90,769	$59,605	$150,374

 _________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Includes immaterial balances related to the Today Card.
(3) Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average combined loans receivable-principal decreased $64 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease in average balance is due to reductions in loan origination volume during the quarter attributable to the impacts of the COVID-19 pandemic and accounted for approximately $16 million of the reduction in revenue for the period. For the three months ended June 30, 2020 and 2019, the average effective APR for the portfolio was 101% and 113%, respectively. This reduction in the effective APR is due to the lower effective interest rates earned on the loans in a deferral status under the payment flexibility programs that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations, which generally have a higher effective APR, and accounted for approximately $16 million of the reduction in revenue for the period.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$41,477	35%	$68,282	45%	$(26,805)	(39)%
Direct marketing costs	344	—	11,074	7	(10,730)	(97)
Other cost of sales	1,607	1	2,508	2	(901)	(36)
Total cost of sales	$43,428	37%	$81,864	54%	$(38,436)	(47)%
Provision for loan losses.    Provision for loan losses decreased by $26.8 million, or 39%, from $68.3 million for the three months ended June 30, 2019 to $41.5 million for the three months ended June 30, 2020.
The tables below break out these changes by loan product:

	Three Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$51,707	$26,053	$77,760
Net charge-offs	(38,100)	(20,543)	(58,643)
Provision for loan losses	27,007	14,470	41,477
Ending balance	$40,614	$19,980	$60,594
Combined loans receivable(2)(3)	$260,384	$179,500	$439,884
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	11%	14%
Net charge-offs as a percentage of revenues	50%	48%	50%
Provision for loan losses as a percentage of revenues	36%	34%	35%

	Three Months Ended June 30, 2019
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$39,350	$28,341	$67,691
Net charge-offs	(40,970)	(27,131)	(68,101)
Provision for loan losses	43,013	25,269	68,282
Ending balance	$41,393	$26,479	$67,872
Combined loans receivable(2)(3)	$324,620	$258,200	$582,820
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	10%	12%
Net charge-offs as a percentage of revenues	45%	46%	45%
Provision for loan losses as a percentage of revenues	47%	42%	45%

 _________

(1) Includes immaterial balances related to the Today Card.
(2) Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(3) Includes loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
Total loan loss provision for the three months ended June 30, 2020 was 35% of revenues, which was below our targeted range of 45% to 55%, and lower than the 45% for the three months ended June 30, 2019. For the three months ended June 30, 2020, net charge-offs as a percentage of revenues increased to 50% compared to 45% in the prior year period. We continue to monitor the loan portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 14% and 12% as of June 30, 2020 and June 30, 2019, respectively. This percentage increase in the loan loss reserve is due to an increase in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculation. Past due loan balances at June 30, 2020 were 5% of total combined loans receivable - principal, down significantly from 9% from a year ago, also attributable to the COVID-19 loan deferral programs.
Direct marketing costs.    Direct marketing costs decreased by $10.7 million, or 97%, from $11.1 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume for both new and former customers in addition to the effects of underwriting changes implemented in response to COVID-19 risks that limited the volume of new customer loan originations in the second quarter of 2020. For the three months ended June 30, 2020, the number of new customers acquired decreased to 2,815 compared to 44,003 during the three months ended June 30, 2019.

Other cost of sales.    Other cost of sales decreased by $0.9 million, or 36%, from $2.5 million for the three months ended June 30, 2019 to $1.6 million for the three months ended June 30, 2020 due to decreased data verification costs resulting from reduced origination volume, partially offset by increased product payment processing and program expenses.

Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$16,844	14%	$21,938	15%	$(5,094)	(23)%
Professional services	8,471	7	7,686	5	785	10
Selling and marketing	904	1	1,460	1	(556)	(38)
Occupancy and equipment	4,843	4	4,013	3	830	21
Depreciation and amortization	4,529	4	3,955	3	574	15
Other	907	1	1,505	1	(598)	(40)
Total operating expenses	$36,498	31%	$40,557	27%	$(4,059)	(10)%
Compensation and benefits.    Compensation and benefits decreased by $5.1 million, or 23%, from $21.9 million for the three months ended June 30, 2019 to $16.8 million for the three months ended June 30, 2020 primarily due to the reduction in expense related to the short-term incentive compensation plan associated with the operating expense reduction plan implemented by the Company.
Professional services.     Professional services increased by $0.8 million, or 10%, from $7.7 million for the three months ended June 30, 2019 to $8.5 million for the three months ended June 30, 2020 primarily due to increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $0.6 million, or 38%, from $1.5 million for the three months ended June 30, 2019 to $0.9 million for the three months ended June 30, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.8 million, or 21%, from $4.0 million for the three months ended June 30, 2019 to $4.8 million for the three months ended June 30, 2020 primarily due to increased web hosting and additional licenses expense.
Depreciation and amortization.     Depreciation and amortization increased by $0.6 million, or 15%, from $4.0 million for the three months ended June 30, 2019 to $4.5 million for the three months ended June 30, 2020 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.
Other.    Other operating expenses decreased by $0.6 million, or 40%, from $1.5 million for the three months ended June 30, 2019 to $0.9 million for the three months ended June 30, 2020 primarily due to decreased travel, meals and entertainment expenses associated with the operating expense reduction plan implemented by the Company.

Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$12,177	10%	$16,936	11%	$(4,759)	(28)%

Net interest expense decreased 28% during the three months ended June 30, 2020 as compared to the prior year period. Our average effective interest rate on notes payable outstanding has decreased from 13.8% for the three months ended June 30, 2019 to 10.6% for the three months ended June 30, 2020, resulting in a decrease in interest expense of approximately $4.0 million. In addition, the average balance of notes payable outstanding under the debt facilities in the second quarter of 2020 decreased $29.3 million from the second quarter of 2019 due to the decrease in the loan portfolio, resulting in a decrease in interest expense of approximately $0.8 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$157,715	$210,687
Net interest expense	4,276	6,697
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	—	(850)
Net interest expense, as adjusted	$4,276	$5,847
Effective cost of funds	10.9%	12.7%
Effective cost of funds, as adjusted	10.9%	11.1%

EF SPV Facility
Average facility balance during the period	$101,742	59,363
Net interest expense	2,662	1,539
Effective cost of funds	10.5%	10.4%

ESPV Facility
Average facility balance during the period	$202,357	$221,000
Net interest expense	5,239	8,701
Effective cost of funds	10.4%	15.8%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. Per the terms of the February 1, 2019 amendments, the Company qualified for an additional 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Non-operating loss
In March 2020, the Company accrued a contingent loss related to a legal matter. For the three months ended June 30, 2020, the Company accrued an additional $1.4 million.

Income tax expense

	Three Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$8,373	8%	$2,634	2%	$5,739	218%

Our income tax expense increased $5.7 million, from $2.6 million for the three months ended June 30, 2019 to $8.4 million for the three months ended June 30, 2020. Our effective tax rates for continuing operations for the three months ended June 30, 2020 and 2019 were 34.2% and 23.9%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017 (the "Act"). The Company's cash effective tax rate was approximately 6.3% for the second quarter of 2020.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Net loss from discontinued operations
Our loss from discontinued operations consists of an investment loss of $27.3 million, UK operating losses of $3.2 million and other liability accruals of $1.2 million, partially offset by an income tax benefit of $24.2 million.
Net income

	Three Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$8,553	7%	$5,772	4%	$2,781	48%
We generated $8.6 million in net income for the three months ended June 30, 2020 due to improved operating income and decreased interest expense resulting in higher net income from continuing operations as compared to the three months ended June 30, 2019. Our net income from continuing operations was reduced by our net loss from discontinued operations of $7.5 million resulting in net income of $8.6 million that was $2.8 million higher than our net income from the corresponding prior year period.

Comparison of the six months ended June 30, 2020 and 2019
Revenues

	Six Months Ended June 30,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$279,882	100%	$309,319	100%	$(29,437)	(10)%
Other	576	—	1,121	—	(545)	(49)
Revenues	$280,458	100%	$310,440	100%	$(29,982)	(10)%
Revenues decreased by $30.0 million, or 10%, from $310.4 million for the six months ended June 30, 2019 to $280.5 million for the six months ended June 30, 2020. Both Rise and Elastic products had decreased total revenue in the first half of 2020 compared to the first half of 2019. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$306,581	$218,351	$524,932
Effective APR	117%	93%	107%
Finance charges	$179,038	$100,844	$279,882
Other	108	468	576
Total revenue	$179,146	$101,312	$280,458

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$288,941	$254,980	$543,921
Effective APR	129%	98%	115%
Finance charges	$185,269	$124,050	$309,319
Other	737	384	1,121
Total revenue	$186,006	$124,434	$310,440

 _________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in the Company’s condensed consolidated financial statements.
(2) Includes immaterial balances related to the Today Card.
(3) Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average combined loans receivable principal decreased $19 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease in average balance is due to reductions in loan origination volume during the quarter attributable to the impacts of the COVID-19 pandemic and accounted for approximately $10 million of the reduction in revenue for the period. For the six months ended June 30, 2020 and 2019, the average effective APR for the portfolio was 107% and 115%, respectively. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility programs that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR and accounted for approximately $20 million of the reduction in revenue for the period. We expect the APRs to increase as we begin to originate more loans from new and former customers in future periods.

Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$120,052	43%	$143,637	46%	$(23,585)	(16)%
Direct marketing costs	11,313	4	18,271	6	(6,958)	(38)
Other cost of sales	4,277	2	4,786	2	(509)	(11)
Total cost of sales	$135,642	48%	$166,694	54%	$(31,052)	(19)%
Provision for loan losses.    Provision for loan losses decreased by $23.6 million, or 16%, from $143.6 million for the six months ended June 30, 2019 to $120.1 million for the six months ended June 30, 2020.
The tables below break out these changes by loan product:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$52,099	$29,893	$81,992
Net charge-offs	(93,061)	(48,389)	(141,450)
Provision for loan losses	81,576	38,476	120,052
Ending balance	$40,614	$19,980	$60,594
Combined loans receivable(2)(3)	$260,384	$179,500	$439,884
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	11%	14%
Net charge-offs as a percentage of revenues	52%	48%	50%
Provision for loan losses as a percentage of revenues	46%	38%	43%

	Six Months Ended June 30, 2019
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647
Net charge-offs	(98,010)	(64,402)	(162,412)
Provision for loan losses	88,806	54,831	143,637
Ending balance	$41,393	$26,479	$67,872
Combined loans receivable(2)(3)	$324,620	$258,200	$582,820
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	10%	12%
Net charge-offs as a percentage of revenues	53%	52%	52%
Provision for loan losses as a percentage of revenues	48%	44%	46%

 _________

(1) Includes immaterial balances related to the Today Card.
(2) Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(3) Includes loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
Total loan loss provision for the six months ended June 30, 2020 was 43% of revenues, which was below our targeted range of 45% to 55%, and lower than the 46% for the six months ended June 30, 2019. For the six months ended June 30, 2020, net charge-offs as a percentage of revenues decreased to 50% compared to 52% in the prior year period. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 14% and 12% as of June 30, 2020 and June 30, 2019, respectively. This percentage increase in the loan loss reserve is due to an increase in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculation. Past due loan balances at June 30, 2020 were 5% of total combined loans receivable - principal, down significantly from 9% from a year ago, also attributable to the COVID-19 loan deferral programs.
Direct marketing costs.    Direct marketing costs decreased by $7.0 million, or 38%, from $18.3 million for the six months ended June 30, 2019 to $11.3 million for the six months ended June 30, 2020. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced demand and application volume for both new and former customers starting in March 2020. In addition, we implemented underwriting changes that limited the volume of new customer loan originations in response to COVID-19. For the six months ended June 30, 2020, the number of new customers acquired decreased to 38,565 compared to 66,206 during the six months ended June 30, 2019.

Other cost of sales.    Other cost of sales decreased by $0.5 million, or 11%, from $4.8 million for the six months ended June 30, 2019 to $4.3 million for the six months ended June 30, 2020 due to decreased data verification costs resulting from reduced origination volume, partially offset by increased payment processing and product program expenses.

Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$40,318	14%	$44,139	14%	$(3,821)	(9)%
Professional services	16,397	6	15,864	5	533	3
Selling and marketing	1,858	1	2,552	1	(694)	(27)
Occupancy and equipment	9,479	3	7,835	3	1,644	21
Depreciation and amortization	8,825	3	7,811	3	1,014	13
Other	1,978	1	2,622	1	(644)	(25)
Total operating expenses	$78,855	28%	$80,823	26%	$(1,968)	(2)%
Compensation and benefits.    Compensation and benefits decreased by $3.8 million, or 9%, from $44.1 million for the six months ended June 30, 2019 to $40.3 million for the six months ended June 30, 2020 primarily due to a reduction in expense related to the short-term incentive compensation plan associated with the operating expense reduction plan implemented by the Company.
Professional services.     Professional services increased by $0.5 million, or 3%, from $15.9 million for the six months ended June 30, 2019 to $16.4 million for the six months ended June 30, 2020 primarily due to increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $0.7 million, or 27%, from $2.6 million for the six months ended June 30, 2019 to $1.9 million for the six months ended June 30, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $1.6 million, or 21%, from $7.8 million for the six months ended June 30, 2019 to $9.5 million for the six months ended June 30, 2020 primarily due to increased web hosting and additional licenses expense.
Depreciation and amortization.     Depreciation and amortization increased by $1.0 million, or 13%, from $7.8 million for the six months ended June 30, 2019 to $8.8 million for the six months ended June 30, 2020 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.
Other.    Other operating expenses decreased by $0.6 million, or 25%, from $2.6 million for the six months ended June 30, 2019 to $2.0 million for the six months ended June 30, 2020 primarily due to decreased travel, meals and entertainment expenses associated with the operating expense reduction plan implemented by the Company.

Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$25,833	9%	$34,936	11%	$(9,103)	(26)%

Net interest expense decreased 26% during the six months ended June 30, 2020 as compared to the prior year period. Our average effective interest rate on notes payable outstanding has decreased from 13.8% for the six months ended June 30, 2019 to 10.5% for the six months ended June 30, 2020, resulting in a decrease in interest expense of approximately $8.4 million. In addition, the average balance of notes payable outstanding under the debt facilities in the first half of 2020 decreased $16.1 million from the first half of 2019 due to the decrease in the loan portfolio resulting in a decrease in interest expense of approximately $0.8 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$176,896	$228,934
Net interest expense	9,488	14,168
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	—	(850)
Net interest expense, as adjusted	$9,488	$13,318
Effective cost of funds	10.8%	12.5%
Effective cost of funds, as adjusted	10.8%	11.7%

EF SPV Facility
Average facility balance during the period	$104,585	52,635
Net interest expense	5,300	2,813
Effective cost of funds	10.2%	10.8%

ESPV Facility
Average facility balance during the period	$213,643	$229,652
Net interest expense	11,046	17,955
Effective cost of funds	10.4%	15.8%
In January 2018, the Company entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. Per the terms of the February 1, 2019 amendments, the Company qualified for an additional 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Non-operating loss
As of June 30, 2020, the Company had accrued a $5.7 million contingent loss related to a legal matter.

Income tax expense

	Six Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$10,428	4%	$8,649	3%	$1,779	21%

Our income tax expense increased $1.8 million, from $8.6 million for the six months ended June 30, 2019 to $10.4 million for the six months ended June 30, 2020. Our effective tax rates from continuing operations for the six months ended June 30, 2020 and 2019 were 30.3% and 30.9%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the GILTI provision of the Act. The Company's cash effective tax rate was approximately 6.3% for the first half of 2020.
On March 27, 2020 the CARES Act was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Net loss from discontinued operations
Our loss from discontinued operations consists of an investment loss of $27.3 million, UK operating losses of $6.8 million, a goodwill impairment loss of $9.3 million and other liability accruals of $1.2 million, partially offset by an income tax benefit of $24.2 million.
Net income

	Six Months Ended June 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$3,642	1%	$19,130	6%	$(15,488)	(81)%
Our net income of $3.6 million for the six months ended June 30, 2020 was down $15.5 million from the first half of 2019 due to a $20.4 million loss on discontinued operations associated with our UK operations. Net income from continuing operations for the first six months of 2020 increased $4.7 million from the prior year period due to both increased operating income and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
As discussed previously, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of loans with deferred payments, levels of liquidity and our ongoing compliance with debt covenants. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, the Company has a principal debt payment obligation of $18.1 million (4% of outstanding debt) in February 2021 and no additional required principal payments on its outstanding debt until January 2024. We believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within the Company's control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. The Company is continuing to assess it minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital, funds from third-party lenders under the CSO programs, and our credit facility with VPC to fund the loans we make to our customers.

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019. The amended share repurchase program provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. During the six months ended June 30, 2020, 2,969,579 shares were repurchased at a total cost of $8.0 million, inclusive of any transactional fees or commissions. We are continuing to assess our share repurchase program as part of our overall liquidity analysis and may make amendments or withdraw our share repurchase program in future periods.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise product and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective February 1, 2019, to increase the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of June 30, 2020:

•
A maximum borrowing amount of $350 million used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. At June 30, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.

•
A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both June 30, 2020 and December 31, 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.

•
Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

There are no principal payments due or scheduled under the VPC Facility until the respective maturity dates of the US Term Note and the 4th Tranche Term Note. The 4th Tranche Term Note matures on February 1, 2021. The US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2020.
Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") has provided a guarantee to VPC for the repayment of the debt of any subsidiary, which includes the outstanding debt of ECIL of approximately £10.2 million as of June 29, 2020. Upon deconsolidation of ECIL, the Company is required to evaluate and separately recognize a liability at the Parent level related to the guarantee of ECIL's outstanding debt balance. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets. On July 23, 2020, ECIL made a £5.0 million payment to VPC, and we expect that ECIL will repay the full remaining balance by the end of 2020.
EF SPV Facility
EF SPV Term Note
The EF SPV Facility has a maximum borrowing amount of $150 million, to be used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted average base rate on the outstanding balance at June 30, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled prior to the maturity date of January 1, 2024.

All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2020.

ESPV Facility

ESPV Term Note
The ESPV Facility has a maximum borrowing amount of $350 million, to be used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.50%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. At June 30, 2020, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. There are no principal payments due or scheduled until the credit facility maturity date of January 1, 2024.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2020.
Outstanding Notes Payable
The outstanding balances of notes payable as of June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$129,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	199,500	226,000
Total	$440,550	$528,050

The change in the facility balances includes the following:

•	US Term Note - Paydown of $27.5 million and $25 million in the first and second quarter of 2020, respectively;

•	EF SPV Term note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and

•	ESPV Term Note - Paydown of $6.5 million and $20 million in the first and second quarter of 2020, respectively.

The following table presents the future debt maturities as of June 30, 2020:

Year (dollars in thousands)	June 30, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	422,500
Thereafter	—
Total	$440,550

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows

The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(Dollars in thousands)	2020	2019

Cash and cash equivalents	$167,735	$54,535
Restricted cash	2,135	2,435
Loans receivable, net	373,024	493,560
Cash provided by (used in):
Operating activities - continuing operations	131,244	152,478
Investing activities - continuing operations	61,077	(109,313)
Financing activities - continuing operations	(95,901)	(37,080)
Our cash and cash equivalents at June 30, 2020 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $131.2 million in cash from our operating activities for the six months ended June 30, 2020, primarily from revenues derived from our loan portfolio. This was down $21.2 million from the $152.5 million of cash provided by operating activities during the six months ended June 30, 2019. Cash from operating activities was also impacted by a change in our short-term incentive compensation programs during 2019 which moved from a semi-annual bonus payment to an annual bonus payment which occurred in March 2020. We do not believe that there will be a significant impact to operating cash flows as a result of the deconsolidation of ECIL.

Net cash provided by (used in) investing activities
For the six months ended June 30, 2020 and 2019, cash provided by (used in) investing activities was $61.1 million and $(109.3) million, respectively. The increase was primarily due to a decrease in net loans issued to customers related to reduced origination volume attributed to the COVID-19 pandemic. The following table summarizes cash used in investing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019

Cash provided by (used in) investing activities - continuing operations
Net loans issued to consumers, less repayments	$72,621	$(97,072)
Participation premium paid	(2,036)	(2,491)
Purchases of property and equipment	(9,508)	(9,750)
	$61,077	$(109,313)
Net cash used in financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the six months ended June 30, 2020 and 2019, cash used in financing activities was $95.9 million and $37.1 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019

Cash used in financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$6,500	$27,000
Payments on Notes payable	(94,000)	(60,000)
Debt issuance costs paid	(108)	(2,598)
Debt prepayment costs paid	—	(850)
Purchases of treasury stock	(8,030)	—
Proceeds from issuance of stock, net	381	579
Taxes paid related to net share settlement	(644)	(1,211)
	$(95,901)	$(37,080)
The increase in cash used in financing activities for the six months ended June 30, 2020 versus the comparable period of 2019 was primarily due to higher payments made on notes payable during the first half of 2020 versus the first half of 2019, and the purchases of treasury stock which commenced in the third quarter of 2019.

Free Cash Flow
In addition to the above, we also review FCF when analyzing our cash flows from operations. We calculate FCF as cash flows from operating activities, adjusted for the principal loan net charge-offs and capital expenditures incurred during the period. While this is a non-GAAP measure, we believe it provides a useful presentation of cash flows derived from our core operating activities.

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019

Net cash provided by continuing operating activities	$131,244	$152,478
Adjustments:
Net charge-offs – combined principal loans	(108,532)	(127,570)
Capital expenditures	(9,508)	(9,750)
FCF	$13,204	$15,158
Our FCF was $13.2 million for the first six months of 2020 compared to $15.2 million for the comparable prior year period. The decrease in our FCF was the result of the decrease in cash provided by operations, offset by a decrease in net charge-offs - combined principal loans during the first six months of 2020.
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
Prior to ECIL entering administration and being classified a discontinued operation by us on June 29, 2020, the VPC Facility included the UK Term Note. Upon deconsolidation of ECIL, this note was removed from our Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, we have provided a guarantee to VPC for the repayment of the debt of any subsidiary, which includes the outstanding debt of ECIL of approximately £10.2 million as of June 29, 2020. We estimate a liability for losses of $566 thousand associated with the debt guarantee based on the fair value of the obligation. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note.

RECENT REGULATORY DEVELOPMENTS

On May 7, 2019, the Consumer Financial Protection Bureau (the "CFPB") proposed amendments to Regulation F, which implements the FDCPA. The Bureau's proposal would, among other things, address communications in connection with debt collection; interpret and apply prohibitions on harassment or abuse, false or misleading representations, and unfair practices in debt collection; and clarify requirements for certain consumer-facing debt collection disclosures. The public comment period on the proposed amendments closed on September 18, 2019. According to the CFPB's Spring 2020 Unified Agenda of Regulatory and Deregulatory Actions, the CFPB will take action regarding the 2019 Notice of Proposed Rule Making in October 2020. Once a final rule is promulgated, we will take the necessary steps to ensure that the third-party debt collectors we work with are compliant with the final rule.
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
California Attorney General Xavier Becerra has submitted final proposed regulations to guide covered businesses' implementation of the California Consumer Privacy Act ("CCPA") which became operative on January 1, 2020 and began being enforced July 1, 2020. The CCPA imposes obligations on the handling of consumers' personal information by businesses, including required disclosures to consumers; consumer access, deletion, and opt-out rights; and an individual private right of action relating to a failure to maintain reasonable security procedures and practices leading to a security breach, as defined by the CCPA. The CCPA applies to Elevate with respect to information that is not collected for GLBA purposes (i.e., not in the context of the provision of financial services primarily used for personal, family, or household purposes) and is not related to personal information subject to California's Financial Information Privacy Act and personal consumer report information under the Fair Credit Reporting Act. Most recently, the California Privacy Rights Act ("CPRA") had received enough valid signatures to appear on the November 2020 ballot in California. If voters approve the initiative, the CPRA would significantly expand the CCPA, establish the California Privacy Protection Agency, remove the CCPA's thirty-day cure period, and impose a number of GDPR-styled obligations on businesses, among other requirements. If the CPRA becomes law, most of the substantive provisions of the CPRA would take effect January 1, 2023, with certain provisions going into effect as soon as late in 2020. Ongoing implementation of and changes to the CCPA and its related requirements could increase costs or otherwise adversely affect our business in the California market.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We recognize consumer loan fees as revenues for each of the loan products we offer. Revenues on the Condensed Consolidated Income Statements include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. We also record revenues related to the sale of customer applications to unrelated third parties. These applications are sold with the customer’s consent in the event that we or our CSO lenders are unable to offer the customer a loan. Revenue is recognized at the time of the sale. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.

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
We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Condensed Consolidated Income Statements. Installment loans and lines of credit are charged off, which reduces the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

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
As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of June 30, 2020, and accordingly, performed interim impairment testing on the goodwill balances of the previously consolidated UK reporting unit and the Elastic reporting unit. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment.
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
We have no recorded liabilities for US uncertain tax positions at June 30, 2020 and December 31, 2019. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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

Recently Adopted Accounting Standards
See Note 1 in the Notes to the Consolidated Condensed Financial Statements included in this report for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes, although in the future we may continue to enter into interest rate hedging arrangements to manage the risks described below.
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2020 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at June 30, 2020 was $147.6 million and the balance at December 31, 2019 was $200.1 million. The outstanding balance of our EF SPV Facility was $93.5 million at June 30, 2020 and the balance at December 31, 2019 was $102 million. The outstanding balance of our ESPV Facility was $199.5 million and $226.0 million at June 30, 2020 and December 31, 2019, respectively. Based on the average outstanding indebtedness through the six months ended June 30, 2020, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.6 million for the period.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In addition to the matters discussed below, in the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities, including affordability claims related to the Sunny product, which business we operated through June 29, 2020. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows.
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
On June 5, 2020, the District of Columbia (the "District"), sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and as set forth below.

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

The pandemic and measures implemented by government authorities to try to contain the virus can affect our business directly as well as affect our employees, customers and business partners. While we have successfully transitioned our employee base to a remote working environment, normal operations may be difficult to maintain and our resources may be constrained. Similarly, the operations of our business partners and third party service providers may be constrained, reducing the effectiveness of collections, credit bureau reporting, marketing or other aspects of our operations. The effects of the outbreak on us could be exacerbated given that the outbreak, and preventative measures taken to contain or mitigate the outbreak, may increasingly have significant negative effects on consumer discretionary spending and demand for and repayment of our products. Further, many of our customers are experiencing layoffs, slowdowns, work stoppages and other changes in work and financial circumstances, diminishing their demand for loans, eligibility for loans and ability to repay loans. In addition, efforts we take in response to the pandemic, such as expanding our payment flexibility programs, or to mitigate the effects of the pandemic, such as implementing underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, may not be successful or may have other effects on our business and results of operations such as, for example, decreasing the average APR of our products or reducing loan origination applications and loan origination volume. While we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit quality, levels of liquidity and our ongoing compliance with debt covenants, there can be no assurance that the COVID-19 outbreak and its effects will not materially adversely affect our financial position, and our access to capital, to the extent we need additional liquidity, may be constrained due to disruptions in the capital markets and financial markets.

Government efforts to mitigate the economic effects of the pandemic, including new legislation, may affect our business and operations. On March 27, 2020, Congress passed, and the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides wide-ranging financial and regulatory relief related to the ongoing COVID-19 public health crisis. In addition to other regulatory relief measures, the CARES Act requires lenders that furnish credit information to report to credit bureaus that consumers are current on their loans if consumers have sought relief from their lenders due to the pandemic. The pandemic has also sparked a litany of new orders, rules, laws, guidance related to creditor collections and third-party debt collection activities. These rules generally prohibit certain collections activities for a specified time. It is anticipated that these restrictions, as well as certain options for borrowers to defer payments offered by us and the banks we work with, will impact collections for the at least the next several months.

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

Given the dynamic nature of the COVID-19 outbreak, the extent to which it will impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the actions taken and restrictions imposed by state and federal governments to contain the virus, treat its impact or provide stimulus to the economy and when and to what extent normal economic and operating activities can resume. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but any adverse impact on our business, results of operations, financial condition and cash flows could be material.
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
State and federal governments regulatory bodies may seek to impose new laws, direct contractual arrangements with us, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable or impractical to continue.
In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US less profitable or unattractive. On July 7,2020, the CFPB issued a final rule concerning small dollar lending in order to maintain consumer access to credit and competition in the marketplace. The final rule rescinds the mandatory underwriting provisions of the previously proposed 2017 rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The final rule does not rescind or alter the payments provisions of the 2017 rule. See "—The CFPB issued a final ruling on July 7, 2020 affecting the consumer lending industry, and this or subsequent new rules and regulations, if they are finalized, may impact our consumer lending business" for more information.
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the federal government impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. On April 30, 2019, Senator Dick Durbin reintroduced a bill that would create a national interest rate cap of 36% on consumer loans. S. 1230 "Protecting Consumers from Unreasonable Credit Rates Act of 2019" is co-sponsored by Senators Jeff Merkley, Sheldon Whitehouse, and Richard Blumenthal. Previous versions have been proposed in 2009, 2013, 2015 and 2017, but the bill has never made it to the House or Senate floor. The current bill is still pending in the Senate. In November 2019, Rep. Jesús "Chuy" García, Rep. Glenn Grothman and ten others introduced H.R. 5050, the Veterans and Consumers Fair Credit Act (VCFCA). This bill would create a national rate cap of 36% on all consumer loans from all lenders. Senators Jeff Merkley, Jack Reed, Sherrod Brown, Chris Van Hollen and others introduced S. 2833, a companion bill to H.R. 5050, in the Senate at the same time. The House Financial Services Committee held hearings on H.R. 5050 in February 2020 and it is possible that the bill will get more attention later this year. Most recently, on July 10, 2020, Rep. Jesús "Chuy" García attempted unsuccessfully to amend the Truth-in-Lending Act ("TILA") by expanding the 36% national rate cap on loans to active duty service members and their families. On January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans, including personal loans, car loans, and auto title loans, as well as open-end lines of credit made under its California Financing where the amount of credit is $2,500 or more but less than $10,000. Rise loans originated by Elevate are impacted by this law.

Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members) or attributable to matters not specific to our industry.
Any of these or other legislative or regulatory actions that affect our consumer loan business at the national, state and local level could, if enacted or interpreted differently, have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows and prohibit or directly or indirectly impair our ability to continue current operations.
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
For the loans we originate through Rise, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and the Rise loans and Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become past due in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Our resources, technologies and fraud prevention tools, which are used to originate or facilitate the origination of loans or lines of credit, as applicable, under Rise, Elastic and Today Card, may be insufficient to accurately detect and prevent fraud. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results.
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
It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. Loan losses are currently the largest cost as a percentage of revenues across each of Rise, Elastic, and Today Card. If credit or fraud losses were to rise, this would significantly reduce our profitability. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.
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
Our net charge-offs as a percentage of revenues for the years ended December 31, 2019 and 2018 were 52% and 54%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs. In addition, any upgrades or planned improvements to our technology and credit models may not be implemented on the timeline that we expect or may not drive improvements in credit quality for our products as anticipated, which may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
We depend in part on debt financing to support the growth of Rise. However, we cannot guarantee that financing will continue to be available beyond the current maturity date of our debt facilities, on reasonable terms or at all. Presently our debt financing for Rise primarily comes from a single source, Victory Park Management, LLC (“VPC”), an affiliate of Victory Park Capital. If VPC became unwilling or unable to provide debt financing to us at prices acceptable to us, we would need to secure additional debt financing or potentially reduce loan originations. The availability of these financing sources depends on many factors, some of which are outside of our control.

We may also experience the occurrence of events of default or breaches of financial or performance covenants under our debt agreements, which are currently secured by all our assets. Any such occurrence or breach could result in the reduction or termination of our access to institutional funding or increase our cost of funding. Certain of these covenants are tied to our customer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. Increases in the cost of capital would reduce our net profit margins.
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
We market Rise and provide marketing services to the originating lender in connection with Elastic, Today Card, and Rise bank-originated loans. Direct mailings and electronic offers of preapproved loans and Today Cards to potential loan customers comprise significant marketing channels for both the loans we originate and credit card product we offer, as well as those loans originated by third-party lenders. We estimate that approximately 65% and 92% of new Rise and Elastic loan customers, respectively, in the year ended December 31, 2019 obtained loans as a result of receiving such preapproved offers. The Today Card is expected to expand its direct mailing activities in the future. Our marketing techniques identify candidates for preapproved loan or credit card mailings in part through the use of preapproved marketing lists purchased from credit bureaus. If access to such preapproved marketing lists were lost or limited due to regulatory changes prohibiting credit bureaus from sharing such information or for other reasons, our growth could be significantly adversely affected. If the cost of obtaining such lists increases significantly, it could substantially increase customer acquisition costs and decrease profitability.
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
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the year ended December 31, 2019, loans issued to Rise and Elastic customers referred to us by our strategic partners constituted 17% and 7% of total respective new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 39% of our revenues for the year ended December 31, 2019, and the portions of the Rise installment loan product that we offer through CSO programs, which contributed approximately 6% of our revenues for the year ended December 31, 2019, and the Rise loans originated by a third-party lender, which contributed approximately 16% of our revenues for the year ended December 31, 2019, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans and Rise loans made through the CSO programs and Rise loans originated by a third-party lender, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems, and we may need to expand our relationships with third parties, or develop relationships with new third parties, to support any new product offerings that we may pursue.
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
Uncertainty and negative trends in general economic conditions in the US and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may impact our consolidated results of operations or financial condition or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, rising living expenses, energy costs and interest rates, as well as major medical expenses, divorce or death that affect our borrowers. If the US economy experiences a downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments.

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
In addition, federal and some state regulators are considering promulgating rules and standards to address cybersecurity risks and many US states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.
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
There also can be no guarantee that we will be successful with respect to any new product initiatives or any further expansion beyond the US if we decide to attempt such expansion, which may inhibit the growth of our business and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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
We have been and may also become subject to litigation in the future and a future adverse ruling in or a settlement of any such litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, create obligations, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions. On June 5, 2020, the District of Columbia (the "District"), sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District's Municipal Regulations in connection with loans issued by banks in the District. This action has been removed to federal court. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position. In addition, on January 27, 2020, Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Rise and others are engaged in “predatory lending practices that target financially vulnerable consumers” and have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. In California, there have been filed two separate actions seeking public injunctive relief and alleging unconscionable interest rates on RISE loans - one lawsuit in the Superior Court of California, and one demand for arbitration.  The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy.  The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law.
While no TFI related litigation has been filed directly against Elevate, we can provide no assurances that there will not be any future TFI related litigation filed against the Company. In October 2019, Elevate entered into tolling agreements with the TFI Creditors' Committee and class claimants in regard to any potential future claims against Elevate. These tolling agreements have been extended, and we may enter into additional extensions of the tolling agreements in the future. In December 2019, the TFI bankruptcy plan was confirmed, and any claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). Elevate and the TFLT have commenced mediation in an attempt to resolve, prior to any litigation being filed, any potential claims that the TFLT may have against Elevate including, among other things, whether or not the spin-off of Elevate from TFI was a fraudulent conveyance and any other avoidance actions associated with the spin-off. While Elevate can provide no assurances as to the potential outcome of such mediation process, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. Elevate can provide no assurances as to how long the mediation process may take, or the outcome of such mediation. If the mediation is unsuccessful Elevate anticipates that the TFLT will pursue its claims in litigation against Elevate. For more information please see “—The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” Because no claims have been filed against Elevate, no reasonable estimate of possible loss, if any, can be made at this time. We believe any future claims are without merit, and we intend to defend ourselves vigorously.
Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees, expenditures related to indemnification agreements and other related costs. In addition, a lawsuit or the mediation process with the TFLT could cause investors to sell our stock based on concerns about potential adverse outcomes, whether unfounded or not, which could negatively impact our share price. We and others are also subject to regulatory proceedings, and we could suffer losses as a result of interpretations of applicable laws, rules and regulations in those regulatory proceedings, even if we are not a party to those proceedings. Any of these events could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

We may be unable to use some or all of our net operating loss carryforward, which could materially and adversely affect our reported financial condition and results of operations.
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
Given the level of affordability claims against the subsidiary conducting our UK business and lack of regulatory clarity in the UK market, we made the decision to exit the UK market, thereby decreasing the size of our total addressable market and curtailing growth plans in the UK.
During the year ended December 31, 2018, our UK business began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 and the first half of 2020, resulting in a significant increase in affordability claims against all companies in the industry over this period. We believe that many of the increased claims are without merit and reflect the use of abusive and deceptive tactics by the CMCs. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. Our additional discussion with the FCA resulted in increasing uncertainty in the UK market and, as a result of such uncertainty, further complicated by the onset of COVID-19, we ultimately decided to place ECIL, our UK subsidiary, into administration and exit the UK market. Effective June 29, 2020, in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to approval by the boards of directors of ECIL, insolvency practitioners from KPMG LLP were appointed to take control and management of our Sunny business. ECIL’s entry into administration placed its business under the direct control of the administrator. Accordingly, we deconsolidated ECIL as of June 29, 2020 and are presenting ECIL as discontinued operations starting in the second quarter of 2020.
These actions decrease the size of our total addressable market and cease our growth plans in the UK. In addition, in conjunction with the administration, claims related to the management and financial support of ECIL prior to the administration could be asserted, which could result in additional expense to us. We also may be required to provide certain administrative, technical and other services, and incur other exit costs and expenses related to ECIL during its administration. We also continue to guarantee of ECIL’s repayment of its outstanding debt, which was approximately £10.2 million as of June 29, 2020. On July 23, 2020, ECIL paid down £5.0 million on the UK Term Note. While we do not believe claims or costs related to ECIL during its administration or our guarantee of ECIL’s outstanding debt are likely to have a material adverse impact on our results of operations or financial condition, we cannot provide complete assurance we will not experience significant additional claims or costs related to the administration of ECIL, its debt obligations and its prior business conducted in the UK.

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

Our products currently have usage caps and limitations on lending based on internally developed “responsible lending guidelines.” If those policies become more restrictive due to legislative or regulatory changes at the local, state, or federal regulatory level these products would experience declining revenues per customer. In some cases, legislative or regulatory changes at the local, state or federal regulatory level may require us to discontinue offering certain of our products in certain jurisdictions.
The CFPB may have examination authority over our consumer lending business that could have a significant impact on our business.
In July 2010, Congress passed the Dodd-Frank Act. Title X of the Dodd-Frank Act created the CFPB, which regulates US consumer financial products and services, and gave it regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services, including authority to examine such providers.

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

The CFPB issued a final ruling on July 7, 2020 affecting the consumer lending industry, and this or subsequent new rules and regulations, if they are finalized, may impact our consumer lending business.
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (the "2017 Rule") on October 5, 2017, covering certain short-term and longer-term loans with an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (the “2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts. Among other requirements, the payment provisions prohibit lenders that have had two consecutive attempts to collect money from a consumers’ account returned for insufficient funds from making any further attempts to collect from the account unless the consumers have provided new authorizations for additional payment transfers. Additionally, the payment provisions require us to give consumers at least three business days' advance notice before attempting payment withdrawals. The mandatory compliance deadline for the payment provisions of the 2017 Rule was August 19, 2019. There are also recordkeeping requirements and compliance plan requirements in the 2019 Proposed Rule that will apply to us. On June 7, 2019, the CFPB announced a 15-month delay in the rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescission of the ability-to-pay provisions. Relatedly, the Community Financial Services Association of America (“CFSA”) sued the CFPB in April 2018 over the 2017 Rule. As a result, the court suspended the CFPB’s August 19, 2019 implementation of the 2019 Proposed Revisions pending further order of the court. On August 6, 2019, the court issued an order that leaves the compliance date stay in effect. On July 7, 2020, the CFPB issued its final rule concerning small dollar lending. The final rule rescinds the mandatory underwriting provisions of the 2017 Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The final rule does not rescind or alter the payments provisions of the 2017 Rule. It is unknown at this time to what extent this finalized rule, or any subsequent new rules and regulations proposed by the CFPB will have an adverse effect on the results of operations of our US consumer lending business.

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

On July 20, 2020, the FDIC announced that it is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the effective adoption of innovative technologies at FDIC-supervised financial institutions. Released as part of the FDiTech initiative, the request asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." For financial institutions that choose to use the system, a voluntary certification program could help standardize due diligence practices and reduce associated costs. At this time, it is unclear what impact this request and potential proposal will have on Elevate's operations.

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
In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans, both the OCC and FDIC issued final rules to clarify that when a bank sells, assigns or otherwise transfers a loan, the interest permissible prior to the transfer continues to be permissible following the transfer. The OCC final rule was effective on August 3, 2020. The FDIC final rule will be effective on August 21, 2020. On July 29, 2020, California Attorney General Xavier Becerra, Illinois Attorney General Kwame Raoul and New York Attorney General Letitia James filed a lawsuit against the OCC challenging the rule.

Relatedly, both agencies have signaled they are working on a rule to remove uncertainty surrounding the “true lender” theory-which involves a claim by a borrower or regulator that the supposed “true lender” of a loan funded by a bank is a non-bank service provider of the bank, rather than the bank itself. This controversial theory poses a growing threat to banks’ ability to enter into contractual partnerships with non-bank service providers to extend responsible credit products that are far superior to payday loans. Such a theory threatens to undermine the long-established lending powers of national and state chartered banks and the validity of their originated loans and could cause substantial disruption to the financial system upon which all Americans rely. On July 20, 2020, the OCC proposed a rule that would determine when a national bank or federal savings association makes a loan and is the "true lender" in the context of a partnership between a bank and a third party. The proposed rule would resolve this uncertainty by specifying that a bank makes a loan and is the "true lender" if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) funds the loan. The deadline for comments on the OCC proposed true lender rule is September 3, 2020. It is expected that the FDIC will also issue a notice of proposed rulemaking on this subject in the future.
Also on July 20, 2020, the FDIC announced that is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the efficient and effective adoption of innovative technologies at FDIC-supervised financial institutions. The Request for Information asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." The deadline for comments is September 22, 2020.

Lastly, the OCC and FDIC are also working on a proposed “Small Dollar Rule” which will facilitate greater financial inclusion and give guidance for banks that make “small dollar” loans to non-prime consumers. The guidance could impact the products or interest rates that unaffiliated third-party banks originate utilizing the Elevate’s lending platforms.
California’s Governor Gavin Newsom recently proposed a new law, the California Consumer Financial Protection Law ("CCFPL"), that would result in a change of name for the primary financial regulator in California, the Department of Business Oversight to the Department of Financial Protection and Innovation and also empower the Department to extend state oversight to financial services providers not currently subject to state supervision but also facilitate innovation. A hearing is scheduled on August 6, 2020 regarding this proposal.
In 2017, the Colorado Attorney General filed complaints in state court against marketplace lenders Marlette Funding LLC and Avant of Colorado LLC on behalf of the administrator of Colorado’s Uniform Consumer Credit Code (UCCC), alleging violations of the UCCC based on “true lender” and loan assignment (Madden) cases with respect to lending programs sponsored by WebBank and Cross River Bank, respectively. The complaints allege that the non-bank service providers, Marlette Funding LLC and Avant of Colorado LLC - rather than WebBank and Cross River Bank, are the "true lenders," and therefore subject to Colorado usury limits. Further, the Colorado administrator alleged that assignees of these loans could not charge the same interest rate that the bank is authorized to charge under federal law. Efforts by Avant and Marlette Funding to remove the cases to federal court and efforts by Cross River Bank and WebBank seeking declaratory judgments against the administrator of Colorado's UCCC failed (although both Cross River Bank and WebBank filed appeals with the Tenth Circuit). At this time, it is unknown what the outcome of these cases will be and whether any conclusions of law would be applied outside Colorado. However, in November 2018, the administrator of Colorado's UCCC amended its complaints against Avant and Marlette Funding to add additional parties (the securitization trusts that acquired the loans originated under the bank partnerships Avant and Marlette Funding have with Cross River Bank and WebBank) alleging violations of Colorado's UCCC related to the finance charges and fees received by the securitization trusts. On June 9, 2020 the state judge in the Marlette Funding case issued a decision ruling that federal interest rate preemption for state bank loans does not extend to non-bank assignees. Several days earlier, on May 29, 2020, the OCC had issued a final rule that rejects the Second Circuit's analysis in Madden and codifies the OCC's interpretation of Section 85 that the assignee of a loan made by a national bank can charge the same interest rate that the bank is authorized to charge under federal law. Following the Marlette Funding decision, on June 29, 2020, the FDIC issued its final rule that also rejects the Second Circuit's analysis in Madden and mirrors the OCC's rule. Another marketplace lender, Kabbage, Inc. and its bank, Celtic Bank, were sued in Massachusetts federal court in 2017, with the defendant alleging that Kabbage, not Celtic Bank, is the “true lender.” Kabbage, Inc. was successful in compelling arbitration in that case. In October 2019, Kabbage was sued in the Southern District of New York by several small businesses alleging violations of state usury laws (California, Massachusetts, Colorado, New York) and racketeering and conspiracy under federal RICO statutes. It also includes claims for violations of various state laws other than usury laws, including the California Financing Law Code ("CFLC").

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
In the last few months, we have seen increased activity by some state regulatory authorities seeking to understand the services we provide to our Bank Partners. We cannot predict the final outcome of these inquiries or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all. It is possible that some state regulators could conclude that we are subject to state laws, including licensing or registration in connection with services we provide to our Bank Partners. The recent and anticipated clarifications of federal interest rate preemption by the OCC and FDIC should provide clarification to such conclusions.
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
Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from customers and potential customers. Our business is subject to a variety of laws and regulations in the US that involve user privacy issues, data protection, advertising, marketing, disclosures, distribution, electronic contracts and other communications, consumer protection and online payment services. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. US federal and state laws and regulations, which can be enforced by private parties or government entities, are constantly evolving and can be subject to significant change.
A number of proposals have recently been implemented or are pending before federal and state legislative and regulatory bodies that could impose obligations in areas such as privacy. For example, the California Consumer Privacy Act (the “CCPA”) came into effect on January 1, 2020. The CCPA broadly defines personal information and provides California consumers increased privacy rights and protections. California Attorney General ("AG") Xavier Becerra submitted final proposed regulations on June 2, 2020 to guide covered businesses' implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG's input, as well as others that have been the subject of confusion, criticism, or discussion.

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
In January 2020, our California business became subject to the CCPA. As described above in "-Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement or otherwise harm our business," the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections.
Compliance with any new or developing privacy laws in the US, including the CCPA or other state or federal laws that may be enacted in the future, may require significant resources and could have a material adverse impact on our business and results of operations.
The oversight of the FCRA by both the CFPB and the FTC and any related investigation or enforcement activities or our failure to comply with the Data Protection Act ("DPA"), and any supplementary data protection legislation may have a material adverse impact on our business, including our operations, our mode and manner of conducting business and our financial results.
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

The following table provides information about our common stock repurchases during the quarter ended June 30, 2020.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
April 1, 2020 to April 30, 2020	569,344	$1.14	569,344	$21,802,607
May 1, 2020 to May 31, 2020	772,600	$1.98	772,600	$20,275,869
June 1, 2020 to June 30, 2020	699,249	$2.36	699,249	$18,626,162
Total	2,041,193	$1.87	2,041,193

(1) Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1#	Parent Guaranty Agreement, dated April 3, 2020, between Elevate Credit, Inc. and First Financial Loan Company, LLC (1)
10.2+	Employment, Confidentiality and Non-Compete Agreement, dated February 15, 2016, by and between Scott Greever and Elevate Credit Service, LLC
10.3+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Scott Greever and Elevate Credit Service, LLC
10.4+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated April 11, 2018, by and between Scott Greever and Elevate Credit Service, LLC
10.5+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Scott Greever and Elevate Credit Service, LLC
10.6+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 4, 2020, by and between Scott Greever and Elevate Credit Service, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
+	Indicates a management contract or compensatory plan.
&
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 8, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	August 7, 2020	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)