Form 10-Q
period 2020-09-30
Elevate Credit, Inc.
filed 2020-11-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2020
Common Shares, $0.0004 par value	38,070,426

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors." Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, operating margins, loans outstanding, credit quality, ability to generate cash flow and ability to achieve and maintain future profitability;
•the effects of the outbreak and continuation of the novel coronavirus ("COVID-19") on demand for our products, our business, our financial condition and results of operations, including as a result of the expansion of our payment flexibility program to provide temporary relief to certain customers, underwriting changes we and the bank originators we support are implementing to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, and new legislation or other governmental responses to the pandemic;
•the availability of debt financing, funding sources and disruptions in credit markets;
•our ability to meet anticipated cash operating expenses and capital expenditure requirements, including our plans with respect to assessing minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle;
•anticipated trends, growth rates, seasonal fluctuations and challenges in our business and in the markets in which we operate;
•our ability to anticipate market needs and develop new and enhanced or differentiated products, services and mobile apps to meet those needs, and our ability to successfully monetize them;
•our expectations with respect to trends in our average portfolio effective annual percentage rate;
•our anticipated growth and growth strategies and our ability to effectively manage that growth;
•our anticipated expansion of relationships with strategic partners, including banks;
•customer demand for our product and our ability to respond to fluctuations in demand;
•our ability to attract potential customers and retain existing customers and our cost of customer acquisition;
•the ability of customers to repay loans;
•interest rates and origination fees on loans;
•the impact of competition in our industry and innovation by our competitors;
•our ability to attract and retain necessary qualified directors, officers and employees to expand our operations;
•our reliance on third-party service providers;
•our access to the automated clearing house system;
•the efficacy of our marketing efforts and relationships with marketing affiliates;
•our anticipated direct marketing costs and spending;
•the evolution of technology affecting our products, services and markets;
•continued innovation of our analytics platform, including releases of new credit models;
•our ability to prevent security breaches, disruption in service and comparable events that could compromise the personal and confidential information held in our data systems, reduce the attractiveness of the platform or adversely impact our ability to service loans;

•our ability to detect and filter fraudulent or incorrect information provided to us by our customers or by third parties;
•our ability to adequately protect our intellectual property;
•our compliance with applicable local, state, federal and foreign laws;
•our compliance with, and the effects on our business and results of operations from, current or future applicable regulatory developments and regulations, including developments or changes from the Consumer Financial Protection Bureau ("CFPB") and developments or changes in state law;
•regulatory developments or scrutiny by agencies regulating our business or the businesses of our third-party partners;
•public perception of our business and industry;
•the anticipated effect on our business of litigation or regulatory proceedings to which we or our officers are a party;
•the anticipated effect on our business of natural or man-made catastrophes;
•the increased expenses and administrative workload associated with being a public company;
•failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•our liquidity and working capital requirements;
•the estimates and estimate methodologies used in preparing our consolidated financial statements;
•the utility of non-GAAP financial measures;
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;
•our anticipated development and release of certain products and applications and changes to certain products;
•our anticipated investing activity;
•trends anticipated to continue as our portfolio of loans matures; and
•any future repurchases under our share repurchase program, including the timing and amount of repurchases thereunder.
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

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents*	$224,259	$71,215
Restricted cash	3,135	2,235
Loans receivable, net of allowance for loan losses of $49,909 and $79,912, respectively*	341,942	542,073
Prepaid expenses and other assets*	9,576	6,737
Operating lease right of use assets	8,811	10,191
Receivable from CSO lenders	5,260	8,696
Receivable from payment processors*	5,210	8,681
Deferred tax assets, net	22,742	8,784
Property and equipment, net	35,488	35,944
Goodwill, net	6,776	6,776
Intangible assets, net	1,163	1,253
Assets from discontinued operations (see Note 13)	—	81,002
Total assets	$664,362	$783,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 14)*	$35,457	$38,679
Operating lease liabilities	12,593	14,352
Income taxes payable	691	—
Deferred revenue*	5,911	12,087
Notes payable, net (See Note 14)*	438,200	525,439
Liabilities from discontinued operations (see Note 13)	—	36,541
Total liabilities	492,852	627,098
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at September 30, 2020 and December 31, 2019.	—	—
Common stock; 0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,445,736 issued; 39,082,894 and 43,676,826 outstanding, respectively	18	18
Additional paid-in capital	199,194	193,061
Treasury stock; at cost; 5,877,544 and 768,910 shares of common stock, respectively	(13,775)	(3,344)
Accumulated deficit	(13,927)	(34,342)
Accumulated other comprehensive income, net of tax benefit of $0 and $1,353, respectively	—	1,096
Total stockholders’ equity	171,510	156,489
Total liabilities and stockholders’ equity	$664,362	$783,587

* These balances include certain assets and liabilities of variable interest entities (“VIEs”) that can only be used to settle the liabilities of that respective VIE. All assets of the Company are pledged as security for the Company’s outstanding debt, including debt held by the VIEs. For further information regarding the assets and liabilities included in the Company's consolidated accounts, see Note 4—Variable Interest Entities.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Revenues	$94,164	$164,296	$374,622	$474,736
Cost of sales:
Provision for loan losses	13,164	91,702	133,216	235,339
Direct marketing costs	2,585	10,927	13,898	29,198
Other cost of sales	1,672	2,447	5,949	7,233
Total cost of sales	17,421	105,076	153,063	271,770
Gross profit	76,743	59,220	221,559	202,966
Operating expenses:
Compensation and benefits	23,921	23,289	64,239	67,428
Professional services	8,236	7,552	24,633	23,416
Selling and marketing	610	1,117	2,468	3,669
Occupancy and equipment	4,717	3,887	14,196	11,722
Depreciation and amortization	4,588	4,013	13,413	11,824
Other	590	1,045	2,568	3,667
Total operating expenses	42,662	40,903	121,517	121,726
Operating income	34,081	18,317	100,042	81,240
Other expense:
Net interest expense (See Note 14)	(11,575)	(13,629)	(37,408)	(48,565)
Non-operating loss	(1,007)	(695)	(6,692)	(695)
Total other expense	(12,582)	(14,324)	(44,100)	(49,260)
Income from continuing operations before taxes	21,499	3,993	55,942	31,980
Income tax expense	4,883	1,345	15,311	9,994
Net income from continuing operations	16,616	2,648	40,631	21,986
Net income (loss) from discontinued operations	4,465	2,116	(15,908)	1,908
Net income	$21,081	$4,764	$24,723	$23,894

Basic income per share
Continuing operations	$0.41	$0.06	$0.97	$0.50
Discontinued operations	0.11	0.05	(0.38)	0.05
Basic earnings per share	$0.52	$0.11	$0.59	$0.55

Diluted income per share
Continuing operations	$0.41	$0.06	$0.95	$0.50
Discontinued operations	0.11	0.05	(0.37)	0.04
Diluted earnings per share	$0.52	$0.11	$0.58	$0.54

Basic weighted average shares outstanding	40,230,256	44,169,964	41,856,894	43,736,458
Diluted weighted average shares outstanding	40,762,330	44,743,944	42,624,808	44,320,427
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$21,081	$4,764	$24,723	$23,894
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $0 and $1 for the three months ended 2020 and 2019, respectively, and $(14) and $(1) for the nine months ended 2020 and 2019, respectively	—	(821)	(2,061)	(880)
Reclassification to Net loss from discontinued operations, net of tax of $0 and $1,369 for the three and nine months ended 2020, respectively, and $0 for the three and nine months ended 2019, respectively	—	—	965	—
Change in derivative valuation, net of tax of $0 for the three and nine months ended September 30, 2020, and $0 and $(95) for the three and nine months ended September 30, 2019, respectively	—	—	—	(208)
Total other comprehensive (loss) income, net of tax	—	(821)	(1,096)	(1,088)
Total comprehensive income	$21,081	$3,943	$23,627	$22,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2020 and 2019

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	—	—	43,329,262	$18	$183,244	—	$—	$(66,525)	$54	$116,791
Share-based compensation -US	—	—	—	—	7,286	—	—	—	—	7,286
Share-based compensation -UK	—	—	—	—	(14)	—	—	—	—	(14)
Exercise of stock options, net	—	—	37,500	—	121	—	—	—	—	121
Vesting of restricted stock units, net	—	—	733,447	—	(1,350)	—	—	—	—	(1,350)
ESPP shares issued	—	—	142,267	—	498	—	—	—	—	498
Tax benefit of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment net of tax of $(1)	—	—	—	—	—	—	—	—	(880)	(880)
Change in derivative valuation net of tax of $(95)	—	—	—	—	—	—	—	—	(208)	(208)
Treasury stock acquired	—	—	(91,370)	—	—	91,370	(434)	—	—	(434)
Net income from continuing operations	—	—	—	—	—	—	—	21,986	—	21,986
Net income from discontinued operations	—	—	—	—	—	—	—	1,908	—	1,908
Balances at September 30, 2019	—	—	44,151,106	$18	$189,783	91,370	$(434)	$(42,631)	$(1,034)	$145,702

Balances at December 31, 2019	—	—	43,676,826	18	193,061	768,910	(3,344)	(34,342)	1,096	156,489
Share-based compensation -US	—	—	—	—	6,513	—	—	—	—	6,513
Share-based compensation -UK	—	—	—	—	45	—	—	—	—	45
Exercise of stock options, net	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units, net	—	—	199,933	—	(727)	—	—	—	—	(727)
ESPP shares issued	—	—	280,584	—	353	—	—	—	—	353
Comprehensive loss:
Foreign currency translation adjustment net of tax of $(14)	—	—	—	—	—	—	—	—	(2,061)	(2,061)
Reclassification to Net income (loss) from discontinued operations net of tax of $1,369	—	—	—	—	—	—	—	—	965	965
Treasury stock reissued for RSUs vesting	—	—	983,625	—	—	(983,625)	4,308	(4,308)	—	—
Treasury stock acquired	—	—	(6,092,259)	—	—	6,092,259	(14,739)	—	—	(14,739)
Net income from continuing operations	—	—	—	—	—	—	—	40,631	—	40,631
Net loss from discontinued operations	—	—	—	—	—	—	—	(15,908)	—	(15,908)
Balances at September 30, 2020	—	—	39,082,894	$18	$199,194	5,877,544	$(13,775)	$(13,927)	$—	$171,510
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,723	$23,894
Less: Net (income) loss from discontinued operations, net of tax	15,908	(1,908)
Net income from continuing operations	40,631	21,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,413	11,824
Provision for loan losses	133,216	235,339
Share-based compensation	6,513	7,272
Amortization of debt issuance costs	515	449
Amortization of loan premium	3,734	4,454
Amortization of derivative assets	—	108
Amortization of operating leases	(378)	113
Deferred income tax expense, net	14,178	9,418
Non-operating loss	6,692	695
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,305)	(486)
Income taxes payable	1,156	—
Receivables from payment processors	3,470	2,022
Receivables from CSO lenders	3,436	6,489
Interest receivable	(30,417)	(53,803)
State and other taxes payable	(91)	68
Deferred revenue	(5,558)	(10,670)
Accounts payable and accrued liabilities	(9,500)	4,565
Net cash provided by continuing operating activities	177,705	239,843
Net cash provided by discontinued operating activities	1,286	29,261
Net cash provided by operating activities	178,991	269,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(419,472)	(771,835)
Principal collections and recoveries on loans receivable	514,316	580,002
Participation premium paid	(2,823)	(4,530)
Purchases of property and equipment	(12,867)	(14,881)
Net cash provided by (used in) continuing investing activities	79,154	(211,244)
Net cash provided by (used in) discontinued investing activities	9,457	(23,006)
Net cash provided by (used in) investing activities	88,611	(234,250)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$6,500	$49,000
Payments of notes payable	(94,000)	(60,000)
Debt issuance costs paid	(253)	(2,593)
Debt prepayment costs paid	—	(850)
ESPP shares issued	354	498
Common stock repurchased	(14,739)	(434)
Proceeds from stock option exercises	27	121
Taxes paid related to net share settlement of equity awards	(804)	(1,349)
Net cash used in continuing financing activities	(102,915)	(15,607)
Net cash used in discontinued financing activities	(16,310)	(4)
Net cash used in financing activities	(119,225)	(15,611)
Net increase in cash, cash equivalents and restricted cash	148,377	19,243
Change in cash, cash equivalents and restricted cash from discontinued operations	5,567	(6,251)
Change in cash, cash equivalents and restricted cash from continuing operations	153,944	12,992

Cash and cash equivalents, beginning of period	71,215	48,349
Restricted cash, beginning of period	2,235	2,535
Cash, cash equivalents and restricted cash, beginning of period	73,450	50,884

Cash and cash equivalents, end of period	224,259	61,641
Restricted cash, end of period	3,135	2,235
Cash, cash equivalents and restricted cash, end of period	$227,394	$63,876

Supplemental cash flow information:
Interest paid	$36,979	$49,877
Taxes paid	$397	$565

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$684	$4,174
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$42	$159
Annual membership fee included in Deferred revenues and Loans receivable	$108	$72
Reissuances of Treasury stock	$4,308	$—
Changes in fair value of interest rate caps	$—	$304
Tax benefit of equity issuance costs included in Additional paid-in capital	$—	$2
Impact of deferred tax asset included in Other comprehensive income	$1,354	36
Leasehold improvements allowance included in Property and equipment, net	$—	$439
Lease incentive allowance included in Accounts payable and accrued expenses	$—	$3,720
Operating lease right of use assets recognized	$—	$11,809
Operating lease liabilities recognized	$—	$15,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2020 and 2019

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 14, 2020. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

Correction of Immaterial Errors in Previously-Issued Financial Statements
The Company has corrected immaterial errors in its presentation of total comprehensive income for the three months ended September 30, 2019. The Company determined that the historical presentation was in error because it presented the quarter-to-date foreign currency translation adjustment, net of tax as increasing total comprehensive income when it was decreasing total comprehensive income. The presentation of the year-to-date total comprehensive income was not impacted. The Company corrected the foreign currency translation adjustment, net of tax to be ($821) thousand, a correction which lowered total comprehensive income by $1.6 million. The Company concluded the error was immaterial to the unaudited Condensed Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 and has revised its Condensed Consolidated Financial Statements for the three months ended September 30, 2019 presented in this Form 10-Q. A summary of the correction is below.

(Dollars in thousands)	Three Months Ended September 30, 2019
As reported:
Foreign currency translation adjustment, net of tax of $(1)	$821
Total other comprehensive income, net of tax	821
Total comprehensive income	$5,585

As corrected:
Foreign currency translation adjustment, net of tax of $1	$(821)
Total other comprehensive income, net of tax	(821)
Total comprehensive income	$3,943
Reclassification of Accumulated Other Comprehensive Income to Net Income
For the nine months ended September 30, 2020, the Company reclassified a $2.3 million net loss from cumulative translation adjustments within Accumulated other comprehensive income to Net loss from discontinued operations as part of the Company's loss on disposal related to the placement of ECIL into administration. In addition, a $1.4 million deferred tax benefit was reclassified to remove the associated deferred tax asset as part of this transaction.
For the nine months ended September 30, 2019, the Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. The Company recorded a $0.3 million gain related to the maturation of the interest rate caps in the nine months ended September 30, 2019. See Note 9—Fair Value for additional information on these cash flow hedges.
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
For the three and nine months ended September 30, 2020 and 2019

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
Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Condensed Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise brand. Line of credit accounts include customer cash advances made through the Rise brand in two states, through September 2020, and the Elastic brand. Credit cards represent credit card balances, uncollected billed interest and fees through the Today Card brand. All outstanding balances, allowance for loan losses, and revenues for the Today Card were immaterial in 2019 and for the nine months ended September 30, 2020.
The Company offers Rise installment and line of credit products directly to customers. Rise ceased offering line of credit products in September 2020. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests. The loan premium is amortized over the expected life of the outstanding loan amount. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Property and equipment, gross	$113,547	$100,766
Accumulated depreciation and amortization	(78,059)	(64,822)
Property and equipment, net	$35,488	$35,944

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. The Company completed its annual test as of October 1, 2019 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of September 30, 2020.
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

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on its Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component.

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
For the three and nine months ended September 30, 2020 and 2019

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
For the three and nine months ended September 30, 2020 and 2019

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-04"). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments ("ASU 2019-11") issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing TDRs, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2020 and 2019.

Diluted EPS is computed by dividing net income by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2020	2019	2020	2019
Numerator (basic and diluted):
Net income from continuing operations	$16,616	$2,648	$40,631	$21,986
Net income (loss) from discontinued operations	4,465	2,116	(15,908)	1,908
Net income	$21,081	$4,764	$24,723	$23,894

Denominator (basic):
Basic weighted average number of shares outstanding	40,230,256	44,169,964	41,856,894	43,736,458

Denominator (diluted):
Basic weighted average number of shares outstanding	40,230,256	44,169,964	41,856,894	43,736,458
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	532,074	573,980	767,914	583,969
Diluted weighted average number of shares outstanding	40,762,330	44,743,944	42,624,808	44,320,427

Basic and diluted earnings per share:
Continuing operations	$0.41	$0.06	$0.97	$0.50
Discontinued operations	0.11	0.05	(0.38)	0.05
Basic earnings per share	$0.52	$0.11	$0.59	$0.55

Continuing operations	$0.41	$0.06	$0.95	$0.50
Discontinued operations	0.11	0.05	(0.37)	0.04
Diluted earnings per share	$0.52	$0.11	$0.58	$0.54

For the three months ended September 30, 2020 and 2019, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:
•2,136,079 and 1,428,046 common shares issuable upon exercise of the Company's stock options; and
•2,300,612 and 2,268,439 common shares issuable upon vesting of the Company's RSUs.

For the nine months ended September 30, 2020 and 2019, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive:
•1,499,488 and 1,441,952 common shares issuable upon exercise of the Company's stock options; and
•2,713,045 and 3,393,374 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Finance charges	$54,348	$92,464	$222,078	$253,932
CSO fees	2,822	8,939	14,129	32,739
Lines of credit fees	36,758	62,174	137,603	186,223
Other	236	719	812	1,842
Total revenues	$94,164	$164,296	$374,622	$474,736
The Company's portfolio consists of both installment loans and lines of credit, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans with lines of credit offered in two states, which ceased lines of credit origination activity in September 2020. The Elastic product is a line of credit product. In November of 2018, the Company expanded a test launch of the Today Card, a credit card product. Balances and activity for the Today Card as of and for the nine months ended September 30, 2020 and 2019 were not material.
The following reflects the credit quality of the Company’s loans receivable as of September 30, 2020 and December 31, 2019 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of September 30, 2020, 10.4% of customers have been provided relief through a COVID-19 payment deferral program for a total of $38.7 million in loans with deferred payments. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2020.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of September 30, 2020 and December 31, 2019 have been charged off.

	September 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Current loans	$205,650	$159,341	$364,991
Past due loans	18,401	7,257	25,658
Total loans receivable	224,051	166,598	390,649
Net unamortized loan premium	104	1,098	1,202
Less: Allowance for loan losses	(32,896)	(17,013)	(49,909)
Loans receivable, net	$191,259	$150,683	$341,942

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

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
Total loans receivable includes approximately $20.0 million and $6.1 million of loans in a non-accrual status at September 30, 2020 and December 31, 2019, respectively.
Additionally, total loans receivable includes approximately $24.1 million and $33.0 million of interest receivable at September 30, 2020 and December 31, 2019, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$40,614	$19,980	$60,594
Provision for loan losses	9,039	4,125	13,164
Charge-offs	(18,059)	(7,859)	(25,918)
Recoveries of prior charge-offs	2,723	767	3,490
Total	34,317	17,013	51,330
Accrual for CSO lender owned loans	(1,421)	—	(1,421)
Balance end of period	$32,896	$17,013	$49,909

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$41,393	$26,479	$67,872
Provision for loan losses	58,290	33,412	91,702
Charge-offs	(54,148)	(30,162)	(84,310)
Recoveries of prior charge-offs	4,969	2,276	7,245
Total	50,504	32,005	82,509
Accrual for CSO lender owned loans	(1,972)	—	(1,972)
Balance end of period	$48,532	$32,005	$80,537

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$52,099	$29,893	$81,992
Provision for loan losses	90,615	42,601	133,216
Charge-offs	(120,189)	(60,528)	(180,717)
Recoveries of prior charge-offs	11,792	5,047	16,839
Total	34,317	17,013	51,330
Accrual for CSO lender owned loans	(1,421)	—	(1,421)
Balance end of period	$32,896	$17,013	$49,909

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise	Elastic(1)	Total
Balance beginning of period	$50,597	$36,050	$86,647
Provision for loan losses	147,097	88,242	235,339
Charge-offs	(162,046)	(100,173)	(262,219)
Recoveries of prior charge-offs	14,856	7,886	22,742
Total	50,504	32,005	82,509
Accrual for CSO lender owned loans	(1,972)	—	(1,972)
Balance end of period	$48,532	$32,005	$80,537
(1) Includes immaterial balances related to the Today Card.

As of September 30, 2020 and December 31, 2019, estimated losses of approximately $1.4 million and $2.1 million for the CSO owned loans receivable guaranteed by the Company of approximately $10.1 million and $19.6 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Outstanding recorded investment before TDR	$467	$9,041	$7,619	$22,537
Outstanding recorded investment after TDR	461	8,594	7,255	20,657
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$6	$447	$364	$1,880

A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average outstanding recorded investment(1)	$10,382	$12,743	$13,330	$13,839
Interest income recognized	$1,503	$2,589	$7,755	$7,438
1. Simple average as of September 30, 2020 and 2019, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The table below presents the Company's loans modified as TDRs as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	2020	2019
Current outstanding investment	$8,209	$11,313
Delinquent outstanding investment	1,589	5,549
Outstanding recorded investment	9,798	16,862
Less: Impairment included in Allowance for loan losses	(1,518)	(4,414)
Outstanding recorded investment, net of impairment	$8,280	$12,448

A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $0.9 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $10.1 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company had commitments to lend additional funds of approximately $2.6 million to customers with available and unfunded lines of credit as of September 30, 2020.

NOTE 4—VARIABLE INTEREST ENTITIES

The Company is involved with six entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV, Ltd. and three Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$107,602	$26,245
Loans receivable, net of allowance for loan losses of $15,415 and $28,852, respectively	143,102	234,504
Prepaid expenses and other assets	52	—
Receivable from payment processors	3,253	6,363
Total assets	$254,009	$267,112
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($26,194 and $7,690, respectively, eliminates upon consolidation)	$30,912	$15,902
Deferred revenue	2,251	4,280
Reserve deposit liability ($23,150 and $23,150, respectively, eliminates upon consolidation)	23,150	23,150
Notes payable, net	197,696	223,780
Total liabilities and shareholder’s equity	$254,009	$267,112

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$35,279	$7,541
Loans receivable, net of allowance for loan losses of $15,491 and $17,436, respectively	78,298	111,281
Receivable from payment processors ($207 and $0 eliminates upon consolidation)	647	681
Total assets	$114,224	$119,503
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($10,716 and $7,114, respectively, eliminates upon consolidation)	$11,792	$8,576
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	93,482	101,977
Total liabilities and shareholder’s equity	$114,224	$119,503

EC SPV, Ltd.
In July 2020, the Company entered into several agreements with a third-party lender and EC SPV, Ltd. (“EC SPV”), an entity formed by third-party investors for the purpose of purchasing loan participations from the third-party lender. Per the terms of the agreements, the Company provides customer acquisition services to generate loan applications submitted to the third-party lender. In addition, the Company licenses loan underwriting software and provides services to the third-party lender to evaluate the credit quality of those loan applications in accordance with the third-party lender’s credit policies. EC SPV accounts for the loan participations acquired in accordance with ASC 860-10-40, Transfers and Services, Derecognition, as the installment loans acquired meet the criteria of a participation interest.
Once the third-party lender originates the loan, EC SPV has the right to purchase an interest in each Rise bank originated installment loan. The third-party lender retains 5% of the balances of all the loans originated and sells the remaining 95% participation to EC SPV. VPC will lend EC SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 5—Notes Payable—EC SPV Facility). The Company entered into a separate credit default protection agreement with EC SPV whereby the Company agreed to provide credit protection to the investors in EC SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EC SPV, however, as a result of the credit default protection agreement, EC SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020
ASSETS
Cash and cash equivalents	$956
Restricted cash	1,000
Loans receivable, net of allowance for loan losses of $3	56
Prepaid expenses and other assets ($36 eliminates upon consolidation)	36
Receivable from payment processors	3
Total assets	$2,051
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($15 eliminates upon consolidation)	$51
Reserve deposit liability ($2,000 eliminates upon consolidation)	2,000
Total liabilities and shareholder’s equity	$2,051
CSO Lenders
The three CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.

NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC. The Rise SPV, LLC credit facility (the "VPC Facility"), the EF SPV Facility, the ESPV Facility and effective July 31, 2020, the EC SPV Facility. The facilities had the following terms as of September 30, 2020.
VPC Facility
The VPC Facility is primarily used to fund the Rise loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. At September 30, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.
•A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both September 30, 2020 and December 31, 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.
•Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The 4th Tranche Term Note matures on February 1, 2021. The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2020 and December 31, 2019.
Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Upon deconsolidation of ECIL, the Company evaluated and recognized a $566 thousand liability at the Parent level related to the guarantee of ECIL's outstanding debt balance at June 30, 2020. The liability was recognized at the fair value of the guarantee obligation based on ECIL's cash flows and ability to repay the outstanding debt balance. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability has been released.

EC SPV Facility

VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. As of September 30, 2020, there were no draws upon this facility. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios.

EF SPV Facility

The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted average base rate on the outstanding balance at September 30, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of September 30, 2020 and December 31, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

ESPV Facility

The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. At September 30, 2020, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of September 30, 2020 and December 31, 2019.
VPC, EF SPV and ESPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$129,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	199,500	226,000
Debt issuance costs	(2,350)	(2,611)
Total	$438,200	$525,439

The change in the facility balances includes the following:
•US Term Note - Paydowns of $27.5 million and $25 million in the first and second quarter of 2020, respectively;
•EF SPV Term note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and
•ESPV Term Note - Paydowns of $6.5 million and $20 million in the first and second quarter of 2020, respectively.

The Company paid a $2.4 million amendment fee on the ESPV Facility during the first quarter of 2019 that is included in deferred debt issuance costs and will be amortized into interest expense over the remaining life of the facility (through January 1, 2024).

Per the terms of the February 2019 amendments, the Company qualified for a 25 bps rate reduction on the VPC, EF SPV and ESPV facilities effective January 1, 2020. All four facilities may qualify for an additional 25 bps rate reduction on January 1, 2021 subject to meeting certain performance metrics. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

Future debt maturities as of September 30, 2020 are as follows:

Year (dollars in thousands)	September 30, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	422,500
Thereafter	—
Total	$440,550

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the quantitative assessment. As of September 30, 2020, the Company performed another interim detailed qualitative and quantitative assessment of the Elastic reporting unit due to the continued negative economic impact of the COVID-19 pandemic. For the period from March 31, 2020 to September 30, 2020, the fair value of the Elastic reporting unit remained steady and there was no impairment identified. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. Of the total goodwill balance, approximately $300 thousand is deductible for tax purposes.
As quoted market prices are not available for these reporting units, the Company used the income approach to estimate the fair value of its reporting units. In prior valuations, the Company weighted the results of the income method most heavily in the overall determination of fair value. The income approach estimates the fair value by discounting each unit’s estimated future cash flows using the Company’s estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. Some of the more significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical data supplemented by current and anticipated market conditions. The Company’s estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in these valuations which could result in additional impairment charges in the future. The discount rates in the interim assessments used to value the Company’s reporting units were between 16% and 19.0%. Assuming all other assumptions and inputs used in each of the respective discounted cash flow analysis were held constant, a 50-basis point increase or decrease in the discount rate assumptions would have changed the fair value of the two reporting units, on average, by less than 3%.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The carrying value of acquired intangible assets as of September 30, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,829)	632
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,166)	$1,163
The carrying value of acquired intangible assets as of December 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,739)	722
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,076)	$1,253
Total amortization expense recognized for both the three months ended September 30, 2020 and 2019 was approximately $30 thousand respectively. Total amortization expense recognized for the nine months ended September 30, 2020 and 2019 was approximately $90 thousand and $280 thousand, respectively. The weighted average remaining amortization period for the intangible assets was 5.3 years at September 30, 2020. Due to the deconsolidation of the UK entity, the related domain name was determined to be fully impaired and the resulting impairment expense of $149 thousand is included in Net loss from discontinued operations in the Condensed Consolidated Income Statements.
Estimated amortization expense relating to intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

Year (dollars in thousands)	Amount
2021	$120
2022	120
2023	120
2024	120
2025	120

NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of three years to six years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to or less than one year. As of September 30, 2020 and December 31, 2019, net assets recorded under operating leases totaled $8.8 million and $10.2 million, respectively, and net lease liabilities totaled $12.6 million and $14.4 million, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
Total lease cost for the three and nine months ended September 30, 2020, included in Occupancy and equipment in the Condensed Consolidated Income Statements, is detailed in the table below:

	Three Months Ended September 30,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$808	$808
Short-term lease cost	—	5
Total lease cost	$808	$813

	Nine Months Ended September 30,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$2,423	$2,331
Short-term lease cost	—	22
Total lease cost	$2,423	$2,353
Further information related to leases is as follows:

	Three Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$946	$840
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	3.8 years	4.7 years
Weighted average discount rate	10.23%	10.23%

	Nine Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$2,801	$2,218
Right-of-use assets obtained in exchange for lease obligations	$—	$1,110
Weighted average remaining lease term	3.8 years	4.7 years
Weighted average discount rate	10.23%	10.23%
Future minimum lease payments as of September 30, 2020 are as follows:

Year (dollars in thousands)	Operating Leases
2020	$958
2021	3,876
2022	3,984
2023	3,486
2024	1,438
Thereafter	1,893
Total future minimum lease payments	$15,635
Less: Imputed interest	(3,042)
Operating lease liabilities	$12,593

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended September 30, 2020 and 2019 totaled approximately $1.2 million and $2.4 million, respectively. Share-based compensation expense recognized for the nine months ended September 30, 2020 and 2019 totaled approximately $6.5 million and $7.3 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 7,871,519 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2020, the total number of shares available for future grants under the 2016 Plan was 2,712,661 shares.
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
For the nine months ended September 30, 2020, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

A summary of stock option activity as of and for the nine months ended September 30, 2020 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,269,178	$4.58
Granted	55,161	3.39
Exercised	(87,500)	2.13
Expired	(25,000)	2.13
Forfeited	(145,142)	3.88
Outstanding at September 30, 2020	2,066,697	4.73	3.10
Options exercisable at September 30, 2020	2,066,697	$4.73	3.10
At September 30, 2020, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the nine months ended September 30, 2020 was $216 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the nine months ended September 30, 2020 was $1.64. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2020 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	4,161,862	$6.10
Granted	1,246,948	1.64
Vested	(1,477,869)	6.52
Forfeited	(838,783)	5.73
Unvested at September 30, 2020	3,092,158	4.20
Expected to vest at September 30, 2020	2,405,932	$4.32
At September 30, 2020, there was approximately $8.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.2 years. During the nine months ended September 30, 2020, the total intrinsic value of RSUs that vested during the period was approximately $3.4 million. As of September 30, 2020, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $6.2 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 1,816,716 shares authorized and 952,598 reserved for the ESPP. There were 280,584 shares purchased under the ESPP for the nine months ended September 30, 2020. Within share-based compensation expense for the nine months ended September 30, 2020 and 2019, $460 thousand and $531 thousand, respectively, relates to the ESPP. For the three months ended September 30, 2020 and 2019, $177 thousand and $145 thousand, respectively, relates to the ESPP within share-based compensation expense.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2020 and 2019, there were no significant transfers between levels.

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
For the three and nine months ended September 30, 2020 and 2019

Fair Value Measurements on a Recurring Basis

On January 11, 2018, the Company and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt under the VPC Facility and the ESPV Facility, respectively. On January 16, 2018, the Company and ESPV paid fixed premiums of $719 thousand and $648 thousand for the interest rate caps on the US Term Note (under the VPC Facility) and the ESPV Facility, respectively. The interest rate caps matured on February 1, 2019. The interest rate caps qualified for hedge accounting as cash flow hedges. Gains and losses on the interest rate caps were recognized in Accumulated other comprehensive income in the period incurred and subsequently reclassified to Interest expense when the hedged expenses were recorded. There were no gains or losses recognized in Accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019.

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following table summarizes these interest rate caps for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gains recognized in Interest expense	2020	2019	2020	2019
US Term Note interest rate cap	$—	$—	$—	$159
ESPV Facility interest rate cap	—	—	—	144
	$—	$—	$—	$303

On June 29, 2020, ECIL entered administration and was therefore deconsolidated by the Company and its results presented as discontinued operations. The Company had guaranteed ECIL's repayment of its outstanding debt to VPC. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets.

The fair value of the guarantee obligation was determined by using estimated cash flow scenarios that discounted ECIL's debt repayment schedules by the current interest rate on the UK Term Note which approximated a market value rate. The Company probability-weighted each scenario to calculate the weighted average fair value of the guarantee obligation. ECIL repaid its debt in full as of September 30, 2020 and the guarantee obligation was released.

NOTE 10—DERIVATIVES
The Company and ESPV have periodically used hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. The Company had no outstanding derivative instruments as of September 30, 2020 and 2019 and December 31, 2019.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The following table summarizes the activity that was recorded in Accumulated other comprehensive income in addition to reclassifications from Accumulated other comprehensive income into earnings related to each of the Company's and ESPV's interest rate caps during the nine months ended September 30, 2020 and 2019. There was no activity during the three months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$—	$—	$159	$144
Gross gains recognized in Accumulated other comprehensive income	—	—	—	—
Gains reclassified to income through Interest expense	—	—	(159)	(144)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—	$—	$—

NOTE 11—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2020 and 2019 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Current income tax expense (benefit):
Federal	$—	$—	$—	$—
State	803	44	1,133	576
Total current income tax expense (benefit)	803	44	1,133	576

Deferred income tax expense:
Federal	6,301	1,152	12,658	7,599
State	(2,221)	149	1,520	1,819
Total deferred income tax expense	4,080	1,301	14,178	9,418

Total income tax expense	$4,883	$1,345	$15,311	$9,994

No material penalties or interest related to taxes were recognized for the three and nine months ended September 30, 2020 and 2019.
The Company’s effective tax rates for continuing operations for the nine months ended September 30, 2020 and 2019, including discrete items, were 27.4% and 31.3%, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where it has lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. The Company's cash effective tax rate was approximately 2.08%.
On March 27, 2020 the CARES Act was signed into law.  The Company has reviewed the tax relief provisions of the CARES Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate. The Company is continuing to monitor and evaluate its eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

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

Deferred tax assets, net
At September 30, 2020 and December 31, 2019, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to four years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2019 was approximately $47.0 million. The results from operations in 2019 utilized 89% of this NOL carryforward. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant positive factors included the following:
•In 2019, the Company continued to grow its operating income from continuing operations (from $61 million in 2017 to $88 million in 2018 to $102 million in 2019). Pre-tax earnings improved from pre-tax income of $14.1 million in 2018 to pre-tax income of $38.4 million in 2019, a 172% improvement from prior year. The primary driver for the increase in operating income was related to the Company's continued margin expansion and lower interest expense.
•The Company is in a three-year cumulative pre-tax income position at the end of 2019. Additionally, the Company utilized 89% of its NOL carryforward in the 2019 federal return.
•Due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one year and the remainder to reverse within three to seven years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset, which includes the $27 million deferred tax asset related to the disposition of ECIL, is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to four years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of September 30, 2020 and December 31, 2019, the Company did not establish a valuation allowance for the DTA.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate's net assets at the time of the spin-off. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. For these reasons, Elevate has not recognized a contingent loss reserve as of September 30, 2020 as the Company does not think that it is probable that it will incur a loss based on the nature of these claims.
Additionally, a class action lawsuit against Elevate was filed on August 17, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia.  This action has been removed to federal court, but the District has filed a motion to remand to the Superior Court on August 3, 2020. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
In addition, on January 27, 2020, an Elevate wholly-owned subsidiary and other non-affiliated service providers to banks were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Elevate and the other non-affiliated service providers to banks have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. The lawsuit was removed to federal court and on May 11, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
In California, two separate actions have been filed seeking damages and public injunctive relief and alleging unconscionable interest rates on Rise loans - one lawsuit in the Superior Court of California, and one demand for arbitration. The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy. The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. The arbitration claimant further alleges violations of the Electronic Fund Transfer Act and the Rosenthal Fair Debt Collection Practices Act. Plaintiff dismissed the state court actions. Elevate disagrees that it has violated the above referenced laws and it intends to vigorously defend its position.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $287.7 million and $251.2 million in available and unfunded credit lines at September 30, 2020 and December 31, 2019, respectively. In May 2017, the Rise product began offering lines of credit to consumers in certain states and had approximately zero and $8.3 million in available and unfunded credit lines at September 30, 2020 and December 31, 2019, respectively. The Today Card product had approximately $3.6 million and $0.6 million in available and unfunded credit lines as of September 30, 2020 and December 31, 2019, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At September 30, 2020 and December 31, 2019, the Company had $300 thousand and $400 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
UK Debt Guarantee:
As a result of ECIL’s entry into administration and deconsolidation, the Company had recognized a guarantee obligation related to the repayment of the UK Term Note by ECIL. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Condensed Consolidated Income Statements and as Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note. ECIL has fully repaid the UK Term Note and the guarantee obligation has been released as of September 30, 2020.
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
At September 30, 2020, the Company had accrued a contingent loss related to a legal matter in the amount of $6.7 million. The accrual is recognized as Non-operating loss in the Condensed Consolidated Income Statements and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. This contingent loss is based on a probable settlement composed of both cash and certain amounts that are subject to valuation adjustments until the final settlement. The table below presents a rollforward of the amounts accrued for the three and nine months ended September 30, 2020.

(Dollars in thousands)	Nine Months Ended September 30, 2020
Beginning balance at December 31, 2019	$—
Expected loss accrual	4,263
Net contingent loss related to a legal matter at March 31, 2020	$4,263

Expected loss accrual	1,407
Net contingent loss related to a legal matter at June 30, 2020	$5,670

Expected loss accrual	1,007
Net contingent loss related to a legal matter at September 30, 2020	$6,677

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

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
The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020 (1)	2019
Revenues	$—	$28,482	$24,012	$85,306
Cost of sales:
Provision for loan losses	—	9,345	4,785	31,164
Direct marketing costs	—	2,894	1,372	11,971
Other cost of sales	—	5,012	10,790	13,848
Total cost of sales	—	17,251	16,947	56,983
Gross profit	—	11,231	7,065	28,323
Operating expenses:
Compensation and benefits	—	3,664	4,785	10,873
Professional services	—	1,163	2,879	3,858
Selling and marketing	—	677	605	2,176
Occupancy and equipment	—	1,167	2,141	3,563
Depreciation and amortization	—	337	1,427	1,116
Other	—	207	288	602
Total operating expenses	—	7,215	12,125	22,188
Operating (loss) income	—	4,016	(5,060)	6,135
Other expense:
Net interest expense	—	(1,031)	(896)	(3,261)
Foreign currency transaction loss	—	(870)	(854)	(967)
Impairment loss	—	—	(9,251)	—
Total other expense	—	(1,901)	(11,001)	(4,228)
Gain (loss) from operations of discontinued operations	—	2,115	(16,061)	1,907
Gain (loss) on disposal of discontinued operations	529	—	(27,983)	—
Gain (loss) from discontinued operations before taxes	529	2,115	(44,044)	1,907
Income tax benefit	3,936	1	28,136	1
Net income (loss) from discontinued operations	$4,465	$2,116	$(15,908)	$1,908
(1) Includes ECIL financial results for the period through June 28, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

The table below presents the aggregate carrying amounts of the assets and liabilities of ECIL and those carried by the Company as discontinued operations related to ECIL:

(Dollars in thousands except share amounts)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$17,698
Restricted cash	—	59
Loans receivable, net of allowance for loan losses of $0 and $7,083, respectively	—	31,604
Prepaid expenses and other assets	—	4,871
Receivable from payment processors	—	1,970
Deferred tax assets, net	—	1,355
Property and equipment, net	—	14,045
Goodwill, net	—	9,251
Intangible assets, net	—	149
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$81,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$—	$6,917
Notes payable, net	—	29,624
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheets	$—	$36,541

The Company had continuing involvement with ECIL as the guarantor of ECIL's debt of approximately £10.2 million as of June 29, 2020 and a guarantee obligation of $566 thousand was recognized at fair value within Liabilities from discontinued operations on the Condensed Consolidated Balance Sheets and within Net loss from discontinued operations on the Condensed Consolidated Income Statements. This guarantee expired upon ECIL's repayment of the UK Term Note and the guarantee obligation of $566 thousand was reversed and a benefit was recognized within Net income (loss) from discontinued operations on the Condensed Consolidated Income Statement for the three- and nine-month period ended September 30, 2020. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note.

The Company also had obligations related to severance pay due to certain employees of ECIL which has been settled and paid in July 2020.

In connection with the disposition of ECIL, the Company recognized a loss on its investment. This loss resulted in an estimated US federal and state income tax benefit of $24.2 million and was recognized in the three- and six-month period ended June 30, 2020. During the three months ended September 30, 2020, the Company revised the estimated tax basis in ECIL resulting in an additional $3.9 million income tax benefit for a total tax benefit of $28.1 million at September 30, 2020, which will be available to offset future income tax obligations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2020 and 2019

NOTE 14—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and nine months ended September 30, 2020 and 2019 are included in Professional services within the Condensed Consolidated Income Statements and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Fees and travel expenses	$110	$129
Stock compensation (1)	(189)	703
Consulting	—	75
Total board related expenses	$(79)	$907

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Fees and travel expenses	$365	$394
Stock compensation (1)	1,598	1,423
Consulting	150	225
Total board related expenses	$2,113	$2,042
(1) Includes Elevate's former CEO from August 1, 2019 through July 17, 2020.
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the VPC Facility. For the three months ended September 30, 2020 and 2019, the interest payments on this loan were $20 thousand and $21 thousand, respectively. The interest payments were $61 thousand and $64 thousand for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020 and December 31, 2019, the Company had approximately $110 thousand and $123 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.

NOTE 15—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
For the period from October 1, 2020 to November 6, 2020, the Company repurchased 1,069,440 shares of its common stock on the open market for a total purchase price of $3.1 million, including any fees or commissions.

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $8.6 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
Prior to June 29, 2020, we provided services in the United Kingdom ("UK") through our wholly-owned subsidiary, Elevate Credit International Limited (“ECIL”) under the brand name ‘Sunny.’ During the year ended December 31, 2018, ECIL began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 and into the first half of 2020, resulting in a significant increase in affordability claims against all companies in the industry over this period. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. However, there continued to be a lack of clarity within the regulatory environment in the UK. This lack of clarity, coupled with the ongoing impact of the Coronavirus Disease 2019 ("COVID-19") on the UK market for Sunny, led the ECIL board of directors to place ECIL into administration under the UK Insolvency Act 1986 and appoint insolvency practitioners from KPMG LLP to take control and management of the UK business. As a result, we have deconsolidated ECIL and are presenting its results as discontinued operations.
We earn revenues on the Rise installment loans, on the Rise and Elastic lines of credit and on the Today Card credit card product. Our revenue primarily consists of finance charges and line of credit fees. Finance charges are driven by our average loan balances outstanding and by the average annual percentage rate (“APR”) associated with those outstanding loan balances. We calculate our average loan balances by taking a simple daily average of the ending loan balances outstanding for each period. Line of credit fees are recognized when they are assessed and recorded to revenue over the life of the loan. We present certain key metrics and other information on a “combined” basis to reflect information related to loans originated by us and by our bank partners that license our brands, Republic Bank, FinWise Bank and Capital Community Bank ("CCB"), as well as loans originated by third-party lenders pursuant to CSO programs, which loans originated through CSO programs are not recorded on our balance sheet in accordance with US GAAP. See “—Key Financial and Operating Metrics” and “—Non-GAAP Financial Measures.”

We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers and provide working capital. The VPC Facility has a maximum total borrowing amount available of $218 million at September 30, 2020. See “—Liquidity and Capital Resources—Debt facilities.”
The Company also licenses its Rise installment loan brand to two banks. Beginning in the fourth quarter of 2018, we started licensing our Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 18 states. FinWise Bank initially provides all of the funding, retains a percentage of the balances of all of the loans originated and sells the remaining loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $250 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in two different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EC SPV as a variable interest entity under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our consolidated financial results. The ESPV Facility has a maximum total borrowing amount available of $350 million at September 30, 2020. See “—Liquidity and Capital Resources—Debt facilities.”

Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:
•Revenue growth.   Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion).

•Stable credit quality.    Since the time they were managing our legacy products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have improved our credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.
•Margin expansion.    We expect that our operating margins will continue to expand over the long term as we lower our direct marketing costs and efficiently manage our operating expenses while continuing to improve our credit quality. We aim to manage our business to achieve a long-term operating margin of 20%, and do not expect our operating margin to increase beyond that level over the long-term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
Impact of COVID-19
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. During the third quarter, some restrictions have been lifted, but personal and business activities have not returned to their previous normal levels as the virus continues to impact the population.
As COVID-19 has continued to impact our office locations, our employee base is currently working in a hybrid remote working environment in which employees may continue to work remotely or return to the office on a limited basis. We have sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support.
In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 30 to 60 days, which we may extend for an additional 30 days, for a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, we expect the average APR of our products to decrease due to the impact of the COVID-19 pandemic and the payment flexibility programs that have been implemented. As of September 30, 2020, 10.4% of customers have been provided relief through a COVID-19 payment deferral program for a total of $38.7 million in loans with deferred payments. This compares to $50.7 million in loans with deferred payments, or 12.5% of customers, as of June 30, 2020. We believe that our customers are currently managing through the current crisis and returning to repayment status by meeting their next scheduled payment due while in the programs and continuing to meet their scheduled payments once they exit the programs.

Both we and the bank originators are closely monitoring the performance of the payment deferral program and key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods. However, net charge-offs as a percentage of revenue during the third quarter of 2020 was at a historical low. Further, we believe that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2020, including loans that are part of the payment deferral program. Both we, and the bank originators we support, have also implemented underwriting changes to address credit risk associated with loan originations during the economic crisis created by the COVID-19 pandemic and have reduced loan origination applications and loan origination volume since the beginning of the COVID-19 pandemic in March 2020.

The portfolio of loan products we and the bank originators provide has experienced significantly decreased demand for both new and former customers since the COVID-19 pandemic began, including the effects of underwriting changes that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we slightly increased our marketing spend to acquire new customer loans during the third quarter of 2020 as compared to the prior quarter, our overall loan origination volumes during the third quarter of 2020 are still below our historical origination volumes due to continued reduction in loan demand for our products and increased underwriting criteria. Given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine if demand for our loan products will increase during the fourth quarter of 2020. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle such as our recently implemented operating expense reduction plan. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any further economic relief, stimulus payments or legislation by the federal government; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results during the remainder of 2020 is highly uncertain.
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

Revenue Growth

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue metrics (dollars in thousands, except as noted)	2020	2019	2020	2019
Revenues	$94,164	$164,296	$374,622	$474,736
Period-over-period change in revenue	(43)%	(3)%	(21)%	(3)%
Ending combined loans receivable – principal(1)	377,177	586,121	377,177	586,121
Average combined loans receivable – principal(1)(2)	389,701	576,574	479,526	554,925
Total combined loans originated – principal	132,516	299,861	442,552	807,138
Average customer loan balance (in dollars)(3)	1,797	1,948	1,797	1,948
Number of new customer loans	8,489	53,356	47,054	119,562
Ending number of combined loans outstanding	209,887	300,898	209,887	300,898
Customer acquisition costs (in dollars)	305	205	295	244
Effective APR of combined loan portfolio	96%	113%	104%	114%
_________
(1)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Average combined loans receivable – principal is calculated using an average of daily Combined loans receivable – principal balances.
(3)Average customer loan balance is an average of all three products and is calculated for each product by dividing the ending Combined loans receivable – principal by the number of loans outstanding at period end.
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

Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank), the 96% participation in FinWise Bank originated Rise installment loans and the 95% participation in CCB originated Rise installment loans, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheet.
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
The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	107,125	115,119	222,244
New customer loans originated	6,794	1,695	8,489
Former customer loans originated	14,466	72	14,538
Attrition	(28,426)	(6,958)	(35,384)
Ending number of combined loans outstanding	99,959	109,928	209,887
Customer acquisition cost	$317	$253	$305
Average customer loan balance	$2,157	$1,470	$1,797

	Three Months Ended September 30, 2019
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	135,771	142,561	278,332
New customer loans originated	33,108	20,248	53,356
Former customer loans originated	19,168	21	19,189
Attrition	(39,796)	(10,183)	(49,979)
Ending number of combined loans outstanding	148,251	152,647	300,898
Customer acquisition cost	$215	$188	$205
Average customer loan balance	$2,208	$1,695	$1,948

	Nine Months Ended September 30, 2020
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	152,435	149,524	301,959
New customer loans originated	31,834	15,220	47,054
Former customer loans originated	38,615	212	38,827
Attrition	(122,925)	(55,028)	(177,953)
Ending number of combined loans outstanding	99,959	109,928	209,887
Customer acquisition cost	$311	$264	$295

	Nine Months Ended September 30, 2019
	Rise	Elastic (1)	Total
Beginning number of combined loans outstanding	142,758	166,397	309,155
New customer loans originated	80,650	38,912	119,562
Former customer loans originated	55,809	48	55,857
Attrition	(130,966)	(52,710)	(183,676)
Ending number of combined loans outstanding	148,251	152,647	300,898
Customer acquisition cost	$251	$230	$244
(1) Includes immaterial balances related to the Today Card.
Recent trends.    Our revenues for the three months ended September 30, 2020 totaled $94.2 million, a decrease of 43% versus the three months ended September 30, 2019. A similar trend occurred for the nine months ended September 30, 2020, as revenues totaled $374.6 million, down 21% versus the prior year. Both the Rise and Elastic products experienced a year-over-year decline in revenues attributable to reductions in loan origination volume and lower effective APRs for the loan portfolio due to the economic crisis created by the COVID-19 pandemic beginning in March 2020.
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

Additionally, the portfolio of loan products we and the bank originators provide has experienced significantly decreased loan demand for both new and former customers since the COVID-19 pandemic began, including the effects of underwriting changes that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we slightly increased our marketing spend to acquire new customer loans during the third quarter of 2020 as compared to the 2020 second quarter, our overall loan origination volumes during the third quarter of 2020 are still below our historical origination volumes due to continued reduction in loan demand for our products and increased underwriting criteria. As a result of the COVID-19 pandemic, Rise and Elastic principal loan balances at September 30, 2020 totaled $215.6 million and $152.7 million, respectively, down roughly $111.7 million and $101.4 million, respectively, from a year ago.
Given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine if demand for our loan products will increase during the fourth quarter of 2020. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.
Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands)	2020	2019	2020	2019
Net charge-offs(1)	$22,428	$77,065	$163,878	$239,477
Additional provision for loan losses(1)	(9,264)	14,637	(30,662)	(4,138)
Provision for loan losses	$13,164	$91,702	$133,216	$235,339
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	6%	10%	6%	10%
Net charge-offs as a percentage of revenues(1)	24%	47%	44%	50%
Total provision for loan losses as a percentage of revenues	14%	56%	36%	50%
Combined loan loss reserve(3)	$51,330	$82,509	$51,330	$82,509
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	13%	13%	13%
_________
(1)Net charge-offs and additional provision for loan losses are not financial measures prepared in accordance with US GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due, or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Provision for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.
(3)Combined loan loss reserve is defined as the loan loss reserve for loans originated and owned by the Company plus the loan loss reserve for loans owned by third-party lenders and guaranteed by us. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to Allowance for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.
(4)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	11%	9%	3%	N/A
2019	13%	10%	11%	13%
2018	13%	12%	13%	15%
_________
(1)Net principal charge-offs is comprised of gross principal charge-offs less recoveries.
(2)Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.
(3)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.
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

Recent trends.    Total loan loss provision for the three and nine months ended September 30, 2020 was 14% and 36% of revenues, respectively, which was below our targeted range of 45% to 55%, and below the 56% and 50% for the three and nine months ended September 30, 2019, respectively. Net Charge-offs as a percentage of revenues for the three and nine months ended September 30, 2020 were 24% and 44%, respectively, compared to 47% and 50% in the respective prior year periods. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range of approximately 45% to 55% of revenue.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13% as of September 30, 2020, which is consistent with 13% as of September 30, 2019. The loan loss reserve percentage remains steady due to an increase in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculations. Past due loan balances at September 30, 2020 were 6% of total combined loans receivable - principal, down significantly from 10% from a year ago, which is attributable to the COVID-19 loan payment deferral program.

We also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through September 30, 2020 for each annual vintage since the 2013 vintage are generally under 30% and continue to trend at or slightly below our 25% to 30% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The preliminary data on the 2019 and 2020 vintages is that they are both performing better than the 2017 and 2018 vintages. However, it is possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the impact of a prolonged economic crisis resulting from the COVID-19 pandemic.

1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2020	2019	2020	2019

Revenues	$94,164	$164,296	$374,622	$474,736
Net charge-offs(1)	(22,428)	(77,065)	(163,878)	(239,477)
Additional provision for loan losses(1)	9,264	(14,637)	30,662	4,138
Direct marketing costs	(2,585)	(10,927)	(13,898)	(29,198)
Other cost of sales	(1,672)	(2,447)	(5,949)	(7,233)
Gross profit	76,743	59,220	221,559	202,966
Operating expenses	(42,662)	(40,903)	(121,517)	(121,726)
Operating income	$34,081	$18,317	$100,042	$81,240
As a percentage of revenues:
Net charge-offs	24%	47%	44%	50%
Additional provision for loan losses	(10)	9	(8)	(1)
Direct marketing costs	3	7	4	6
Other cost of sales	2	1	2	2
Gross margin	81	36	59	43
Operating expenses	45	25	32	26
Operating margin	36%	11%	27%	17%
_________
(1)Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
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
Recent operating margin trends.    For the three months ended September 30, 2020, our operating margin was 36%, which was an increase from 11% in the prior year period. Our operating margin increased from 17% for the nine months ended September 30, 2019 to 27% for the nine months ended September 30, 2020. These margin increases were primarily driven by lower net charge-offs due to improved credit quality and by lower additional provisions for loan losses due to the decrease in loan balances resulting from the COVID-19 pandemic.

While gross margins are currently above our targeted 40%, operating expenses as a percentage of revenue continue to increase due to the negative impact of the COVID-19 pandemic on loan balances and revenue. As a result, we recently implemented an operating expense reduction plan. We have completed the following actions under our operating expense reduction plan:

•Reduction of our U.S. workforce by approximately 17% effective July 8, 2020;
•Reduction of executive salaries and board compensation beginning July 2020; and
•Elimination of discretionary operating expense items and renegotiated terms with key vendors.

NON-GAAP FINANCIAL MEASURES
We believe that the inclusion of the following non-GAAP financial measures in this Quarterly Report on Form 10-Q can provide a useful measure for period-to-period comparisons of our core business, provide transparency and useful information to investors and others in understanding and evaluating our operating results, and enable investors to better compare our operating performance with the operating performance of our competitors. Management uses these non-GAAP financial measures frequently in its decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and give an additional indication of our core operating performance. However, non-GAAP financial measures are not a measure calculated in accordance with US generally accepted accounting principles, or US GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with US GAAP. Other companies may calculate these non-GAAP financial measures differently than we do.
Adjusted Earnings
Adjusted earnings represents our net income from continuing operations, adjusted to exclude:
•Contingent loss related to a legal matter
•Cumulative tax effect of adjustments

Adjusted diluted earnings per share is Adjusted earnings divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net income from continuing operations and diluted earnings per share to Adjusted earnings and Adjusted diluted earnings per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share amounts)	2020	2019	2020	2019
Net income from continuing operations	$16,616	$2,648	$40,631	$21,986
Impact of contingent loss related to a legal matter	1,007	—	6,692	—
Cumulative tax effect of adjustments	(239)	—	(1,590)	—
Adjusted earnings	$17,384	$2,648	$45,733	$21,986

Diluted earnings per share	$0.41	$0.06	$0.95	$0.50
Impact of contingent loss related to a legal matter	0.02	—	0.16	—
Cumulative tax effect of adjustments	(0.01)	—	(0.04)	—
Adjusted diluted earnings per share	$0.42	$0.06	$1.07	$0.50
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income from continuing operations, adjusted to exclude:
•Net interest expense, primarily associated with notes payable under the VPC Facility, EF SPV Facility, EC SPV Facility and ESPV Facility used to fund the loan portfolios;
•Share-based compensation;

•Depreciation and amortization expense on fixed assets and intangible assets;
•Gains and losses from fair value adjustments, dispositions or contingent losses related to legal matters included in non-operating losses; and
•Income taxes.
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
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income from continuing operations or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect expected cash capital expenditure requirements for such replacements or for new capital assets;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and
•Adjusted EBITDA does not reflect interest associated with notes payable used for funding the loan portfolios, for other corporate purposes or tax payments that may represent a reduction in cash available to us.
The following table presents a reconciliation of net income from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income from continuing operations	$16,616	$2,648	$40,631	$21,986
Adjustments:
Net interest expense	11,575	13,629	37,408	48,565
Share-based compensation	1,166	2,364	6,513	7,286
Depreciation and amortization	4,588	4,013	13,413	11,824
Non-operating loss	1,007	695	6,692	695
Income tax expense	4,883	1,345	15,311	9,994
Adjusted EBITDA	$39,835	$24,694	$119,968	$100,350

Adjusted EBITDA margin	42%	15%	32%	21%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.

The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

Net cash provided by continuing operating activities(1)	$177,705	$239,843
Adjustments:
Net charge-offs – combined principal loans	(125,232)	(187,866)
Capital expenditures	(12,867)	(14,881)
FCF	$39,606	$37,096
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Net charge-offs	$22,428	$77,065	$163,878	$239,477
Additional provision for loan losses	(9,264)	14,637	(30,662)	(4,138)
Provision for loan losses	$13,164	$91,702	$133,216	$235,339
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

Beginning in the fourth quarter of 2018, we started licensing our Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 18 states. Prior to August 1, 2019, FinWise Bank retained 5% of the balances of all originated loans and sold a 95% loan participation in those Rise installment loans to a third-party SPV, EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. We do not own EF SPV, but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in two different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to EC SPV. We do not own EC SPV, but we are required to consolidate EC SPV as a variable interest entity under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
•Rise CSO loans are originated and owned by a third-party lender and
•Rise CSO loans are funded by a third-party lender and are not part of the VPC Facility.
As of each of the period ends indicated, the following table presents a reconciliation of:
•Loans receivable, net, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);
•Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
•Combined loans receivable (which we use as a non-GAAP measure); and
•Combined loan loss reserve (which we use as a non-GAAP measure).

	2019		2020
(Dollars in thousands)	September 30	December 31	March 31	June 30	September 30

Company Owned Loans:
Loans receivable – principal, current, company owned	$507,551	$530,463	$486,396	$387,939	$346,380
Loans receivable – principal, past due, company owned	59,240	58,489	53,923	18,917	21,354
Loans receivable – principal, total, company owned	566,791	588,952	540,319	406,856	367,734
Loans receivable – finance charges, company owned	31,698	33,033	31,621	25,606	24,117
Loans receivable – company owned	598,489	621,985	571,940	432,462	391,851
Allowance for loan losses on loans receivable, company owned	(80,537)	(79,912)	(76,188)	(59,438)	(49,909)
Loans receivable, net, company owned	$517,952	$542,073	$495,752	$373,024	$341,942
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$18,633	$17,474	$12,606	$6,755	$9,129
Loans receivable – principal, past due, guaranteed by company	697	723	564	117	314
Loans receivable – principal, total, guaranteed by company(1)	19,330	18,197	13,170	6,872	9,443
Loans receivable – finance charges, guaranteed by company(2)	1,553	1,395	1,150	550	679
Loans receivable – guaranteed by company	20,883	19,592	14,320	7,422	10,122
Liability for losses on loans receivable, guaranteed by company	(1,972)	(2,080)	(1,571)	(1,156)	(1,421)
Loans receivable, net, guaranteed by company(2)	$18,911	$17,512	$12,749	$6,266	$8,701
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$526,184	$547,937	$499,002	$394,694	$355,509
Combined loans receivable – principal, past due	59,937	59,212	54,487	19,034	21,668
Combined loans receivable – principal	586,121	607,149	553,489	413,728	377,177
Combined loans receivable – finance charges	33,251	34,428	32,771	26,156	24,796
Combined loans receivable	$619,372	$641,577	$586,260	$439,884	$401,973
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(80,537)	$(79,912)	$(76,188)	$(59,438)	$(49,909)
Liability for losses on loans receivable, guaranteed by company	(1,972)	(2,080)	(1,571)	(1,156)	(1,421)
Combined loan loss reserve	$(82,509)	$(81,992)	$(77,759)	$(60,594)	$(51,330)
Combined loans receivable – principal, past due(3)	$59,937	$59,212	$54,487	$19,034	$21,668
Combined loans receivable – principal(3)	$586,121	$607,149	$553,489	$413,728	$377,177
Percentage past due(1)	10%	10%	10%	5%	6%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	13%	13%	14%	13%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	13%	13%	14%	13%
_________
(1)Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
(2)Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
(3)Non-GAAP measure.
(4)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees (inclusive of finance charges attributable to the participation in Rise installment loans originated by FinWise Bank and CCB), cash advance fees attributable to the participation in Elastic lines of credit that we consolidate and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO and Elastic products. See “—Overview” above for further information on the structure of Elastic. Finance charge and fee revenues related to the Today Card credit card product were immaterial.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the EF SPV and EC SPV Facilities that fund Rise installment loans originated by FinWise Bank and CCB, respectively, and the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. For the nine months ended September 30, 2019, amortization of the costs of and realized gains from the interest rate caps on the VPC and ESPV Facility are included within Net interest expense.
Non-operating loss.    Non-operating loss for the three and nine months ended September 30, 2020 included a contingent loss related to a legal matter.

INCOME STATEMENTS
The following table sets forth our condensed consolidated income statements data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed consolidated income statements data (dollars in thousands)	2020	2019	2020	2019

Revenues	$94,164	$164,296	$374,622	$474,736
Cost of sales:
Provision for loan losses	13,164	91,702	133,216	235,339
Direct marketing costs	2,585	10,927	13,898	29,198
Other cost of sales	1,672	2,447	5,949	7,233
Total cost of sales	17,421	105,076	153,063	271,770
Gross profit	76,743	59,220	221,559	202,966
Operating expenses:
Compensation and benefits	23,921	23,289	64,239	67,428
Professional services	8,236	7,552	24,633	23,416
Selling and marketing	610	1,117	2,468	3,669
Occupancy and equipment	4,717	3,887	14,196	11,722
Depreciation and amortization	4,588	4,013	13,413	11,824
Other	590	1,045	2,568	3,667
Total operating expenses	42,662	40,903	121,517	121,726
Operating income	34,081	18,317	100,042	81,240
Other expense:
Net interest expense	(11,575)	(13,629)	(37,408)	(48,565)
Non-operating loss	(1,007)	(695)	(6,692)	(695)
Total other expense	(12,582)	(14,324)	(44,100)	(49,260)
Income from continuing operations before taxes	21,499	3,993	55,942	31,980
Income tax expense	4,883	1,345	15,311	9,994
Net income from continuing operations	16,616	2,648	40,631	21,986
Net income (loss) from discontinued operations	4,465	2,116	(15,908)	1,908
Net income	$21,081	$4,764	$24,723	$23,894

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2020	2019	2020	2019

Cost of sales:
Provision for loan losses	14%	56%	36%	50%
Direct marketing costs	3	7	4	6
Other cost of sales	2	1	2	2
Total cost of sales	19	64	41	57
Gross profit	81	36	59	43
Operating expenses:
Compensation and benefits	25	14	17	14
Professional services	9	5	7	5
Selling and marketing	1	1	1	1
Occupancy and equipment	5	2	4	2
Depreciation and amortization	5	2	4	2
Other	1	1	1	1
Total operating expenses	45	25	32	26
Operating income	36	11	27	17
Other expense:
Net interest expense	(12)	(8)	(10)	(10)
Non-operating loss	(1)	—	(2)	—
Total other expense	(13)	(9)	(12)	(10)
Income from continuing operations before taxes	23	2	15	7
Income tax expense	5	1	4	3
Net income from continuing operations	18	2	11	5
Net income (loss) from discontinued operations	5	1	(4)	—
Net income	22%	3%	7%	5%

Comparison of the three months ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$93,928	100%	$163,577	100%	$(69,649)	(43)%
Other	236	—	719	—	(483)	(67)
Revenues	$94,164	100%	$164,296	100%	$(70,132)	(43)%
Revenues decreased by $70.1 million, or 43%, from $164.3 million for the three months ended September 30, 2019 to $94.2 million for the three months ended September 30, 2020.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$225,041	$164,660	$389,701
Effective APR	101%	89%	96%
Finance charges	$57,169	$36,759	$93,928
Other	6	230	236
Total revenue	$57,175	$36,989	$94,164

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$320,104	$256,470	$576,574
Effective APR	126%	96%	113%
Finance charges	$101,403	$62,174	$163,577
Other	294	425	719
Total revenue	$101,697	$62,599	$164,296

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

Our average combined loans receivable - principal decreased $187 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease in average balance is due to reductions in loan origination volume during the quarter attributable to the impacts of the COVID-19 pandemic and accounted for approximately $45 million of the $70 million reduction in revenue for the period. Approximately $24 million of the reduction in revenue was due to a decrease in the effective APR driven by the lower effective interest rates earned on loans in a deferral status under the payment flexibility programs. For the three months ended September 30, 2020 and 2019, the average effective APR for the portfolio was 96% and 113%, respectively.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$13,164	14%	$91,702	56%	$(78,538)	(86)%
Direct marketing costs	2,585	3	10,927	7	(8,342)	(76)
Other cost of sales	1,672	2	2,447	1	(775)	(32)
Total cost of sales	$17,421	19%	$105,076	64%	$(87,655)	(83)%
Provision for loan losses.    Provision for loan losses decreased by $78.5 million, or 86%, from $91.7 million for the three months ended September 30, 2019 to $13.2 million for the three months ended September 30, 2020.
The tables below break out these changes by loan product:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$40,614	$19,980	$60,594
Net charge-offs	(15,336)	(7,092)	(22,428)
Provision for loan losses	9,039	4,125	13,164
Ending balance	$34,317	$17,013	$51,330
Combined loans receivable(2)(3)	$234,277	$167,696	$401,973
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	10%	13%
Net charge-offs as a percentage of revenues	27%	19%	24%
Provision for loan losses as a percentage of revenues	16%	11%	14%

	Three Months Ended September 30, 2019
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$41,393	$26,479	$67,872
Net charge-offs	(49,179)	(27,886)	(77,065)
Provision for loan losses	58,290	33,412	91,702
Ending balance	$50,504	$32,005	$82,509
Combined loans receivable(2)(3)	$349,264	$270,108	$619,372
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	12%	13%
Net charge-offs as a percentage of revenues	48%	45%	47%
Provision for loan losses as a percentage of revenues	57%	53%	56%

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
Total loan loss provision for the three months ended September 30, 2020 was 14% of revenues, which was below our targeted range of 45% to 55%, and lower than the 56% for the three months ended September 30, 2019. For the three months ended September 30, 2020, net charge-offs as a percentage of revenues decreased to 24% compared to 47% in the prior year period. We continue to monitor the loan portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.

The combined loan loss reserve as a percentage of combined loans receivable totaled 13% and 13% as of September 30, 2020 and September 30, 2019, respectively. The loan loss reserve percentage remains steady due to an increase at September 30, 2020 in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculation. Past due loan balances at September 30, 2020 were 6% of total combined loans receivable - principal, down significantly from 10% from a year ago, also attributable to the COVID-19 loan deferral programs and reduced new loan origination volume.
Direct marketing costs.    Direct marketing costs decreased by $8.3 million, or 76%, from $10.9 million for the three months ended September 30, 2019 to $2.6 million for the three months ended September 30, 2020. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced loan demand for new customers in addition to the effects of underwriting changes implemented in response to COVID-19 risks that limited the volume of new customer loan originations in the third quarter of 2020. For the three months ended September 30, 2020, the number of new customers acquired decreased to 8,489 from 53,356 during the three months ended September 30, 2019.

Other cost of sales.    Other cost of sales decreased by $0.8 million, or 32%, from $2.4 million for the three months ended September 30, 2019 to $1.7 million for the three months ended September 30, 2020 due to decreased data verification costs resulting from reduced loan origination volume.

Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$23,921	25%	$23,289	14%	$632	3%
Professional services	8,236	9	7,552	5	684	9
Selling and marketing	610	1	1,117	1	(507)	(45)
Occupancy and equipment	4,717	5	3,887	2	830	21
Depreciation and amortization	4,588	5	4,013	2	575	14
Other	590	1	1,045	1	(455)	(44)
Total operating expenses	$42,662	45%	$40,903	25%	$1,759	4%

Compensation and benefits.    Compensation and benefits increased by $0.6 million, or 3%, from $23.3 million for the three months ended September 30, 2019 to $23.9 million for the three months ended September 30, 2020 primarily due to an increase from severance expense and incentive compensation expense incurred during the quarter partially offset by a reduction in staff implemented in July 2020.
Professional services.     Professional services increased by $0.7 million, or 9%, from $7.6 million for the three months ended September 30, 2019 to $8.2 million for the three months ended September 30, 2020 primarily due to increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $0.5 million, or 45%, from $1.1 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.8 million, or 21%, from $3.9 million for the three months ended September 30, 2019 to $4.7 million for the three months ended September 30, 2020 primarily due to increased web hosting and additional licenses expense.
Depreciation and amortization.     Depreciation and amortization increased by $0.6 million, or 14%, from $4.0 million for the three months ended September 30, 2019 to $4.6 million for the three months ended September 30, 2020 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.
Other.    Other operating expenses decreased by $0.5 million, or 44%, from $1.0 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020 primarily due to decreased travel, meals and entertainment expenses.

Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$11,575	12%	$13,629	8%	$(2,054)	(15)%

Net interest expense decreased 15% during the three months ended September 30, 2020 as compared to the prior year period. Our average effective interest rate on notes payable outstanding has decreased from 10.7% for the three months ended September 30, 2019 to 10.4% for the three months ended September 30, 2020, resulting in a decrease in interest expense of approximately $0.3 million. In addition, the average balance of notes payable outstanding under the debt facilities in the third quarter of 2020 decreased $64.1 million from the third quarter of 2019 due to debt paydowns associated with a decrease in the loan portfolio due to COVID-19, resulting in a decrease in interest expense of approximately $1.7 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$147,550	$200,050
Net interest expense	4,034	5,550
Effective cost of funds	10.9%	11.0%

EF SPV Facility
Average facility balance during the period	$93,500	81,717
Net interest expense	2,319	2,113
Effective cost of funds	9.9%	10.3%

ESPV Facility
Average facility balance during the period	$199,500	$222,957
Net interest expense	5,222	5,966
Effective cost of funds	10.4%	10.6%
In January 2018, we entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. Per the terms of the February 1, 2019 amendments, we qualified for an additional 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. In July 2020, we entered into a new facility, the EC SPV Facility. As of September 30, 2020, there have been no draws on the EC SPV Facility. See "—Liquidity and Capital Resources—Debt facilities" for more information.

Non-operating loss
In March 2020, we accrued a contingent loss related to a legal matter. For the three months ended September 30, 2020, we accrued an additional $1.0 million.

Income tax expense

	Three Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$4,883	5%	$1,345	1%	$3,538	263%

Our income tax expense increased $3.5 million, from $1.3 million for the three months ended September 30, 2019 to $4.9 million for the three months ended September 30, 2020. Our effective tax rates for continuing operations for the three months ended September 30, 2020 and 2019 were 22.7% and 33.7%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the Global Intangible Low-Taxed Income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017 (the "Act"). Our cash effective tax rate was approximately 2.1% for the third quarter of 2020.
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. We have reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Net income from discontinued operations
Our net income from discontinued operations consists of a gain of $0.6 million due to the release of the parent guarantee accrual as ECIL repaid its outstanding debt to VPC during the quarter. Additionally, we revised our estimated tax basis in ECIL resulting in an additional $3.9 million income tax benefit recognized during the three months ended September 30, 2020.
Net income

	Three Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$21,081	22%	$4,764	3%	$16,317	343%
We generated $21.1 million in net income for the three months ended September 30, 2020 due to improved operating income resulting in higher net income from continuing operations as compared to the three months ended September 30, 2019. Our net income from continuing operations of $16.6 million and our net income from discontinued operations of $4.5 million resulted in net income of $21.1 million, an increase of $16.3 million over our net income from the corresponding prior year period.

Comparison of the nine months ended September 30, 2020 and 2019
Revenues

	Nine Months Ended September 30,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$373,810	100%	$472,894	100%	$(99,084)	(21)%
Other	812	—	1,842	—	(1,030)	(56)
Revenues	$374,622	100%	$474,736	100%	$(100,114)	(21)%
Revenues decreased by $100.1 million, or 21%, from $474.7 million for the nine months ended September 30, 2019 to $374.6 million for the nine months ended September 30, 2020. Both Rise and Elastic products had decreased total revenue in the first nine months of 2020 compared to the first nine months of 2019. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$279,202	$200,324	$479,526
Effective APR	113%	92%	104%
Finance charges	$236,207	$137,603	$373,810
Other	114	698	812
Total revenue	$236,321	$138,301	$374,622

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise (1)	Elastic (2)	Total

Average combined loans receivable – principal(3)	$299,443	$255,482	$554,925
Effective APR	128%	97%	114%
Finance charges	$286,670	$186,224	$472,894
Other	1,034	808	1,842
Total revenue	$287,704	$187,032	$474,736

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

Our average combined loans receivable principal decreased $75 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease in average balance is due to reductions in loan origination volume during the quarters attributable to the impacts of the COVID-19 pandemic and accounted for approximately $58 million of the reduction in revenue for the period. For the nine months ended September 30, 2020 and 2019, the average effective APR for the portfolio was 104% and 114%, respectively. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility programs that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR and accounted for approximately $42 million of the reduction in revenue for the period. We expect the APRs to increase as we begin to originate more loans to new customers in future periods.

Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$133,216	36%	$235,339	50%	$(102,123)	(43)%
Direct marketing costs	13,898	4	29,198	6	(15,300)	(52)
Other cost of sales	5,949	2	7,233	2	(1,284)	(18)
Total cost of sales	$153,063	41%	$271,770	57%	$(118,707)	(44)%
Provision for loan losses.    Provision for loan losses decreased by $102.1 million, or 43%, from $235.3 million for the nine months ended September 30, 2019 to $133.2 million for the nine months ended September 30, 2020.
The tables below break out these changes by loan product:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$52,099	$29,893	$81,992
Net charge-offs	(108,397)	(55,481)	(163,878)
Provision for loan losses	90,615	42,601	133,216
Ending balance	$34,317	$17,013	$51,330
Combined loans receivable(2)(3)	$234,277	$167,696	$401,973
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	10%	13%
Net charge-offs as a percentage of revenues	46%	40%	44%
Provision for loan losses as a percentage of revenues	38%	31%	36%

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Rise	Elastic (1)	Total

Combined loan loss reserve(2):
Beginning balance	$50,597	$36,050	$86,647
Net charge-offs	(147,190)	(92,287)	(239,477)
Provision for loan losses	147,097	88,242	235,339
Ending balance	$50,504	$32,005	$82,509
Combined loans receivable(2)(3)	$349,264	$270,108	$619,372
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	12%	13%
Net charge-offs as a percentage of revenues	51%	49%	50%
Provision for loan losses as a percentage of revenues	51%	47%	50%

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
Total loan loss provision for the nine months ended September 30, 2020 was 36% of revenues, which was below our targeted range of 45% to 55%, and lower than the 50% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net charge-offs as a percentage of revenues decreased to 44% compared to 50% in the prior year period. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19), we expect to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 13% as of both September 30, 2020 and September 30, 2019, respectively. The loan loss reserve percentage remains steady due to an increase at September 30, 2020 in loans outstanding with a payment deferral under the payment flexibility program offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculation. Past due loan balances at September 30, 2020 were 6% of total combined loans receivable - principal, down significantly from 10% from a year ago, also attributable to the COVID-19 loan deferral programs and reduced new loan origination volume.
Direct marketing costs.    Direct marketing costs decreased by $15.3 million, or 52%, from $29.2 million for the nine months ended September 30, 2019 to $13.9 million for the nine months ended September 30, 2020. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced new customer loan demand starting in March 2020. In addition, we implemented underwriting changes that limited the volume of new customer loan originations in response to COVID-19. For the nine months ended September 30, 2020, the number of new customers acquired decreased to 47,054 compared to 119,562 during the nine months ended September 30, 2019.

Other cost of sales.    Other cost of sales decreased by $1.3 million, or 18%, from $7.2 million for the nine months ended September 30, 2019 to $5.9 million for the nine months ended September 30, 2020 due to decreased data verification costs resulting from reduced loan origination volume.

Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$64,239	17%	$67,428	14%	$(3,189)	(5)%
Professional services	24,633	7	23,416	5	1,217	5
Selling and marketing	2,468	1	3,669	1	(1,201)	(33)
Occupancy and equipment	14,196	4	11,722	2	2,474	21
Depreciation and amortization	13,413	4	11,824	2	1,589	13
Other	2,568	1	3,667	1	(1,099)	(30)
Total operating expenses	$121,517	32%	$121,726	26%	$(209)	—%
Compensation and benefits.    Compensation and benefits decreased by $3.2 million, or 5%, from $67.4 million for the nine months ended September 30, 2019 to $64.2 million for the nine months ended September 30, 2020 primarily due to a reduction in staff implemented in July 2020.
Professional services.     Professional services increased by $1.2 million, or 5%, from $23.4 million for the nine months ended September 30, 2019 to $24.6 million for the nine months ended September 30, 2020 primarily due to increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $1.2 million, or 33%, from $3.7 million for the nine months ended September 30, 2019 to $2.5 million for the nine months ended September 30, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $2.5 million, or 21%, from $11.7 million for the nine months ended September 30, 2019 to $14.2 million for the nine months ended September 30, 2020 primarily due to increased web hosting and additional licenses expense.
Depreciation and amortization.     Depreciation and amortization increased by $1.6 million, or 13%, from $11.8 million for the nine months ended September 30, 2019 to $13.4 million for the nine months ended September 30, 2020 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.
Other.    Other operating expenses decreased by $1.1 million, or 30%, from $3.7 million for the nine months ended September 30, 2019 to $2.6 million for the nine months ended September 30, 2020 primarily due to decreased travel, meals and entertainment expenses.

Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$37,408	10%	$48,565	10%	$(11,157)	(23)%

Net interest expense decreased 23% during the nine months ended September 30, 2020 as compared to the prior year period. Our average effective interest rate on notes payable outstanding has decreased from 12.8% for the nine months ended September 30, 2019 to 10.5% for the nine months ended September 30, 2020, resulting in a decrease in interest expense of approximately $8.7 million. In addition, the average balance of notes payable outstanding under the debt facilities in the first nine months of 2020 decreased $32.2 million from the first nine months of 2019 due to debt paydowns associated with a decrease in the loan portfolio due to COVID-19 resulting in a decrease in interest expense of approximately $2.5 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$167,043	$219,200
Net interest expense	13,522	19,718
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	—	(850)
Net interest expense, as adjusted	$13,522	$18,868
Effective cost of funds	10.8%	12.0%
Effective cost of funds, as adjusted	10.8%	11.5%

EF SPV Facility
Average facility balance during the period	$100,863	62,436
Net interest expense	7,619	4,926
Effective cost of funds	10.1%	10.6%

ESPV Facility
Average facility balance during the period	$208,894	$227,395
Net interest expense	16,267	23,920
Effective cost of funds	10.4%	14.1%
In January 2018, we entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. Per the terms of the February 1, 2019 amendments, we qualified for an additional 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction does not apply to the 4th Tranche Term Note. In July 2020, we entered into a new facility, the EC SPV Facility. As of September 30, 2020, there have been no draws on the EC SPV Facility. See "—Liquidity and Capital Resources—Debt facilities" for more information.

Non-operating loss
As of September 30, 2020, we had accrued a $6.7 million contingent loss related to a legal matter.

Income tax expense

	Nine Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$15,311	4%	$9,994	3%	$5,317	53%

Our income tax expense increased $5.3 million, from $10.0 million for the nine months ended September 30, 2019 to $15.3 million for the nine months ended September 30, 2020. Our effective tax rates from continuing operations for the nine months ended September 30, 2020 and 2019 were 27.4% and 31.3%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items, corporate state tax obligations in the states where we have lending activities and the impact of the GILTI provision of the Act. Our cash effective tax rate was approximately 2.1% for the first nine months of 2020.
On March 27, 2020 the CARES Act was signed into law.  We have reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) consists of an investment loss of $28.0 million, operating losses of $6.8 million for the first nine months of 2020, and a goodwill impairment loss of $9.3 million, partially offset by an income tax benefit of $28.1 million.
Net income

	Nine Months Ended September 30,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$24,723	7%	$23,894	5%	$829	3%
Our net income of $24.7 million for the nine months ended September 30, 2020 was up $0.8 million from the nine months ended September 30, 2019 due to improved operating income. Net income from continuing operations for the nine months ended September 30, 2019 increased $18.6 million from the prior year period due to both increased operating income and lower interest expense, offset by the loss on the UK discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Despite the COVID-19 pandemic, we have a large cash position due to recent results and low loan demand. Cash balances approximated $225 million as of September 30, 2020. We intend to utilize our cash to pay down debt and repurchase common stock.
Stock Repurchase Program

On July 25, 2019, our Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, our Board of Directors authorized a $20 million increase to our existing common stock repurchase program providing for the repurchase of up to $30 million of our common stock through July 31, 2024. We repurchased $3.3 million of common shares under our $10 million authorization during the second half of 2019 and during the nine months ended September 30, 2020, an additional 6,092,259 shares were repurchased at a total cost of $14.7 million, inclusive of any transactional fees or commissions. The amended share repurchase program provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

Debt Facilities

VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise product and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective July 31, 2020, to decrease the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of September 30, 2020:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. At September 30, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.

•A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% (“4th Tranche Term Note”). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both September 30, 2020 and December 31, 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.
•Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled under the VPC Facility until the respective maturity dates of the US Term Note and the 4th Tranche Term Note. The 4th Tranche Term Note matures on February 1, 2021 and we currently plan on paying off this $18 million note out of our existing cash balance on hand (we have approximately $225 million in cash as of September 30, 2020) prior to maturity in January 2021. Additionally, we plan on paying down approximately $25 million, or 20%, of the current outstanding debt on the VPC Facility under the revolving feature noted above during the first quarter of 2021. The remaining outstanding debt on the US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2020.
Prior to our UK operations (ECIL) entering administration and being classified as a discontinued operation on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Upon deconsolidation of ECIL, we evaluated and recognized a $566 thousand liability at the Parent level related to the guarantee of ECIL's outstanding debt balance at June 30, 2020. The liability was recognized at the fair value of the guarantee obligation based on ECIL's cash flows and ability to repay the outstanding debt balance. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability has been released as of September 30, 2020.
EC SPV Facility

EC SPV Term Note

VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase Rise installment loan participations from a third-party bank, Capital Community Bank. As of September 30, 2020, there were no draws upon this facility. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All of our assets and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for us such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios.

EF SPV Facility
EF SPV Term Note

The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) to be used to purchase Rise installment loan participations from a third-party bank, FinWise Bank. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted average base rate on the outstanding balance at September 30, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. We plan on paying down approximately $19 million, or 20%, of the current outstanding debt balance on the EF SPV Facility under the revolving feature during the first quarter of 2021. The remaining outstanding debt on the EF SPV Term Note matures on January 1, 2024.

All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2020.
ESPV Facility

ESPV Term Note

The ESPV Facility has a maximum borrowing amount of $350 million, to be used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.50%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. At September 30, 2020, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. We plan on paying down approximately $40 million, or 20%, of the current outstanding debt balance on the ESPV Facility under the revolving feature during the first quarter of 2021. The remaining outstanding debt on the ESPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2020.

Outstanding Notes Payable
The outstanding balances of notes payable as of September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$129,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	199,500	226,000
Total	$440,550	$528,050

The change in the facility balances includes the following:
•US Term Note - Paydowns of $27.5 million and $25 million in the first and second quarter of 2020, respectively;
•EF SPV Term note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and
•ESPV Term Note - Paydowns of $6.5 million and $20 million in the first and second quarter of 2020, respectively.

The following table presents the future debt maturities as of September 30, 2020:

Year (dollars in thousands)	September 30, 2020
Remainder of 2020	$—
2021	18,050
2022	—
2023	—
2024	422,500
Thereafter	—
Total	$440,550

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows

The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(Dollars in thousands)	2020	2019

Cash and cash equivalents	$224,259	$61,641
Restricted cash	3,135	2,235
Loans receivable, net	341,942	517,952
Cash provided by (used in):
Operating activities - continuing operations	177,705	239,843
Investing activities - continuing operations	79,154	(211,244)
Financing activities - continuing operations	(102,915)	(15,607)
Our cash and cash equivalents at September 30, 2020 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $177.7 million in cash from our operating activities for the nine months ended September 30, 2020, primarily from revenues derived from our loan portfolio. This was down $62.1 million from the $239.8 million of cash provided by operating activities during the nine months ended September 30, 2019. Cash from operating activities was also impacted by a change in our short-term incentive compensation programs during 2019 which moved from a semi-annual bonus payment to an annual bonus payment which occurred in March 2020. We do not believe that there will be a significant impact to operating cash flows as a result of the deconsolidation of ECIL.

Net cash provided by (used in) investing activities
For the nine months ended September 30, 2020 and 2019, cash provided by (used in) investing activities was $79.2 million and $(211.2) million, respectively. The increase was primarily due to a decrease in net loans issued to customers related to reduced origination volume attributed to the COVID-19 pandemic. The following table summarizes cash used in investing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

Cash provided by (used in) investing activities - continuing operations
Net loans issued to consumers, less repayments	$94,844	$(191,833)
Participation premium paid	(2,823)	(4,530)
Purchases of property and equipment	(12,867)	(14,881)
	$79,154	$(211,244)

Net cash used in financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to repurchases of common stock (treasury stock). For the nine months ended September 30, 2020 and 2019, cash used in financing activities was $102.9 million and $15.6 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

Cash used in financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$6,500	$49,000
Payments on Notes payable	(94,000)	(60,000)
Debt issuance costs paid	(253)	(2,593)
Debt prepayment costs paid	—	(850)
Purchases of treasury stock	(14,739)	(434)
Proceeds from issuance of stock, net	381	619
Taxes paid related to net share settlement	(804)	(1,349)
	$(102,915)	$(15,607)
The increase in cash used in financing activities for the nine months ended September 30, 2020 versus the comparable period of 2019 was primarily due to increased payments made on notes payable during the first nine months of 2020 versus the first nine months of 2019, and the purchases of treasury stock which commenced in the third quarter of 2019.

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

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019

Net cash provided by continuing operating activities	$177,705	$239,843
Adjustments:
Net charge-offs – combined principal loans	(125,232)	(187,866)
Capital expenditures	(12,867)	(14,881)
FCF	$39,606	$37,096

Our FCF was $39.6 million for the first nine months of 2020 compared to $37.1 million for the comparable prior year period. The increase in our FCF was the result of the decrease in net charge-offs - combined principal loans during the first nine months of 2020, partially offset by a decrease in net cash provided by operating activities.

Operating and capital expenditure requirements
We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the VPC Facility, EC SPV Facility, EF SPV Facility and ESPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next 12 months. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

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
Prior to ECIL entering administration and being classified a discontinued operation by us on June 29, 2020, the VPC Facility included the UK Term Note. Upon deconsolidation of ECIL, this note was removed from our Condensed Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, we had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. We estimated a liability for losses of $566 thousand associated with the debt guarantee based on the fair value of the obligation at June 30, 2020. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability has been released as of September 30, 2020.

RECENT REGULATORY DEVELOPMENTS
On October 30, 2020, the Consumer Financial Protection Bureau (the "CFPB") announced its final debt collection rule (Regulation F) and corresponding Official Commentary. It is effective one year from the date that it is published in the Federal Register. The final Regulation F will apply to persons who are "debt collectors" as defined by the federal Fair Debt Collection Practices Act (the "FDCPA"). It will not apply to creditors collecting their own debts in their own names, like Elevate. Key provisions of Regulation F include: (i) a model safe harbor debt notice that is projected to be released in December 2020, (ii) a telephone contact frequency rule establishing that if the debt collector makes fewer than seven attempts in seven consecutive days there is a rebuttable presumption that the debt collector was not calling with such frequency as to harass the person being called and a position that the telephone contact frequency only applies to phone calls, not to all "communications" including permitted text messages and emails, (iii) rules around electronic communications, specifically text messages and emails, ensuring that the debt collector is not revealing the existence of the debt to a third-party, establishing a clear and conspicuous opt-out notice for consumers and ensuring that debt collectors comply with the federal ESIGN Act for required disclosures of electronic communications, (iv) prohibitions on communications via a work email or social media, unless the debt collector follows certain of the safe harbor provisions for electronic communications, (v) a "limited content message" rule establishing that communications and voicemails are allowed if they include (1) a business name for the debt collector (that does not indicate that the debt collector is in the debt collection business); (2) a request that the consumer reply to the message; (3) the name (or names) of one or more person(s) whom the consumer can contact to reply to the debt collector; and (4) a phone number (or numbers) that the consumer can use to reply to the debt collector (a limited-content message also may include: (1) a salutation; (2) the date and time of the message; (3) suggested dates and times for the consumer to reply to the message; and (4)

a statement that if the consumer replies, the consumer may speak to any of the company's representatives or associates), (vi) a rule establishing limits on debt transfers, prohibiting transfers if the debt collector knows or should know that the debt has been paid or settled, or discharged in bankruptcy, and detailed requirements for handling consumer disputes and requests for original creditor information, and (vii) a requirement for retention of records and recorded telephone calls for three years following the debt collector's last collection activity on the debt, and that allows debt collectors to sell, transfer, or place for collection a debt that was discharged in bankruptcy if all that remains is a security interest, and as long as the debt collector notifies the transferee that the consumer's personal liability for the debt was discharged. Both time-barred debt rules and passive debt collection will be published in December 2020. We will take the necessary steps to ensure that the third-party debt collectors we work with are compliant with the final rule.
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

In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic impacting businesses and economies. In accordance with federal and state guidelines, we expanded our payment flexibility programs for our customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 60 days, up to a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to the deferral period, not to exceed an additional 180 days. Per FASB guidance, the finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan considering the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
Our business is affected by seasonality, which can cause significant changes in portfolio size and profit margins from quarter to quarter. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in profit margins in the first quarter of the year and decreased margins in the second through fourth quarters.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, we perform a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, we performed this test at October 31. We completed our annual test as of October 1, 2019 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets.
As a result of the recent global economic impact and uncertainty due to COVID-19, we concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of the previously consolidated UK reporting unit and the Elastic reporting unit. We performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. While there was a decline in the fair value of the Elastic reporting unit, there was no impairment identified during the first quarter quantitative assessment. As of September 30, 2020, we performed another interim detailed qualitative and quantitative assessment of the Elastic reporting unit due to the continued negative economic impact of the COVID-19 pandemic. For the period from March 31, 2020 to September 30, 2020, the fair value of the Elastic reporting unit remained steady and there was no impairment identified.
Prior to the adoption of ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), our impairment evaluation of goodwill was already based on comparing the fair value of our reporting units to their carrying value. The adoption of ASU 2017-04 as of January 1, 2020 had no impact on our evaluation procedures. The fair value of the reporting units is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting units, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting units. The income approach uses our projections of financial performance for a six to nine-year period and includes assumptions about future revenues growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the reporting units’ operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
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

We have no recorded liabilities for US uncertain tax positions at September 30, 2020 and December 31, 2019. Tax periods from fiscal years 2014 to 2018 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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
On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was signed into law. We have reviewed the tax relief provisions of the CARES Act regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate.  We are continuing to monitor and evaluate our eligibility of the CARES Act tax relief provisions to identify any that may become applicable in the future.
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
Derivative Financial Instruments
On January 11, 2018, we and ESPV each entered into one interest rate cap transaction with a counterparty to mitigate the floating rate interest risk on a portion of the debt underlying the Rise and Elastic portfolios, respectively, which matured on February 1, 2019. The interest rate caps were designated as cash flow hedges against expected future cash flows attributable to future interest payments on debt facilities held by each entity. We initially reported the gains or losses related to the hedges as a component of Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets in the period incurred and subsequently reclassified the interest rate caps’ gains or losses to interest expense when the hedged expenses were recorded. We excluded the change in the time value of the interest rate caps in our assessment of our hedge effectiveness. We present the cash flows from cash flow hedges in the same category in the Condensed Consolidated Statements of Cash Flows as the category for the cash flows from the hedged items. The interest rate caps do not contain any credit risk related contingent features. Our hedging program is not designed for trading or speculative purposes.
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
Interest rate sensitivity
Our cash and cash equivalents as of September 30, 2020 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APRs associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, we and ESPV each entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility, respectively. These interest rate caps matured on February 1, 2019. On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at September 30, 2020 was $147.6 million and the balance at December 31, 2019 was $200.1 million. The outstanding balance of our EF SPV Facility was $93.5 million at September 30, 2020 and the balance at December 31, 2019 was $102 million. The outstanding balance of our ESPV Facility was $199.5 million and $226.0 million at September 30, 2020 and December 31, 2019, respectively. Based on the average outstanding indebtedness through the nine months ended September 30, 2020, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $2.3 million for the period.

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
In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate’s spin-off from TFI under the Bankruptcy Code and TUFTA. If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate's net assets at the time of the spin-off. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. For these reasons, Elevate has not recognized a contingent loss reserve as of September 30, 2020, as the Company does not think that it is probable that it will incur a loss based on the nature of these claims. While Elevate can provide no assurances as to the duration or potential outcome of such proceeding, in the event that there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in this matter, Elevate could be obligated to file for bankruptcy. See Item 1A. "Risk Factors—Risks Related to Our Association with TFI—The Think Finance Litigation Trust in the TFI Bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off" of this Quarterly Report on Form 10-Q.
Additionally, a class action lawsuit against Elevate was filed on August 17, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position.
On June 5, 2020, the District of Columbia (the "District"), sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action has been removed to federal court, but the District filed a motion to remand to the Superior Court on August 3, 2020. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and Personify Financial have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. The lawsuit was removed to federal court and on May 11, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.

On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not filed any arbitration demand as of the date of this Quarterly Report on Form 10-Q. In addition, on April 6, 2020, Danh Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Mr. Le later filed an amended demand, dropping his request for public injunctive relief but adding alleged violations of the Electronic Fund Transfer Act and the Rosenthal Fair Debt Collection Practices Act. The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy. The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. Elevate disagrees that it has violated the above referenced laws and it intends to vigorously defend its position.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, respectively, and as set forth below.

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
The pandemic and measures implemented by government authorities to try to contain the virus can affect our business directly as well as affect our employees, customers and business partners. While we have successfully transitioned our employee base to a remote working environment, normal operations may be difficult to maintain, and our resources may be constrained. Similarly, the operations of our business partners and third-party service providers may be constrained, reducing the effectiveness of collections, credit bureau reporting, marketing or other aspects of our operations. The effects of the outbreak on us could be exacerbated given that the outbreak, and preventative measures taken to contain or mitigate the outbreak, may increasingly have significant negative effects on consumer discretionary spending and demand for and repayment of our products. Further, many of our customers are experiencing layoffs, slowdowns, work stoppages and other changes in work and financial circumstances, diminishing their demand for loans, eligibility for loans and ability to repay loans. In addition, efforts we take in response to the pandemic, such as expanding our payment flexibility programs, or to mitigate the effects of the pandemic, such as implementing underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, may not be successful or may have other effects on our business and results of operations such as, for example, decreasing the average APR of our products or reducing loan origination applications and loan origination volume.

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
Although our management team has many years of experience in the non-prime lending industry, we operate in an evolving industry that may not develop as expected. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in non-prime lending can be affected by a wide variety of factors including:
•Competition from other online and traditional lenders and credit card providers;
•Regulatory limitations that impact the non-prime lending products we can offer and the markets we can serve;
•An evolving regulatory and legislative landscape;
•Access to important marketing channels such as:
◦Direct mail and electronic offers;
◦TV and mass media;
◦Direct marketing, including search engine marketing; and
◦Strategic partnerships with affiliates;
•Changes in consumer behavior;
•Access to adequate financing;
•Increasingly sophisticated fraudulent borrowing and online theft;

•Challenges with new products and new markets;
•Dependence on our proprietary technology infrastructure and security systems;
•Dependence on our personnel and certain third parties with whom we do business;
•Risk to our business if our systems are hacked or otherwise compromised;
•Evolving industry standards;
•Recruiting and retention of qualified personnel necessary to operate our business and
•Fluctuations in the credit markets and demand for credit.
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
In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US less profitable or unattractive. On July 7, 2020, the CFPB issued a final rule concerning small dollar lending in order to maintain consumer access to credit and competition in the marketplace. The final rule rescinds the mandatory underwriting provisions of the previously proposed 2017 rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The final rule does not rescind or alter the payments provisions of the 2017 rule. See "—The CFPB issued a final ruling on July 7, 2020 affecting the consumer lending industry, and this or subsequent new rules and regulations, if they are finalized, may impact our consumer lending business" for more information.

In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the annual percentage rate (“APR”) of our loans. If individual states or the federal government impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. On April 30, 2019, Senator Dick Durbin reintroduced a bill that would create a national interest rate cap of 36% on consumer loans. S. 1230 "Protecting Consumers from Unreasonable Credit Rates Act of 2019" is co-sponsored by Senators Jeff Merkley, Sheldon Whitehouse, and Richard Blumenthal. Previous versions have been proposed in 2009, 2013, 2015 and 2017, but the bill has never made it to the House or Senate floor. The current bill is still pending in the Senate. In November 2019, Rep. Jesús "Chuy" García, Rep. Glenn Grothman and ten others introduced H.R. 5050, the Veterans and Consumers Fair Credit Act (VCFCA). This bill would create a national rate cap of 36% on all consumer loans from all lenders. Senators Jeff Merkley, Jack Reed, Sherrod Brown, Chris Van Hollen and others introduced S. 2833, a companion bill to H.R. 5050, in the Senate at the same time. The House Financial Services Committee held hearings on H.R. 5050 in February 2020 and it is possible that the bill will get more attention later this year. Most recently, on July 10, 2020, Rep. Jesús "Chuy" García attempted unsuccessfully to amend the Truth-in-Lending Act ("TILA") by expanding the 36% national rate cap on loans to active duty service members and their families. On January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans, including personal loans, car loans, and auto title loans, as well as open-end lines of credit made under its California Financing Law where the amount of credit is $2,500 or more but less than $10,000. Rise loans originated by Elevate were impacted by this law and as a result, on January 1, 2020, no new Rise loans have been originated in California.
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
When making loans in the US, we typically use the Automated Clearing House (“ACH”) system to deposit loan proceeds into our customers’ bank accounts. This includes loans that we originate as well as Elastic loans originated by Republic Bank & Trust Company (“Republic Bank”), Rise loans made through the credit services organization (“CSO”) programs and Rise loans originated by FinWise Bank ("FinWise") or CCB. These products also depend on the ACH system to collect amounts due by withdrawing funds from customers’ bank accounts when the customer has provided authorization to do so. ACH transactions are processed by banks, and if these banks cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.
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
For the loans we originate through Rise, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans in Texas and the Rise loans and Elastic lines of credit originated by unaffiliated third parties. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:
•become past due in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.
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
The loan portfolio for Elastic, which is originated by a third-party lender, gets funding as a result of the purchase of a participation interest in the loans it originates from Elastic SPV, Ltd. (“Elastic SPV”), a Cayman Islands entity that purchases such participations. Elastic SPV has a loan facility with VPC for its funding, for which we provide credit support, and we have entered into a credit default protection agreement with Elastic SPV that provides protection for loan losses. Similarly, the loan portfolios for the Rise loans originated by FinWise and CCB get funding as a result of the purchase of a participation interest in the loans they originate from EF SPV, Ltd. (“EF SPV”) and EC SPV, Ltd. ("EC SPV"), both Cayman Islands entities that purchase such participations. Both EF SPV and EC SPV have a loan facility with VPC for their funding, for which we provide credit support, and we have entered into credit default protection agreements with both EF SPV and EC SPV that provide protection for loan losses. Any voluntary or involuntary halt to this existing program could result in the originating lender halting further loan originations until an additional financing partner could be identified.
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
We do not originate and do not ultimately control the pricing or functionality of Elastic lines of credit originated by Republic Bank, Rise loans originated by FinWise Bank and CCB, and the Today Card originated by CCB (collectively the "Bank-Originated Products" and the "Bank Partners" or the "Banks"). Generally, a "Bank" is an entity that is chartered under federal or state law to accept deposits and/or make loans. Each Bank Partner has licensed our technology and underwriting services and makes all key decisions regarding the marketing, underwriting, product features and pricing. We generate revenues from these products through marketing and technology licensing fees paid by the Bank Partners, and through credit default protection agreements with certain Bank Partners. If the Bank Partners were to change their pricing, underwriting or marketing of the Bank-Originated Products in a way that decreases revenues or increases losses, then the profitability of each loan, line of credit or credit card issued could be reduced. Although this would not reduce the revenues that we receive for marketing and technology licensing services, it would reduce the revenues that we receive from our credit default protection agreements with the Bank Partners.
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
We frequently explore paths to expand our market reach and product portfolio. For example, we have launched or are in the process of launching other non-prime products like bank-originated installment loans and credit cards through FinWise and CCB and the Today Card, a bank-originated credit card. In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology, develop and support new third-party partnerships or other costs which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although the Company outsources most of its customer support and collections staff, additional volumes would lead to increased costs in these areas.
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

In the states in which we originate Rise under a state-license, the rates and terms vary based on specific state laws. In states with lower maximum rates, we have more stringent credit criteria and generally lower initial customer profitability due to higher customer acquisition costs and higher losses as a percentage of revenues. While these states can have significant growth potential, they typically deliver lower profit margins. In states in which FinWise or CCB originate Rise installment loans, loan participations are purchased from FinWise or CCB by a third party, which we protect from loan losses pursuant to a credit default protection arrangement. As a result, Rise loans originated through our third-party partnerships have the same pattern of variable profit margins depending on state laws and which states are offering the most growth potential.
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
Our paid search activities may not continue to produce the desired results. Internet search engines often revise their methodologies. The volume of customers we receive through organic ranking and paid search could be adversely affected by any such changes in methodologies or policies by search engine providers, by:
•decreasing our organic rankings or paid search results;
•creating difficulty for our customers in using our web and mobile sites;
•producing more successful organic rankings, paid search results or tactical execution efforts for our competitors than for us; and
•resulting in higher costs for acquiring new or returning customers.
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
We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are currently the subject of several pending lawsuits and class action claims with respect to the services we provide to the banks we work with and our lending practices under relevant state law. For more information please see Note 12—Commitments, Contingencies and Guarantees in the Notes to the Consolidated Condensed Financial Statements included in this report. Further, while we disagree that we have violated any state laws and regulations and intend to vigorously defend our position, there can be no assurance that we will be successful or that any relief granted will not be material. A future adverse ruling in or a settlement of any such litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, create obligations, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions. In accordance with applicable accounting guidance, we establish an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and reasonably estimable. Even when an accrual is recorded, however, we may be exposed to loss in excess of any amounts accrued.

In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against us, including without limitation, the requirement that we pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate's net assets at the time of the spin-off. For more information please see “—The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. For these reasons, we have not recognized a contingent loss reserve as of September 30, 2020 as we do not think that it is probable that we will incur a loss based on the nature of these claims. The lawsuit with the TFLT could, however, cause investors to sell our stock based on concerns about potential adverse outcomes, whether unfounded or not, which could negatively impact our share price.
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
At December 31, 2019, the US NOL was approximantely $47 million and the results from operations in 2019 utilized 89% of this carryforward. We expect that our results from operations in 2020 will fully utilize the NOL carryforward. If not utilized, the US NOL will begin to expire in 2034. If we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
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
These actions decrease the size of our total addressable market and cease our growth plans in the UK. In addition, in conjunction with the administration, claims related to the management and financial support of ECIL prior to the administration could be asserted, which could result in additional expense to us. We also may be required to provide certain administrative, technical and other services, and incur other exit costs and expenses related to ECIL during its administration. While we do not believe claims or costs related to ECIL during its administration are likely to have a material adverse impact on our results of operations or financial condition, we cannot provide complete assurance we will not experience significant additional claims or costs related to the administration of ECIL and its prior business conducted in the UK.

RISKS RELATED TO OUR ASSOCIATION WITH TFI
The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off or for violations of certain federal laws.
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
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to the spin-off under the Bankruptcy Code and TUFTA. If it were determined that the spin-off constituted an avoidance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages in an amount equal to the difference between the consideration received by TFI in the spin-off and the fair market value of Elevate at the time of the spin-off. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. For these reasons, Elevate has not recognized a contingent loss reserve as of September 30, 2020 as the Company does not think that it is probable that it will incur a loss based on the nature of these claims. In the future, however, in negotiations with the TFLT in the TFI bankruptcy, Elevate may be obligated to book a reserve for potential settlement amounts that it considers as an estimate of possible loss. Any such reserve could have a material adverse impact on Elevate’s financial condition. Additionally, a class action lawsuit against Elevate was filed on August 17, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position. While Elevate can provide no assurances as to whether there will be a settlement, or a judgment against Elevate, or what the terms of any such settlement or judgment could be, in the event that Elevate is unable to pay any amount resulting from such settlement or judgment, it could have a material adverse effect on the Company’s financial condition, and Elevate could be obligated to file for bankruptcy.

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

We, our marketing affiliates, our third-party service providers and our Bank Partners must comply with US federal, state and local regulatory regimes, including those applicable to consumer credit transactions. Certain US federal and state laws generally regulate interest rates and other charges and require certain disclosures. In particular, we may be subject to laws such as:
•local regulations and ordinances that impose requirements or restrictions related to certain loan product offerings and collection practices;
•state laws and regulations that impose requirements related to loan or credit service disclosures and terms, credit discrimination, credit reporting, debt servicing and collection;
•the Truth in Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions and other substantive consumer protections with respect to credit cards, such as an assessment of a borrower's ability to repay obligations and penalty fee limitations;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and similar state laws that prohibit unfair and deceptive acts or practices;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder and state non-discrimination laws, which generally prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act, and similar state laws, which promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act (the “FDCPA”) and similar state and local debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors and creditors in connection with the collection of consumer debts;
•the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder and similar state privacy laws, which include limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and require financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities as well as to safeguard personal customer information, and other privacy laws and regulations;
•the Bankruptcy Code and similar state insolvency laws, which limit the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;
•the Military Lending Act and Department of Defense rules, which limit the interest rate and fees that may be charged to military members and their dependents, requires certain disclosures and prohibits certain mandatory clauses among other restrictions;

•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines and restrictions on the electronic transfer of funds from consumers’ asset accounts;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and, with consumer consent, permits required disclosures to be provided electronically;
•the Bank Secrecy Act, which relates to compliance with anti-money laundering, customer due diligence and record-keeping policies and procedures; and
•the Telephone Consumer Protection Act (the "TCPA") and the regulations of the Federal Communications Commission (the "FCC"), which regulations include limitations on telemarketing calls, auto-dialed calls, prerecorded calls, text messages and unsolicited faxes.
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
The case law involving whether an originating lender, on the one hand, or third parties, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to Elastic, or Rise of Texas or FinWise or CCB states, loans could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs. Even if we were not required to change our business practices to comply with applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If Republic Bank, FinWise Bank, CCB or the CSO lenders in Texas were subject to such a lawsuit, they may elect to terminate their relationship with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate the programs.

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

In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans, both the OCC and FDIC issued final rules to clarify that when a bank sells, assigns or otherwise transfers a loan, the interest permissible prior to the transfer continues to be permissible following the transfer. The OCC final rule was effective on August 3, 2020. The FDIC final rule will be effective on August 21, 2020. On July 29, 2020, the attorneys general from California, Illinois and New York filed a lawsuit against the OCC challenging the rule. Then in August, attorneys general from California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina and D.C. sued the FDIC alleging the core of the rulemaking "is beyond the FDIC's power to issue, is contrary to statute, and would facilitate predatory lending through sham 'rent-a-bank' partnerships designed to evade state law."
Relatedly, both agencies have signaled they are working on a rule to remove uncertainty surrounding the “true lender” theory-which involves a claim by a borrower or regulator that the supposed “true lender” of a loan funded by a bank is a non-bank service provider of the bank, rather than the bank itself. This controversial theory poses a growing threat to banks’ ability to enter into contractual partnerships with non-bank service providers to extend responsible credit products that are far superior to payday loans. Such a theory threatens to undermine the long-established lending powers of national and state-chartered banks and the validity of their originated loans and could cause substantial disruption to the financial system upon which all Americans rely. On July 20, 2020, the OCC proposed a rule that would determine when a national bank or federal savings association makes a loan and is the "true lender" in the context of a partnership between a bank and a third party. The proposed rule would resolve this uncertainty by specifying that a bank makes a loan and is the "true lender" if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) funds the loan. On October 27, 2020, the OCC issued its final rule as proposed. In addition to the bright line test as to who is the "true lender", the rule also clarifies that as the "true lender" of a loan, the bank retains the compliance obligations associated with the origination of that loan, thus negating concern regarding harmful rent-a-charter arrangements. The rule becomes effective 60 days after it is published in the Federal Register.
On July 20, 2020, the FDIC announced that is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the efficient and effective adoption of innovative technologies at FDIC-supervised financial institutions. The Request for Information asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." The deadline for comments was September 22, 2020. We are awaiting further developments from the FDIC.
Lastly, the OCC and FDIC are also working on a proposed “Small Dollar Rule” which will facilitate greater financial inclusion and give guidance for banks that make “small dollar” loans to non-prime consumers. The guidance could impact the products or interest rates that unaffiliated third-party banks originate utilizing the Elevate’s lending platforms.
Effective January 1, 2021, the California Consumer Financial Protection Law ("CCFPL"), will expand the enforcement powers of the California Department of Financial Protection and Innovation (previously known as the California Department of Business Oversight). The new law extends state oversight of financial services providers not currently subject to state supervision.
In 2017, the Colorado Attorney General filed complaints in state court against marketplace lenders Marlette Funding LLC and Avant of Colorado LLC on behalf of the administrator of Colorado’s Uniform Consumer Credit Code (“UCCC”), alleging violations of the UCCC based on “true lender” and loan assignment (Madden) cases with respect to lending programs sponsored by WebBank and Cross River Bank, respectively. After years of litigation, on August 7, 2020, all parties entered into a settlement of all claims comprising of a civil money penalty of $1,050,000 and a $500,000 contribution to a Colorado financial literacy program. The settlement provides a safe harbor for the marketplace lending programs at issue in the suits, as well as certain of the banks’ other marketplace lending programs if certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure are followed. Only the parties to the litigation are bound by this settlement and further, it only applies to closed-end loans offered by banks in conjunction with non-bank partners or fintechs partnering with banks that involve origination of loans through an online platform. Another marketplace lender, Kabbage, Inc. and its bank, Celtic Bank, were sued in Massachusetts federal court in 2017, with the defendant alleging that Kabbage, not Celtic Bank, is the “true lender.” Kabbage, Inc. was successful in compelling arbitration in that case. In October 2019, Kabbage was sued in the Southern District of New York by several small businesses alleging violations of state usury laws (California, Massachusetts, Colorado, New York) and racketeering and conspiracy under federal RICO statutes. It also includes claims for violations of various state laws other than usury laws, including the California Financing Law Code ("CFLC"). This case was settled and dismissed in August 2020.

In the last few months, we have seen increased activity by some state regulatory authorities seeking to understand the services we provide to our Bank Partners. We cannot predict the final outcome of these inquiries or to what extent any obligations arising out of such final outcome will be applicable to our Company, business or officers, if at all. It is possible that some state regulators could conclude that we are subject to state laws, including licensing or registration in connection with services we provide to our Bank Partners. The recent and anticipated further clarifications of federal interest rate preemption by the OCC and FDIC should provide clarification to such conclusions.
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
A number of proposals have recently been implemented or are pending before federal and state legislative and regulatory bodies that could impose obligations in areas such as privacy. For example, the California Consumer Privacy Act (the “CCPA”) came into effect on January 1, 2020. The CCPA broadly defines personal information and provides California consumers increased privacy rights and protections. California Attorney General ("AG") Xavier Becerra submitted final proposed regulations on June 2, 2020 to guide covered businesses' implementation of the CCPA. The regulations address several CCPA provisions that explicitly call for the AG's input, as well as others that have been the subject of confusion, criticism, or discussion. With the passage of the California Privacy Rights Act (the “CPRA”) on November 3, 2020, we expect privacy rights of Californians will expand significantly and become more restrictive for companies that do business in California.
Additionally, on October 22, 2020, the CFPB issued an advance notice of proposed rulemaking (“ANPR”) soliciting feedback on how the CFPB should develop regulations to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Subject to rules prescribed by the CFPB, Section 1033 requires “covered persons” to make available to a consumer, upon request, information in the control or possession of the covered person concerning the consumer financial product or service that the consumer obtained from such covered person, including information related to any transaction, series of transactions or to the account, including costs, charges and usage data. Once the ANPR is published in the Federal Register, it will be open for comment for 90 days. It is difficult to assess the likelihood of the impact that this and any future legislation or rules and regulations implementing legislation could have on our business.

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
In January 2020, any California business became subject to the CCPA and if the November ballot initiative passes, will become subject to the CPRA. As described above in "-Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business," the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new products, services or technologies, relationships with strategic partners or acquisitions or changes in the timing of such anticipated events; of the termination of, or material changes to, material agreements; or of other events by us or our competitors;
•changes in economic conditions;
•changes in prevailing interest rates;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general and of companies in the financial services industry;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated changes in our operating results or fluctuations in our operating results;
•quarterly fluctuations in demand for our loans;
•whether our operating results meet the expectations of securities analysts or investors;
•actual or anticipated changes in the expectations of investors or securities analysts;
•regulatory developments in the US, foreign countries or both and our ability to comply with applicable regulations;
•material litigation, including class action lawsuits;
•major catastrophic events;
•sales of large blocks of our stock;
•entry into, modification of or termination of a material agreement; or
•departures of key personnel or directors.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. The provisions, among other things:
•establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•permit only our Board of Directors to establish the number of directors and fill vacancies on the Board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require two-thirds approval to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan, or a “poison pill;”
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which will require that all stockholder actions must be taken at a stockholder meeting;
•do not provide for cumulative voting; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

On July 25, 2019, the Company's Board of Directors authorized a share repurchase program providing for the repurchase of up to $10 million of our common stock through July 31, 2024. In January 2020, the Company's Board of Directors authorized a $20 million increase to the Company's existing common stock repurchase program providing for the repurchase of up to $30 million of the Company's common stock through July 31, 2024. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019 and during the first nine months of 2020, an additional 6,092,259 shares were repurchased at a total cost of $14.7 million, inclusive of any transactional fees or commissions. The share repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.

The following table provides information about our common stock repurchases during the quarter ended September 30, 2020.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
July 1, 2020 to July 31, 2020	1,282,573	$1.71	1,282,573	$16,426,859
August 1, 2020 to August 31, 2020	891,072	$2.59	891,072	$14,116,883
September 1, 2020 to September 30, 2020	949,035	$2.32	949,035	$11,916,911
Total	3,122,680	$2.15	3,122,680

(1) Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1+#	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 4, 2020, by and between Scott Greever and Elevate Credit Service, LLC (1)
10.2∞
First Amendment to Fifth Amended and Restated Financing Agreement dated July 31, 2020 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

10.3	Financing Agreement dated July 31, 2020 by and among EC SPV, LTD. as the borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent
10.4
Second Amendment to Financing Agreement, dated July 31, 2020, by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

10.5
First Amendment to Financing Agreement dated July 31, 2020 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent.

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

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	November 9, 2020	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)