Form 10-K
period 2020-12-31
Elevate Credit, Inc.
filed 2021-02-26
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock, par value $0.0004 per share, held by non-affiliates as of June 30, 2020 was approximately $45,042,141.

The number of shares outstanding of the Registrant's common stock, par value $0.0004 per share, as of February 24, 2021 was 36,838,621 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2020.

TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2020
INDEX TO FORM 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the effects of the outbreak and continuation of the novel coronavirus ("COVID-19") on demand for our products, our business, our financial condition and results of operations, including as a result of the expansion of our payment flexibility program to provide temporary relief to certain customers, underwriting changes we and the bank originators we support implemented to address credit risk associated with loan originations during the economic crisis created by the COVID-19 pandemic, and new legislation or other governmental responses to the pandemic, such as stimulus payments;
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
•customer demand for our product and our ability to rapidly grow our business in response to increased demand;
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

PART I
Item 1. Business
Unless expressly indicated or the context requires otherwise, the terms “Elevate,” “company,” “we,” “us” and “our” used below refer to Elevate Credit, Inc. and, where appropriate, our wholly owned subsidiaries and consolidated variable interest entities, as well as the direct lending and branded product business of our predecessor, Think Finance, Inc. ("TFI"), for periods prior to our 2014 spin-off from TFI. We generally refer to loans, customers and other information and data associated with each of Rise, Elastic and Today Card as Elevate’s loans, customers, information and data, irrespective of whether Elevate originates the credit to the customer or whether such credit is originated by a third party, or originated loans by FinWise Bank, Republic Bank and Capital Community Bank, where Elevate serves as a service provider. Effective June 29, 2020, we exited the United Kingdom (“UK”) and no longer offered installment loans under our “Sunny” brand name.
OUR COMPANY
This past year was one of the most challenging years ever, especially for non-prime consumers—approximately 132 million people in the US, typically defined as those with credit scores of less than 680. The volatility in monthly income sources for this large segment of America, what we now refer to as the New Middle Class, was even more pronounced with the shutdowns of vast portions of certain industries brought on by the COVID-19 pandemic. This has always been a difficult market to underwrite and serve with traditional credit approaches. We’re succeeding at it—and doing it responsibly—with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $8.8 billion in credit that have not been well served by traditional bank products and want better options than payday loans, title loans, pawn and storefront installment loans. Our current online credit brands, Rise (installment loan), Elastic (line of credit) and Today Card (credit card), reflect our mission to provide consumers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. These credit solutions help provide non-prime Americans with lower priced, safe, convenient and flexible financial solutions.
We call this mission "Good Today, Better Tomorrow."
In 2020, we had net income from continuing operations of $36.2 million and record adjusted earnings of $54.7 million, with a return on average equity (ROE) from continuing operations of 22.4% (refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted Earnings" below for our adjusted earnings calculation). COVID-19 had a negative impact on customer loan demand and resulting revenue, as government stimulus payments received by our brand customers were either used to pay down loans or to supplement their monthly income. This resulted in historically low loan losses, combined with lower direct marketing and operating costs, leading to higher operating income from continuing operations despite the drop in revenue. However, we’re most proud that we were able to serve non-prime Americans better than ever through the pandemic while also delivering exceptional shareholder returns.
We, along with the banks we support, have steadily reduced the effective APR of our products for our non-prime consumers, with overall pricing on the entire loan portfolio now down 59% from 2013. We estimate that, since 2013, our products have saved our customers more than $7.9 billion over what they would have paid for payday loans, based on a comparison of revenues from our combined loan portfolio and the same portfolio with an APR of 400%, which is the approximate average APR for a payday loan according to the Consumer Financial Protection Bureau ("CFPB"). As of December 31, 2020, more than 65% of Rise customers in good standing have received a rate reduction on their installment loan. Additionally, in 2020 we, along with the banks we support, offered payment assistance tools to more than 80,000 of our customers, helping them navigate through the pandemic. We believe all this differentiates our products in the market. Moreover, we believe doing business this way is the right thing to do.
We differentiate ourselves in the following ways:
➢    Online and mobile products that are “Good Today, Better Tomorrow.”    Our products, and those originated by banks that rely on our marketing expertise and license our technology services, are “Good Today” because they help solve our customers’ immediate financial needs with competitively priced credit and a simple online application process that provides credit decisions in seconds and funds as soon as the next business day. We are committed to transparent pricing with no prepayment penalties or punitive fees as well as amortizing loan balances and flexible repayment schedules that let customers design the loan repayment terms that they can afford (Rise and Elastic products). Our five-day risk-free guarantee provides confidence to customers that if they can find a better financial solution within that time span, they simply repay the principal with no other fees. In addition, our products are “Better Tomorrow” because they reward successful payment history with rates on subsequent loans that can decrease over time (Rise installment loans) and can help customers improve their long-term financial well-being with features like credit bureau reporting, free credit monitoring, and online financial literacy videos and tools.

➢    Industry-leading technology and proprietary risk analytics optimized for the non-prime credit market.    We have made substantial investments in our proven technology and analytics platforms to support rapid scaling and innovation, robust regulatory compliance, and ongoing improvements in underwriting. Our proven technology platform provides for nimble testing and optimization of our user interface and underwriting strategies, highly automated loan originations, cost-effective servicing, and robust compliance oversight. Our proprietary risk analytics infrastructure utilizes a massive (approximately 80+ terabyte) Hadoop database composed of more than ten thousand potential data variables related to each of the customers we have served. We are in the process of migrating our data stack to Snowflake, a next generation cloud-based platform, which will provide us with improved scalability, reliability and performance benefits to support our future growth. Our team of data scientists uses our proprietary technology to build and test scores and strategies across the entire underwriting process, including segmented credit scores, fraud scores, affordability scores and former customer scores. We also use a variety of analytical techniques from traditional multivariate regression to machine learning and artificial intelligence to continue to enhance our underwriting accuracy while complying with applicable lending laws and regulations. As a result of our proprietary technology and risk analytics, more than 95% of loan applications are automatically decisioned in seconds with no manual review required.
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
➢    Payment assistance tools.    We integrate payment assistance tools into all three products currently in market. These tools include payment grace periods, payment deferments, interest rate reductions, and/or principal and interest forgiveness. We developed these best-in-class features to assist non-prime consumers as they face unexpected financial hardships, such as a loss of income. We know from our experience that non-prime consumers will often experience financial challenges throughout the course of a loan – adding this layer of assistance at no additional costs helps the customer through a period of financial difficulty resulting in a positive outcome for both the customer and for us. During the pandemic, these tools became a lifeline for some 80,000 customers. Many of these tools are available self-service to customers through our platform. We continue to invest in payment assistance tools and anticipate they will continue to result in successful outcomes for the customer and for us beyond the pandemic.
OUR PRODUCTS
Our innovative online credit solutions provide immediate relief to customers today and can help them build a brighter financial future. Rise and Elastic are available through online and mobile devices. The Today Card is a credit card product, and its user interfaces all happen online or through a mobile device as well. These products reflect the deep experience of our management team in the online non-prime lending industry and utilize leading technology and proprietary risk analytics to effectively manage profitability and optimize the customer experience.
Each of these products reflects our “Good Today, Better Tomorrow” mission and offers competitive rates and responsible lending features along with credit building and financial wellness tools. Our products have rates on subsequent loans that can decrease over time (Rise installment loans), no punitive fees (Rise and Elastic products), an industry-leading five day "Risk Free Guarantee," credit bureau reporting, free credit monitoring, and online financial literacy videos and tools. The five day "Risk Free Guarantee" allows the borrower five business days to change their mind about the loan and return the principal with no fees. In addition, to help our customers facing financial hardships, we have eliminated punitive fees, including returned payment fees and late charges, among others, on all products excluding our Today Card credit card, which does include some modest industry-standard fees. Our products offer rates that we believe are typically more than 50% lower than many generally available alternatives from legacy non-prime lenders, and since 2013 have saved our customers more than $7.9 billion over what they would have paid for payday loans.
We provide convenient, easy-to-use products via online and mobile platforms. Consumers are able to apply using a mobile-optimized online application, which takes only minutes to complete from a mobile or desktop device. Credit determinations are typically made in seconds and more than 95% of loan application decisions are fully automated with no manual review required. Funds are typically available the next-day. Consumers can elect to make payments via preapproved automated clearinghouse (“ACH”) authorization or other methods such as check or debit card transfer.

Our customers can select a payment schedule that fits their needs with no prepayment penalties. We do not offer any “single payment” or “balloon-payment” credit products that can lead to a cycle of debt and have been criticized by many consumer groups as well as the CFPB. To ensure that consumers fully understand the product and their alternatives, we provide extensive “Know Before You Borrow” disclosures. Consistent with our goal of being sensitive to the unique needs of non-prime consumers, we also offer flexible solutions to help customers facing issues impacting their ability to make scheduled payments. Our solutions include notifications before payment processing, extended due dates, grace periods, payment plans and special payment programs.
Prior to the COVID-19 pandemic, all of our brands offered flexibility in payment schedules and deferrals. In 2020, we rolled out additional self-serve features that allowed more than 80,000 customers to modify their payment plans at no incremental costs. We expect these programs to continue into the future as these programs enhance consumer repayment likelihood and consumer flexibility.
This combination of features has resulted in extremely high customer satisfaction for our products. Our customer satisfaction ratings were generally over 90% for our products during 2020.
Rise, Elastic, and Today Card each follow distinct regulatory models, providing diversification across different regulatory frameworks. The Rise brand operates under licenses from each state it serves and is regulated by the CFPB; it also operates as a bank-originated credit product that is regulated by the FDIC. Elastic and the Today Card brands are both bank-originated and are regulated by the FDIC and other bank regulators.

RISE	Elastic	today

	Installment	**Line of credit**	**Credit card**
Geographies	32 US states	37 US states	35 US States
Originator	Elevate through state license, FinWise Bank and Capital Community Bank	Republic Bank	Capital Community Bank
Loan size	$300-$5,000	$500-$4,500	$1,000-$3,500
Loan term	4-26 months	Up to 10 months	n/a
Effective APR	110%	94% (fee-based product)	30%

RISE
WITH $500 TO $2,000 FROM RISE IN YOUR ACCOUNT*
TOMORROW'S LOOKING UP
GET STARTED
First name
Last name
Email address
State
CHECK YOUR LOAN OPTIONS
WHY RISE

Elastic
Log In
Get $500 to $4,500
for unexpected expenses as soon as tomorrow.
A Flexible Credit Account, anytime you need it.
First Name
Last Name
Email Address
State

today
It's your card. So you're in charge.
Activate Card
Find My Offer
Enrollment Code
First Name
Last Name
State
Select
Email Address
Find My Offer
Add Me To The Waiting List
Privacy
Security & Legal
Pricing & Terms
Contact Us
FAQ

Rise—installment loans
The structure of the Rise brand varies as a result of differing state laws and federal law governing the portfolio. We utilize risk-based pricing across the portfolio to optimally serve a large percentage of non-prime customers with rates ranging from 36% to 299%. There are no origination fees, monthly fees, late fees, over-limit fees, or fees for returned payments on the product. Eligible customers may receive a rate reduction on their next loan if certain eligibility criteria are met. As of December 31, 2020, more than 65% of Rise installment customers in good standing had received a rate reduction mid-loan or after a refinance or on a subsequent loan. Retention is also strong, with approximately 70% of Rise installment customers in good standing having refinanced or taken out a subsequent loan as of December 31, 2020. We believe the Rise effective APR of 110% for the year ended December 31, 2020, is nearly 75% lower than the average effective rate of a typical payday loan, based on the CFPB’s findings that the average APR for a payday loan is approximately 400%.

FinWise Bank and Capital Community Bank also license the Rise brand and originate installment loans in certain states not otherwise covered by the Elevate-originated Rise brand. As the originator of the Rise loans in those states, the banks review and approve all marketing materials and campaigns and determine the underwriting strategies and score cutoffs used in processing applications. In addition, FinWise Bank and Capital Community Bank define all program parameters and provide full compliance oversight over all aspects of the programs. Under the terms of our agreement with the banks, we provide the marketing services related to the Rise brand and license our technology platform and proprietary credit and fraud scoring models in order to help them originate and service the Rise customers. Our platform supports the banks' operational and compliance activities related to the Rise program. See “Management’s discussion and analysis of financial condition and results of operations—Overview” regarding the structure of EF SPV, Ltd. and EC SPV, Ltd. and how we recognize revenue associated with Rise loans originated by FinWise Bank and Capital Community Bank.
Elastic—bank-originated lines of credit
Elastic is an online line of credit designed to be a financial safety net for non-prime consumers, originated by a third-party lender, Republic Bank. We believe that Elastic's effective APR of 94% for the year ended December 31, 2020 is more than 75% lower than the average effective rate of a typical payday loan, based on the above-mentioned findings by the CFPB. There are no origination fees, monthly fees, late fees, over-limit fees or fees for returned payments on the product. Additionally, consumers must make a 10% mandatory principal reduction each month designed to encourage the full repayment of the original loan amount in approximately 10 months or less.
Under the terms of our agreement with Republic Bank, we provide them with marketing services related to the Elastic program and license them our technology platform and proprietary credit and fraud scoring models to originate and service Elastic customers. However, as the originator of the Elastic lines of credit, Republic Bank reviews and approves all marketing materials and campaigns and determines the underwriting strategies and score cutoffs used in processing applications. In addition, Republic Bank defines all program parameters and provides full compliance oversight over all aspects of the program. Our platform supports Republic Bank’s operational and compliance activities related to the Elastic program. See “Management’s discussion and analysis of financial condition and results of operations—Overview” regarding the structure of ESPV and how we recognize revenue associated with Elastic loans.
Today Card—credit card
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by Capital Community Bank of Utah under the licensed Mastercard brand.
As our lowest APR product (29.99-34.99%), Today Card allows us to serve a broader spectrum of non-prime Americans. During 2020, Today Card experienced significant growth, with 237% year-over-year growth in the number of active customers. We followed a specific limited growth plan in 2020 to continue testing customer response rates and credit quality. Based on our initial rollout, customer response to the Today Card has been very strong, and we continue to see extremely high response rates, high customer engagement, and positive customer satisfaction scores. We will look to continue to scale this product in 2021.
Sunny—UK installment loans
We ceased offering installment loans in the UK under our “Sunny” brand effective June 29, 2020 due to a continued lack of clarity within the UK regulatory environment coupled with the ongoing impact of the COVID-19 pandemic. See “Regulatory Environment” for additional information related to our exit from the UK market.
INDUSTRY OVERVIEW
Non-prime consumers represent the largest segment of the US credit market
We provide credit to non-prime consumers, many of whom face reduced credit options and increased financial pressure due to macro-economic changes over the past few decades. We believe that this segment of the population represents a massive and underserved market of approximately 132 million consumers in the US:
➢    According to an analysis of FICO credit score data as of 2018, more than 33% of the US population had non-prime credit scores of less than 680.
➢    In 2020, a CFPB report indicated that one in ten US adults, or approximately 26 million individuals, lack a credit record and are "credit invisible." Another 19 million Americans have a credit record but no score due to either a lack of sufficient history or current data.

Typical customers are middle-income and have a mainstream demographic profile as illustrated below, according to a 2019 and 2020 Elevate analysis of income and homeownership of customers, including self-reported customer information. This is in line with the average of the population of the US in terms of income, educational background and rate of homeownership. We refer to them as the “New Middle Class.”

Rise and Elastic Customer Profile
Average income	$44,532 for Rise ($38,038 Median) $53,018 for Elastic ($45,942 Median)
% Attended college	82%
% Own their homes (2019 survey)	17%
Typical range of FICO score(1)	577-608
 (1) Range of middle quintile of Elevate US customers - 2020 Elevate data.
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
The New Middle Class has an unmet need for credit
Due to wage stagnation over the past several decades and the continued impact of the previous financial crisis, the New Middle Class is characterized by a lack of savings and significant income volatility. According to a Federal Reserve survey in 2019, 37% of American adults said they could not cover an emergency expense of $400 or would cover it by selling an asset or borrowing money. Further, the JPMorgan Chase Institute reported in a 2015 study of 100,000 US customers that 41% saw their incomes vary by more than 30% from month-to-month and noted that the bottom 80% of households by income lacked sufficient savings to cover the volatility observed in income and spending. Compounding these financial realities is the fact that average household income has generally remained flat for over a decade. As a result, our customer base often must rely on credit to fund unexpected expenses, like car and home repairs or medical emergencies.
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

Banks do not adequately serve the New Middle Class
Most banks have tightened their underwriting standards and increased their minimum FICO score requirements for borrowers, leaving non-prime borrowers with severely reduced access to traditional credit. Despite the improving economy before the pandemic, banks continue to underserve the New Middle Class. According to our analysis of master pool trust data of securitizations for the five major credit card issuers, we estimate that from 2008 to 2016 revolving credit available to US borrowers with a FICO score of less than a 660 was reduced by approximately $142 billion. This reduction has had a profound impact on non-prime consumers who typically have little to no savings. Often, the only credit-like product offered by banks that is available to non-prime borrowers is overdraft protection, which in essence provides credit at extremely high rates. A 2017 report by the CFPB estimates that consumer overdraft and non-sufficient funds fees revenues total as much as $17 billion annually.
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
Fintech startups have largely ignored the non-prime credit market
Where new online marketplace lenders and small business lenders have emerged to serve prime consumers, few innovative solutions tailored for non-prime consumers have come to market and achieved any meaningful scale. We believe this is because underwriting non-prime consumers presents significantly greater analytical challenges than underwriting prime consumers. Unlike prime consumers, the credit profiles of non-prime consumers vary greatly and may contain significant derogatory credit information, yet non-prime consumers often need instant decisions with a minimum of paperwork and inconvenience. While new data and techniques can assist in improving underwriting capabilities, we believe lenders still require deep insight and extensive experience to successfully serve non-prime consumers while maintaining target loss rates. Additionally, we believe the compliance and other systems necessary to serve non-prime consumers in a manner consistent with regulatory requirements can be a barrier to entry. We believe we have a significant lead over new entrants with our competitive advantages, experience and technology. Additionally, we have seen the competitive landscape shift as larger competitors have shifted and diversified their operating models into other areas such as small business loans or into smaller international markets.
Consumers are embracing the internet for their personal finances
One of the anticipated long-term impacts from the pandemic will be the heightened shift to e-commerce. Across all industries, consumers have indicated their desire for convenient online interactions. We believe the pandemic accelerated this trend as retail storefronts across the nation were inaccessible. Financial products will be no exception, and we anticipate consumers of brick-and-mortar lenders to continue to shift to online offerings such as ours.
OUR COMPETITIVE ADVANTAGES
Using our proven technology platform and proprietary risk analytics infrastructure, we are able to offer our customers innovative credit solutions that place us as a leader among a new breed of more responsible, online non-prime lenders. We believe the following are our key competitive advantages:
➢    Differentiated online and mobile products for non-prime consumers.    Our product development is driven by a deep commitment to solving customers’ immediate financial need for credit and helping them improve their long-term financial future with our products' convenience, cost, transparency and flexibility. Our average customer receives an interest rate that we believe is more than 50% less than that offered by many legacy non-prime lenders. Furthermore, the convenience of online and mobile access and flexible repayment options distinguish our products from many legacy non-prime credit options. However, we go even further in creating credit products that can help enable customers to have a “better tomorrow" with rates that can decrease over time (Rise installment loans) and presenting a path to prime credit for struggling consumers with credit bureaus reporting, free credit monitoring, and online financial literacy videos and tools to help build better financial management skills.

➢    Industry-leading risk analytics infrastructure and underwriting scores.    Traditional approaches for underwriting credit such as FICO scores are not adequate for non-prime consumers who may have significant derogatory credit history or no credit history at all. Because continued leadership in non-prime underwriting is essential to drive growth, support continued rate reductions to customers, and manage losses, we built our proprietary risk analytics infrastructure to support the development and enhancement of our underwriting scores and strategies. As discussed above, our risk analytics infrastructure utilizes a massive (approximately 80+ terabyte) Hadoop database composed of greater than ten thousand potential data variables related to each of the 2.5 million customers we have served. This data is composed of variables from consumer applications and website behavior, credit bureaus, bank account transaction data, numerous other alternative third-party data providers as well as performance history for funded customers. Furthermore, our proprietary credit and fraud scoring models allow not only for the scoring of a broad range of non-prime consumers, but also across a variety of products, channels, geographies and regulatory requirements.
➢    Innovative and flexible proven technology platform.    Investment in our flexible and scalable technology platform has enabled us to rapidly grow and innovate new products. Our proven technology platform provides for nimble testing and optimization of our user interface and underwriting strategies, highly automated loan originations, cost-effective servicing, and robust compliance oversight. In addition, our platform is adaptable to allow us to enhance current products or launch future online products to meet evolving consumer preferences and respond to a dynamic regulatory environment. Further, our open architecture allows us to easily integrate with best-in-class third-party providers, including strategic partners, data sources and outsourced vendors.
➢    Seasoned management team with strong industry track record.    We have a seasoned team of senior executives with an average of over 15 years of experience in online technology and financial services. This team is led by Jason Harvison, a financial services industry veteran with over two decades of experience. Furthermore, under their management, Elevate was certified as a “Great Place To Work” in 2020 for the fifth consecutive year, with 92% of employees affirming that they believe Elevate is a great place to work. This is a testament to our strong customer-focused workplace culture, which has continued to thrive despite unprecedented challenges in 2020.
OUR STRATEGY
To achieve our goal of being the most trusted provider of financial services to the New Middle Class, we intend to execute the following strategies:
➢    Continue to grow our brands.    Rise and Elastic were launched in 2013, and the Today Card was launched in 2018. Given strong consumer demand and organic growth potential, we believe that significant opportunities exist to expand these three brands within their current markets via existing marketing channels. As non-prime consumers become increasingly familiar and comfortable with online and mobile financial services, we also plan to capture the new business generated as they migrate away from less convenient legacy brick-and-mortar lenders.
➢    Widen the credit spectrum of borrowers served with new products.    We continue to evaluate new product and market opportunities that fit into our overall strategic objective of delivering next-generation online and mobile credit products that span the non-prime credit spectrum. Our newest product, the Today Card offers much lower rates than our other products and is a credit card and that has helped us expand our market. In addition, we are continually focused on improving our analytics to effectively underwrite and serve consumers within those segments of the non-prime credit spectrum that we do not currently reach.
➢    Pursue additional strategic partnerships and digital marketing channels.    Our progressive non-prime credit solutions have attracted top-tier affiliate partners including Credit Karma and Lending Tree as a way to serve customers they have acquired. We intend to continue growing our existing affiliate partnerships and will evaluate opportunities to enter into new partnerships. We expect these partnerships to provide us with access to a broad range of potential new customers with low customer acquisition costs. In addition, we continue to expand our digital marketing efforts across our products. In 2021, we look to grow these channels by further optimizing our multi-channel marketing mix.
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
➢    Enter new markets.    We will explore pursuing strategic opportunities to expand into additional domestic markets. However, we plan to take a disciplined approach to expansion, utilizing customized products and in-market expertise. We currently do not expect to undertake any international expansion in the near term.

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
In non-prime consumer lending, however, the analytical challenges are significantly greater. Traditional credit scores like FICO are poorly correlated with risk for non-prime consumers. Whereas prime consumers have established positive credit histories with traditional credit products and very little derogatory credit information, non-prime consumers are more varied and difficult to underwrite since they may have significant derogatory credit history or no credit history at all. Because of the wider variety of credit backgrounds and higher credit risk, automated analytical techniques for underwriting non-prime consumers must be much more sophisticated.
We use our deep insights into non-prime consumers and extensive experience to develop differentiated analytical techniques and scores to better underwrite and price credit for the New Middle Class. This approach provides for extremely high levels of automation in the underwriting process and has been proven to be effective, resulting in improving credit performance since launching the current generation of products in 2013.

(1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.
(2) UK included in the 2013 to 2017 vintages only.
(3) Does not include Today Card data as it is not material since its launch in 2018.

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
Segmentation strategies across the entire underwriting process
Based on our extensive experience and track record in the industry, we have found that FICO and other monolithic credit scores are inadequate for the non-prime market. Instead, we have used our exclusive risk analytics infrastructure to develop an array of proprietary scores and strategies using highly predictive data sources and advanced analytical techniques targeting unique customer segments and marketing channels as well as different fraud types. This analytical approach, while more complex than most prime underwriting approaches, allows us to serve an expanding set of non-prime consumer segments and marketing channels while improving credit quality at acceptable customer acquisition costs. We use this approach across the entire underwriting process for both new and former customers, as described in the following chart:

Segment specific credit scores
Based on our segmentation model, we utilize highly predictive data (including nationwide credit reporting agencies (“NCRA”), non-prime bureau data, and wide-ranging alternative data sources, as well as internally collected proprietary customer credit performance history) and analytical techniques (including multivariate regression, machine learning and artificial intelligence techniques) to achieve a high level of accuracy building targeted credit scores for key customer segments and channels. For instance, for “prime-ish” consumers who have access to traditional credit sources but supplement them with non-prime credit, we use NCRA data extensively in our proprietary credit and fraud scoring models. For “challenged” consumers who have derogatory NCRA credit information and, as a result, non-prime credit data is more relevant, our proprietary credit and fraud scoring models leverage data provided by non-prime credit bureau sources like Experian's Clarity and Teletrack. For “credit invisibles” with limited or no credit history, we may utilize a host of alternative data sources, such as detailed bank account data as well as the duration for which an applicant has used the same mobile phone number or used an email address. Our definitions of our customer segments and the ways they affect our credit scoring models evolve over time.
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
Affordability analysis and line offers
Although not currently required by US federal law, we proactively assess the affordability of our products for our customers. We use multiple approaches including debt to income, payment to income and full budgeting based on third-party and self-reported information and continue to evaluate the effectiveness of each approach. Where applicable, we integrate real-time bank account information into our affordability scores. Our affordability assessment impacts both the decision of whether to provide the loan, as well as the maximum amount to offer. We use an enhanced affordability analysis that integrates previous payment history to underwrite current customers seeking to refinance their loan and for former customers requesting additional credit.
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
Fully automated, near-instant credit decisions
Credit and fraud determinations are made in seconds and over 95% of loan applications for all products are fully automated with no manual review required, based on our proprietary credit and fraud scoring models and affordability assessments. Once approved, the customer is provided the loan amount and relevant terms of the credit being offered. Of the less than 5% of loan applications requiring manual review, the majority require further documentation, which can be provided via scanning, fax, email or mail. Others may have failed a fraud rule in the applicable underwriting methodology and are managed based on the rule failed, and others are reviewed to address “know your customer” and/or OFAC requirements. We provide declined customers with the reasons for the decision as per regulatory requirements.
Elevate fraud detection agents manually review a limited number of applicants based on the results of the fraud scores and any discrepancies in the application data they provide (such as identity information prior to the funding of the loan). Fraud detection specialists generate and review intraday reports to identify cross-application fraud risk and use such reports to flag additional loan applications requiring review. They also use sophisticated link analysis of application information to identify potentially fraudulent activity and pursue additional investigation if fraud is suspected.

Commitment to research and development
Our Risk Management and Technology department represents over half of our workforce, with a focus on analysis of new (typically non-traditional) data sources and analytical techniques. We believe our commitment to research and development in risk analytics results in consistently improving capabilities, which give us an on-going competitive advantage in the market by allowing us to scale our business while providing savings back to our customers in the form of lower rates.
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
Our multi-channel approach is composed of the following:
➢    Direct mail: More than 22 million pre-selected credit offers mailed during the year ended December 31, 2020;
➢    Strategic partnerships: Multiple partnerships with large customer aggregators to drive traffic; and
➢    Digital marketing campaigns: Search engine optimization, content marketing, social media, paid search, digital advertising and email marketing.
Analytically-driven channel optimization
Each new marketing channel we introduce requires extensive testing and optimization before it can be scaled cost-effectively and requires significant on-going analytical support. For instance, we spent several years developing, testing, and optimizing our response and credit models for pre-approved direct mail campaigns to achieve an acceptable CAC for this channel. As a result, direct mail is now our largest and most profitable marketing capability, and we continue to identify new analytical approaches that help expand the addressable market through the direct mail channel.
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
We expect our relationships with strategic partners to continue to expand over time, and we will evaluate opportunities to enter into additional new partnerships.

Customer relationship optimization
Our sales and marketing efforts are not only focused on acquiring new customers. We focus on strong customer engagement, providing added value and developing a mutually beneficial relationship with current and former customers. If customers or former customers need additional liquidity, we strive to be the top of their consideration set. Based on rigorous creditworthiness and affordability analysis, we typically offer increased credit lines to former customers—often at lower rates. Also, subject to our usage caps, we may offer current customers the ability to refinance loans to receive additional funds. We use both email and text messaging campaigns to reach customers with additional credit offers. Because there is no additional CAC for originating these additional loans, these transactions are highly profitable and can support offering a lower APR for consumers.
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
Flexible and scalable proven technology platform
Our proven technology platform integrates the best available third-party products and capabilities under our proprietary architecture. This has allowed us to rapidly launch new products, modify product functionality and ensure regulatory compliance. Our platform includes proprietary modular architecture that facilitates high-availability, scalability and flexibility for changing product features. It supports open-end (lines of credit) products, closed-end (installment loans) and credit cards, and is easily configurable for new pricing and term structures, whether in response to regulatory changes or competitive opportunities. Currently, our technology platform supports our Rise and Elastic brands. The Today Card utilizes Total Systems Services, a global payment solution provider ("TSYS"), to store data and provide servicing functionality.

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
Cloud-hosted applications
Leveraging cloud technology for our customer-facing web applications, we are able to support rapid enhancements and optimizations to improve user experiences. Our front-end technology approach enables different user application flows for different customers depending on what channel they came to our site and will dynamically change the user interface data capture based on credit assessment. Our marketing and user experience teams can rapidly test new application flows on small percentages of inbound traffic to determine the impact of such changes on loan conversion, underwriting accuracy, and customer satisfaction prior to full deployment.

Sophisticated decision engine
Our sophisticated analytics approach requires us to manage numerous credit and fraud scores and strategies for each of our products, customer segments and marketing channels. In addition, because of our commitment to innovation and research and development, we regularly conduct testing of new scores, data providers and analytical techniques. This requires an extremely flexible yet compliant decision engine. Our decision engine is a key component of our technology platform and allows our Risk Management team to rapidly implement tests that control and measure the performance of new scores, data providers and analytical techniques against the existing best versions of each. In particular, the decision engine can rapidly integrate with new data providers and test a randomly selected percentage of application traffic with new scores and track their performance against existing scores.
All aspects of our underwriting process are controlled through components of our technology platform, from the credit and fraud scores to the various product affordability assessments, to the instant decisioning and credit assignment process and even including the fraud and verifications activities performed by fraud agents. In this manner, we have enhanced automation and have instituted tight controls over the entire decisioning process.
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
We have fully redundant capabilities in place to support all critical business functions through geographically separated data centers and utilization of the latest in cloud-based site recovery. Disaster recovery and business continuity plans and tests have been completed, which help to ensure our ability to recover in the event of a disaster or other unforeseen event.
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
Most legacy non-prime lenders still operate primarily out of brick-and-mortar locations and require extensive documentation and face-to-face interactions. With online and mobile-only products, Elevate eliminates the potential need for our customers to drive across town and stand in line to apply for credit. In fact, with our products, we typically deliver credit determination in seconds.
There are few providers attempting to deliver lower-cost, online non-prime credit products similar to ours. Although there are a number of technology-enabled financial services companies that target prime and near-prime customers, including LendingClub, Prosper and Avant, there are only a limited number of comparable online competitors in the non-prime lending space, such as OppLoans and NetCredit. We expect more entrants in this space as this market continues to develop. We also believe that it would require significant time and expense for other companies to build technological and analytical platforms similar to ours, which is geared towards serving non-prime consumers. While other lenders may use proprietary or off-the-shelf lending platforms to support their online lending operations, these typically are focused on specific product types, and this makes such platforms inflexible for the kind of product innovation that we have pursued. We are not aware of any off-the-shelf products that support the variety of non-prime products such as those supported by our proven technology platform and proprietary risk analytics infrastructure. Although technology generally can be reverse-engineered over time, we believe our proven and proprietary technology and analytics platforms provide a competitive advantage due to our lead time based on our long history of serving non-prime consumers with multiple credit products.

The online non-prime credit market in the US is extremely fragmented and most lenders source customers from lead generation companies, resulting in low brand recognition. Unlike these competitors, we have made a significant investment in establishing a direct-to-consumer, integrated multi-channel marketing capability using direct mail, search engine marketing, search engine optimization, and digital campaigns, which we believe creates a unique opportunity for Rise, Elastic and the Today Card to become dominant and trusted brands in this space.
REGULATORY ENVIRONMENT
The online consumer loan products we currently originate or support are subject to a range of laws, regulations and standards that address consumer lending, banking, credit services, consumer protections and reporting, information sharing, marketing, debt collection, data protection, state licensing and interest rate and term limitations, among other things.
All products are subject to supervision, regulation and / or enforcement by numerous regulatory bodies—from state regulators and attorneys general, federal regulators, like the CFPB, the FTC and in some cases the FDIC. Consistent with regulatory expectations, we have an extensive compliance program and internal controls.
For a discussion of the risks related to our regulatory environment, see “Risk factors—Risks Related to Our Business and Industry—The consumer lending industry continues to be subject to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations” and “Risk factors—Other Risks Related to Compliance and Regulation.”
State and local regulation and licensing applicable to products originated by Elevate
The Rise loans we originate directly to customers are regulated under a variety of enabling state statutes. The scope of state regulation, including permissible interest rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the maximum interest rate and fees that may be charged. Where licensing or registration is required, we are subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of loans and other administrative enforcement actions. These Rise loans are available in the following 12 states: Alabama, Delaware, Georgia, Idaho, Illinois, Mississippi, Missouri, New Mexico, North Dakota, South Carolina, Utah and Wisconsin. In these states, Rise may also be subject to additional municipal regulations and ordinances related to, for example, certain non-bank loan products and debt collection. The scope of municipal regulations and ordinances vary. Several state regulators have publicly expressed their intent to increase supervision and enforcement of consumer protection laws against supervised entities. State consumer protection laws also apply to Rise installment loans. In many states, legislators and attorneys general could increase their focus or enforcement of these consumer protection statutes. If this were to occur, it could result in additional regulatory oversight and enforcement on our business.
US state and federal regulation
All of our products are subject to a variety of state and federal laws, including but not limited to the following:
Truth in Lending Act.    The federal Truth in Lending Act (“TILA”) and its underlying regulations known as Regulation Z require creditors to deliver disclosures to borrowers during the life cycle of a loan—certain advertisements, at application, at account opening or at consummation and for open-end credit products, such as Elastic and Today Card, periodically, and for certain post-consummation events (e.g., refinancings, change in terms for open-end credit).
Under the appropriate disclosure rules, the originating creditor is required to provide borrowers with key information about the loan, including, for open-end credit, the annual percentage rate (if applicable), applicable finance charges, transaction and penalty fees, and, for closed-end loans, the annual percentage rate, the finance charge, the amount financed, the total of payments, the number and amount of payments and payment due dates. Consumers are provided substantive protections regarding loan products under Regulation Z and TILA with special rules for calculating annual percentage rates, advertising, and rules for resolving billing errors for open-ended credit.

Fair Credit Reporting Act.    We are also subject to the Fair Credit Reporting Act (the “FCRA”) and similar state laws, as both a user of consumer reports and a furnisher of consumer credit information to credit reporting agencies. The FCRA and similar state laws regulate the use of consumer reports and reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, including when an adverse action, such as a loan declination, is based on information contained in a consumer report. We only obtain and use consumer reports subject to the permissible purpose requirements under the FCRA, which also permits us to share our experience information, information obtained from credit reporting agencies, and other customer information with affiliates. We comply with notice and opt out requirements for prescreen solicitations and for certain information sharing under the FCRA. We also have implemented an identity theft prevention program to fulfill the requirements of the Red Flags Regulations and Guidelines issued under the Fair and Accurate Credit Transactions Act (the “FACT Act”).
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
Equal Credit Opportunity Act.    The federal Equal Credit Opportunity Act (the “ECOA”) generally prohibits creditors from discriminating against applicants on the basis of race, color, sex, age (provided the individual is of legal age to enter into a contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants and from using advertising or making statements that would discourage, on a prohibited basis, a reasonable person from making or pursuing an application.
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
Unfair, Deceptive, Abusive Acts and Practices.    The Dodd-Frank Act prohibits “unfair, deceptive or abusive” acts or practices (“UDAAPs”). Through enforcement actions, the CFPB has found UDAAP conduct in most phases in the life cycle of a loan, including the marketing, collecting and reporting of loans. UDAAPs could involve omissions or misrepresentations of important information to consumers or practices that take advantages of vulnerable consumers, such as elderly or low-income consumers. All products and services provided by Elevate and its vendors are subject to the UDAAP prohibition. There are also various state laws that govern unfair and deceptive acts and practices with which we must comply.
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
Electronic Fund Transfer Act.    The Electronic Fund Transfer Act of 1978 (“EFTA”) protects consumers engaging in electronic fund transfers, including preauthorized transactions and recurring transactions. The EFTA is implemented through Regulation E. Borrowers of our products often choose to repay by electronic fund transfers (“EFTs”) and, accordingly, a written authorization, signed or similarly authenticated, may be required in connection with auto-pay features. To the extent a borrower repays his or her payment obligation through EFTs, the EFTA and Regulation E apply, and contain restrictions and disclosure requirements while providing consumers certain rights relating to EFTs. Restrictions on how consumers choose to pay or how lenders comply with EFTs could impact our current business processes.
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
Gramm-Leach-Bliley Act.    We are also subject to various federal and state laws and regulations relating to privacy and security of consumers’ nonpublic personal information. Under these laws, including the federal Gramm-Leach-Bliley Act (“GLBA”) and Regulation P promulgated thereunder, we must disclose our privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. We may also be required to provide an opt-out to certain sharing. The GLBA and other laws also require us to safeguard personal information. The FTC regulates the safeguarding requirements of the GLBA for non-bank lenders through its Safeguard Rules.
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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services, including the consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. For a discussion of the risks to our business related to CFPB regulation, see “Risk factors— The CFPB may have examination authority over our consumer lending business that could have a significant impact on our business” and “Risk factors— The CFPB issued a final ruling on July 7, 2020 affecting the consumer lending industry, and this or subsequent new rules and regulations, if they are finalized, may impact our consumer lending business.”
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
United Kingdom ("UK")
Prior to June 29, 2020, we provided services in the United Kingdom ("UK") through our wholly-owned subsidiary, Elevate Credit International Limited (“ECIL”) under the brand name ‘Sunny.’ During the year ended December 31, 2018, ECIL began to receive an increased number of customer complaints initiated by claims management companies ("CMCs") related to the affordability assessment of certain loans. The CMCs' campaign against the high cost lending industry increased significantly during the third and fourth quarters of 2018 and continued through 2019 and into the first half of 2020, resulting in a significant increase in affordability claims against all companies in the industry over this period. The Financial Conduct Authority ("FCA"), a regulator in the UK financial services industry, began regulating the CMCs in April 2019 in order to ensure that the methods used by the CMCs are in the best interests of the consumer and the industry. Separately, the FCA asked all industry participants to review their lending practices to ensure that such companies are using an appropriate affordability and creditworthiness analysis. However, there continued to be a lack of clarity within the regulatory environment in the UK. This lack of clarity, coupled with the ongoing impact of COVID-19 on the UK market for Sunny, led the ECIL board of directors to place ECIL into administration under the UK Insolvency Act 1986 and appoint insolvency practitioners from KPMG LLP to take control and management of the UK business. As a result, we have deconsolidated ECIL and are presenting its results as discontinued operations in all periods presented unless otherwise noted.
HUMAN CAPITAL
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
Our values are reinforced in all aspects of our employees’ relationship with our company, including during the recruiting process, quarterly check-ins and annual performance reviews. In addition, each quarter, employees who demonstrate these values are nominated for “Smart Awards” and individuals and teams are selected and recognized at all-company Town Hall meetings. We are focused on attracting talented employees who embody innovation, collaboration and commitment to our core values. An integral part of our hiring process is our intern program, which helps to ensure we continually have a pipeline of talent throughout the year.
The technology sector is rapidly evolving, so we meaningfully invest in programs like Azure certification to advance the skills of our workforce. We retain talent by providing market-competitive compensation and benefits, including incentives and recognition programs, leadership development opportunities, and tuition assistance, and by fostering a company culture that gets stronger each year.
Elevate has been certified as a "Great Place to Work" from 2016 to 2020 based on a comparison of our employees' survey responses to responses of hundreds of other companies. We believe this reflects our commitment to build a strong and lasting company and corporate culture. We expanded Employee Resource Groups, which are voluntary, employee-led groups that help connect communities, raise broader awareness around Diversity, Equity and Inclusion, and enable us to leverage our differences. Additionally, in 2020, we appointed a Chief Diversity Officer, whose oversight is intended to ensure that we continue to pursue diversity in our workforce and leadership positions.
As a result of the pandemic, 100% of our workforce transitioned to work from home in March 2020. Halfway into the year, we found the need to reduce our workforce due to the economic impacts of COVID-19. Our voluntary turnover rate for 2020, which does not include our reduction of the domestic workforce by approximately 17% effective July 2020, was 14%. Our top priority continues to be the care, safety and well-being of our staff. As part of our further response to the pandemic, we provided two weeks of COVID-19 relief paid time off, stipends, half days off to recharge and two additional paid holidays. We continually surveyed our staff to keep them engaged and informed as they worked from home. Our working parents were provided flexible schedules to assist in managing work and childcare responsibilities and Elevate was recently named a “Best Place for Working Parents” in Fort Worth and Dallas, Texas. Our employee development programs transitioned to remote delivery, and we supported staff with virtual breakrooms, monthly fitness challenges and a drive-through holiday experience.
As of December 31, 2020, we had 437 full-time employees, including 213 in technology, 47 in risk management, 58 in marketing and product development, 63 in customer support and loan operations and 56 in general and support functions. We also outsource certain functions, such as collections and customer service to increase efficiencies and scalability. We use an internal quality team to review and improve third-party performance.
OUR INTELLECTUAL PROPERTY
Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to our customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the US and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models and software systems. We have either registered trademarks and/or pending applications in the US for the marks Elevate, Rise, Elastic and Today Card. Our trademarks are materially important to us and we anticipate maintaining them and renewing them.
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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. A summary of material risks include those set forth below. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
Risk Factor Summary
Risks Related to Our Business and Industry
•The ongoing COVID-19 pandemic and various policies being implemented to mitigate its spread could have a material adverse effect on our business, financial condition and results of operations.
•We operate in an industry that is rapidly evolving. Failure to keep up with the rapid technological changes in financial services and e-commerce, or changes in the uses and regulation of the internet could harm our business.
•Our most recent annual revenue declined from the prior year and we may not be able to maintain consistent profitability or grow in the future.
•Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.
•Failure to effectively identify, manage, monitor and mitigate fraud risk on a large scale from incomplete or incorrect information provided to us by customers or other third parties could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
•Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs as a percentage of revenues, and our ability to price appropriately in response to this and other factors is essential. We rely on our proprietary credit and fraud scoring models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may negatively impact our operating results.
•We depend on debt financing for most of the loans we originate, and our business could be adversely affected by a lack of sufficient financing at acceptable prices or disruptions in the credit markets, which could reduce our access to credit.
•Any decrease in our access to preapproved marketing lists from credit bureaus or other developments impacting our use of direct mail marketing could adversely affect our ability to grow our business.
•We rely on relationships, which are generally non-exclusive and subject to termination, with marketing affiliates to identify potential customers for our loans, and the growth of our customer base could be adversely affected if any such relationships are terminated or the number of referrals we receive is reduced.
•Our success and future growth depend on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.
•The failure of third parties to continue to provide certain key services to us in the current manner and at the current rates would adversely affect our revenues and results of operations.
•The profitability of our bank-originated products could be adversely affected by policy or pricing decisions made by the originating lenders.
•Our ability to continue to provide Bank-Originated Products could be adversely affected by a degradation in our relationships with our Bank Partners.
•Decreased demand for non-prime loans as a result of increased savings or income could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes.
•A decline in economic conditions could result in decreased demand for our loans or cause our customers’ default rates to increase, harming our operating results.
•We operate in a highly competitive environment and face competition from a variety of traditional and new lending institutions, including other online lending companies, and such competition could adversely affect our business, prospects, results of operations, financial condition or cash flows.
•Our business depends on the uninterrupted operation of our systems and business functions, including our information technology, as well as the ability of such systems to support compliance with legal and regulatory requirements.
•We are subject to cybersecurity risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents, and we may experience harm to our reputation and liability exposure from security breaches.

•Our ability to collect payment on loans and maintain accurate accounts may be adversely affected by computer viruses, physical or electronic break-ins, technical errors and similar disruptions.
•Our platform and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.
•To date, we have derived our revenues from a limited number of products and markets. Our efforts to expand our market reach and product portfolio may not succeed or may put pressure on our margins.
•Our allowance for loan losses may not be adequate to absorb such losses, and if we experience rising credit or fraud losses, our results of operations would be adversely affected.
•Increased customer acquisition costs and/or data costs would reduce our margins.
•If we are not able to attract and retain qualified officers and key employees, or if such officers or employees are temporarily unable to fully contribute to our operations, our business could be materially adversely affected.
•Our US loan business is seasonal in nature, which causes our revenues and earnings to fluctuate.
•If internet search engine providers change their methodologies for rankings or paid search results, or our rankings or results decline for other reasons, our new customer growth or volume from returning customers could decline.
•Our ability to conduct our business and demand for our loans could be disrupted by natural or man-made catastrophes.
•We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
•We are subject to intellectual property disputes from time to time, and such disputes may be costly to defend.
•Current and future litigation or settlements or regulatory proceedings, including involving the TFI bankruptcy, could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, or financial condition.
•We may be unable to use some or all of our net operating loss carryforward, which could materially and adversely affect our reported financial condition and results of operations.
Other Risks Related to Compliance and Regulation
•The consumer lending industry continues to be subject to new laws and regulations in many jurisdictions and by different governing bodies or agencies, including the FDIC and CFPB, that could restrict the consumer lending products and services we offer, impose additional compliance costs on us or our affiliates and third party service providers, render our current operations unprofitable, and prohibit our current operations; and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.
•If litigation were brought against us when we work with a federally insured bank that makes loans, rather than making loans ourselves and were such an action to be successful, we could be subject to state usury limits and/or state licensing requirements in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
•We use third-party collection agencies to assist us with debt collection. Their failure to comply with applicable debt collection regulations could subject us to fines and other liabilities, which could harm our reputation and business.
•Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters, which could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•The price of our common stock may be volatile, and the value of your investment could decline.
•If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
•We do not intend to pay dividends for the foreseeable future.
•Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of us.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
General Risk Factors
•Risks related to customer complaints, the legality or enforceability of the arbitration agreements we use, sales of substantial amounts of our common stock in the public markets, the requirements of being a public company and maintaining an effective system of disclosure controls and procedures and internal control over financial reporting.
We attempt to mitigate the foregoing risks. However, if we are unable to effectively manage the impact of these and other risks, our ability to meet our objectives would be substantially impaired and any of the foregoing risks could materially adversely affect our financial condition, results of operations, cash flows, our ability to make distributions to our stockholders, or the market price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The ongoing COVID-19 pandemic and various policies being implemented to mitigate its spread could have a material adverse effect on our business, financial condition and results of operations.
The spread of the novel Coronavirus Disease 2019 ("COVID-19") has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the US and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, volatility in oil and gas prices and in business valuations, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
The pandemic and measures implemented by government authorities to try to contain the virus can affect our business directly as well as affect our employees, customers and business partners. While we have successfully transitioned our employee base to a remote working environment, normal operations may be difficult to maintain, and our resources may be constrained. Similarly, the operations of our business partners and third-party service providers may be constrained, reducing the effectiveness of collections, credit bureau reporting, marketing or other aspects of our operations. The effects of the outbreak on us could be exacerbated given that the outbreak, and preventative measures taken to contain or mitigate the outbreak, may increasingly have significant negative effects on consumer discretionary spending and demand for and repayment of our products. Further, many of our customers are experiencing layoffs, slowdowns, work stoppages and other changes in work and financial circumstances, diminishing their demand for loans, eligibility for loans and ability to repay loans. In addition, efforts we take in response to the pandemic, such as expanding our payment flexibility programs, or to mitigate the effects of the pandemic, such as implementing underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, have had and may continue to have other effects on our business and results of operations, such as by reducing loan origination volume, or may not be successful or may have other effects on our business and results of operations such as, for example, decreasing the average annual percentage rate ("APR") of our products.
Government efforts to mitigate the economic effects of the pandemic, including new legislation, may affect our business and operations. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020, provides wide-ranging financial and regulatory relief related to the ongoing COVID-19 public health crisis. In addition to other regulatory relief measures, the CARES Act requires lenders that furnish credit information to report to credit bureaus that consumers are current on their loans if consumers have sought relief from their lenders due to the pandemic. The pandemic has also sparked a litany of new orders, rules, laws, guidance related to creditor collections and third-party debt collection activities. These rules generally prohibit certain collections activities for a specified time. It is anticipated that these restrictions, as well as certain options for borrowers to defer payments offered by us and the banks we work with, may impact collections for the at least the next several months. In addition, the US government has provided direct stimulus payments to individuals who typically comprise our customer base. Such payments reduce demand for our loan products, and any further economic relief or stimulus payment provided by the government in the future may cause demand for our products to remain depressed from prior levels.
While we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit quality, levels of liquidity and our ongoing compliance with debt covenants, there can be no assurance that the COVID-19 outbreak and its effects will not materially adversely affect our financial position, and our access to capital, to the extent we need additional liquidity, may be constrained due to disruptions in the capital markets and financial markets. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. Both we, and the bank originators we support, have also implemented underwriting changes to address credit risk associated with loan originations during the economic crisis created by the COVID-19 pandemic and have reduced loan origination applications and loan origination volume since the beginning of the COVID-19 pandemic in March 2020. The portfolio of loan products we and the bank originators provide, however, has experienced significantly decreased demand from both new and former customers since the COVID-19 pandemic began, including the effects of underwriting changes that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for loan products. To the extent these effects of the COVID-19 pandemic on our business continue, we may continue to experience lower customer loan originations and a corresponding decrease in revenues compared to pre-pandemic levels.

Given the dynamic nature of the COVID-19 outbreak, the extent to which it will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the actions taken and restrictions imposed by state and federal governments to contain the virus, treat its impact or provide stimulus to the economy and when and to what extent normal economic and operating activities can resume. Due to the uncertainty with respect to trajectory of the COVID-19 pandemic, we are not able at this time to estimate the timing or ultimate magnitude of the effect of these factors on our business, but any ongoing adverse impact on our business, results of operations, financial condition and cash flows could be material.
We operate in an industry that is rapidly evolving. Failure to keep up with the rapid technological changes in financial services and e-commerce, or changes in the uses and regulation of the internet could harm our business.
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
Our most recent annual revenue declined from the prior year and we may not be able to maintain consistent profitability or grow in the future.
Our revenue growth rate has fluctuated over the past few years and it is possible that, in the future, even if our revenues continue to increase, our rate of revenue growth could decline, either because of external factors affecting the growth of our business, such as the COVID-19 pandemic, or because we are not able to scale effectively as we grow. In addition, we will need to generate and sustain increased revenues in future periods in order to remain profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. If we cannot manage our growth effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the APR of our loans. If individual states or the federal government impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. For example, on January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans, including personal loans, car loans, and auto title loans, as well as open-end lines of credit made under its California Financing Law where the amount of credit is $2,500 or more but less than $10,000. Rise loans originated by Elevate were impacted by this law and as a result, on January 1, 2020, no new Rise loans have been originated in California.
On January 13, 2021, the Illinois state legislature passed a bill that would prohibit lenders from charging more than 36% APR on all consumer loans. The legislation applies to all non-commercial loans, including closed-end and open-end credit, retail installment sales contracts and motor vehicle retail installment sales contracts. The Illinois legislation broadly defines “lender” to include any (i) affiliate or subsidiary of a lender or (ii) person or entity that buys a whole or partial interest in a loan, arranges a loan for a third party or acts as an agent for a third party in making a loan. The definition of “lender” also includes any other person or entity if the Department of Financial and Professional Regulation determines that the person or entity is engaged in a transaction that it is in substance a disguised loan or a subterfuge for the purpose of avoiding this legislation.

The Illinois legislation exempts federal and state-chartered banks. The legislation includes a “no evasion” provision that emphasizes that a person or entity is a lender subject to the requirements of the legislation notwithstanding the fact that the entity purports to act as an agent, service provider or in another capacity for another entity that is exempt from the legislation, if, among other things: (i) the entity holds, acquires or maintains, directly or indirectly, the predominant economic interest in the loan, (ii) the entity markets, brokers, arranges or facilitates the loan and holds the right, requirement or first right of refusal to purchase loans, receivables or interests in the loans or (iii) the totality of the circumstances indicate that the entity is the lender and the transaction is structured to evade the requirements of such legislation. The Illinois legislation requires lenders subject to its requirements to calculate the 36% APR using the system for calculating a military APR under Section 232.4 of the Military Lending Act. The legislation provides that any loan made in excess of 36% APR would be considered null and void. The Illinois legislation becomes effective upon the Governor’s signature. Upon enactment, Rise Credit of Illinois will no longer originate loans that are not in compliance with the new law. At the national level, bills that would create a national interest rate cap of 36% on consumer loans have been proposed at various times, including in 2009, 2013, 2015, 2017 and 2019.
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
In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available. In response to Operation Choke Point, H.R. 2706 was introduced in the House to halt future similar actions. The bill passed out of the House on December 11, 2017 but did not progress. On March 7, 2019, the House introduced the Secure And Fair Enforcement Banking Act of 2019 (H.R. 1595). The bill passed the House on September 25, 2019, and was received in the Senate where it has not moved. On May 22, 2019, the FDIC issued a letter in connection with litigation acknowledging that certain of its "employees acted in a manner inconsistent with FDIC policies with respect to payday lenders" in what has been generically described as "Operation Choke Point," and that this conduct created misperceptions about the FDIC's policies. Most recently, on January 14, 2021, the OCC released a final rule to ensure fair access to banking services provided by large national banks, federal savings associations, and federal branches and agencies of foreign bank organizations aimed at remedying the unfairness of Operation Choke Point. The rule implements language included in Title III of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which charged the OCC with "assuring the safety and soundness of, and compliance with laws and regulations, fair access to financial services, and fair treatment of customers by, the institutions and other persons subject to its jurisdiction." The rule was to take effect on April 1, 2021. However, it was not published in the Federal Register prior to January 20, 2021 when President Biden issued an executive order stopping any rules which has not been published in the Federal Register or otherwise finalized from going into effect, and as a result, its effective date is currently pending determination.

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
Failure to effectively identify, manage, monitor and mitigate fraud risk on a large scale from incomplete or incorrect information provided to us by customers or other third parties could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
For the loans we originate through Rise, our growth is largely predicated on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans, Elastic lines of credit and Today Card credit card receivables originated by third-party banks. See “Management’s discussion and analysis of financial condition and results of operations—Components of Our Results of Operations—Revenues.” Lending decisions by such originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based partly on information provided by loan applicants and partly on information provided by consumer reporting agencies, such as TransUnion, Experian or Equifax and other third-party data providers. Data provided by third-party sources is a significant component of the decision methodology, and this data may contain inaccuracies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:
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
In addition, our proprietary credit and fraud scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Online lenders are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud us or consumers simply have no intent to repay the money they have borrowed, the related portfolio of loans will exhibit higher loan losses. We have in the past and may in the future incur substantial losses and our business operations could be disrupted if we or the originating lenders are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.
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
Our net charge-offs as a percentage of revenues for the years ended December 31, 2020 and 2019 were 41% and 52%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers, and the terms on which we or the originating lenders are willing to provide credit, including the price, we and the originating lenders rely heavily on our proprietary credit and fraud scoring models, which comprise an empirically derived suite of statistical models built using third-party data, data from customers and our credit experience gained through monitoring the performance of customers over time. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs. In addition, any upgrades or planned improvements to our technology and credit models may not be implemented on the timeline that we expect or may not drive improvements in credit quality for our products as anticipated, which may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
We depend on debt financing for most of the loans we originate and our business could be adversely affected by a lack of sufficient financing at acceptable prices or disruptions in the credit markets, which could reduce our access to credit.
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

The loan portfolio for Elastic, which is originated by a third-party lender, gets funding as a result of the purchase of a participation interest in the loans it originates from Elastic SPV, Ltd. (“Elastic SPV”), a Cayman Islands entity that purchases such participations. Elastic SPV has a loan facility with VPC for its funding, for which we provide credit support, and we have entered into a credit default protection agreement with Elastic SPV that provides protection for loan losses. Similarly, the loan portfolios for the Rise loans originated by FinWise and CCB receive funding as a result of the purchase of a participation interest in the loans they originate from EF SPV, Ltd. (“EF SPV”) and EC SPV, Ltd. ("EC SPV"), both Cayman Islands entities that purchase such participations. Both EF SPV and EC SPV have a loan facility with VPC for their funding, for which we provide credit support, and we have entered into credit default protection agreements with both EF SPV and EC SPV that provide protection for loan losses. Any voluntary or involuntary halt to this existing program could result in the originating lender halting further loan originations until an additional financing partner could be identified.
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
We rely on relationships, which are generally non-exclusive and subject to termination, with marketing affiliates to identify potential customers for our loans and the growth of our customer base could be adversely affected if any such relationships are terminated or the number of referrals we receive is reduced.
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. In the year ended December 31, 2020, loans issued to Rise and Elastic customers referred to us by our strategic partners constituted 11% of total new customer loans. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements also contain no requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates will not terminate our relationship with them or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our success and future growth depend on our successful marketing efforts, and if such efforts are not successful, our business and financial results may be harmed.
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
The failure of third parties to continue to provide certain key services to us in the current manner and at the current rates would adversely affect our revenues and results of operations.
The Elastic line of credit product, which is originated by a third-party lender and contributed approximately 36.8% of our revenues for the year ended December 31, 2020, the Rise loans originated by third-party lenders, which contributed approximately 27.2% of our revenues for the year ended December 31, 2020, and the Today Card originated by a third-party lender, which contributed 0.7% of our revenues for the year ended December 31, 2020, depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers. Additionally, as described above, our business, including our Elastic loans, Rise loans originated by a third-party lender and Today Card credit cards, depends on the ACH system, and ACH transactions are processed by third-party banks. See “—Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” We also utilize many other third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication systems and information systems, and we may need to expand our relationships with third parties, or develop relationships with new third parties, to support any new product offerings that we may pursue.

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
We operate in a highly competitive environment and face competition from a variety of traditional and new lending institutions, including other online lending companies and such competition could adversely affect our business, prospects, results of operations, financial condition or cash flows.
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

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology, as well as the ability of such systems to support compliance with legal and regulatory requirements.
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

In addition, federal and some state regulators are considering promulgating rules and standards to address cybersecurity risks and many US states have already enacted laws requiring companies to notify individuals of data security breaches involving their personal data. In addition, federal regulators, such as the Federal Reserve, OCC and FDIC are considering rules that would require companies to notify their primary federal regulatory of significant cybersecurity incidents immediately. These mandatory disclosures or potentially mandatory disclosures regarding a security breach are costly to implement and may lead to widespread negative publicity, which may cause customers to lose confidence in the effectiveness of our data security measures.
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
We frequently explore paths to expand our market reach and product portfolio. For example, we have launched or are in the process of launching other non-prime products like bank-originated installment loans and credit cards through FinWise and CCB and the Today Card, a bank-originated credit card. In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology, develop and support new third-party partnerships or other costs, which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although we outsource most of our customer support and collections staff, additional volumes would lead to increased costs in these areas.
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

In the states in which we originate Rise under a state-license, the rates and terms vary based on specific state laws. In states with lower maximum rates, we have more stringent credit criteria and generally lower initial customer profitability due to higher customer acquisition costs and higher losses as a percentage of revenues. While these states can have significant growth potential, they typically deliver lower profit margins. In states in which FinWise or CCB originate Rise installment loans, loan participations are purchased from FinWise or CCB by a third party SPV, which we protect from loan losses pursuant to a credit default protection arrangement. As a result, Rise loans originated through our third-party partnerships have the same pattern of variable profit margins depending on state laws and which states are offering the most growth potential.
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
Our allowance for loan losses may not be adequate to absorb such losses and if we experience rising credit or fraud losses, our results of operations would be adversely affected.
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
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. Under the current SEC definitions, we meet the definition of an SRC as of the ASU 2019-10 issuance date and are adopting the deferral period for ASU 2016-13.
The new methodology for determining the allowance for loan losses, once we adopt, will extend the time frame covered by the estimate of credit losses by including forward-looking information, such as "reasonable and supportable" forecasts in the assessment of the collectability of loans. As a result, rather than just looking at historical performances of loans to determine allowance for loan losses, we will have to consider future losses as well. Further, the new standard will drive a change in the accounting treatment in that the new expected lifetime losses of loans will be recognized at the time a loan is made rather than over the lifetime of the loans. We anticipate that adoption of this new methodology may have a material impact on our financial statements due to the timing differences caused by the change. We also expect that the internal financial controls processes in place for our loan loss reserve process will be impacted. In addition, if we fail to accurately forecast the collectability of our loans under this new methodology and we reserve inadequate allowance amounts, we could be required to absorb such additional losses, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Increased customer acquisition costs and/or data costs would reduce our margins.
Although loan losses are our largest cost, if customer acquisition costs or other servicing costs increased, it would reduce our profit margins. Marketing costs would be negatively affected by increased competition or stricter credit standards that would reduce customer fund rates. We could also experience increased marketing costs due to higher fees from credit bureaus for preapproved direct mail lists, search engines for search engine marketing, or fees for affiliates, and these increased costs would reduce our profit margins. Other costs, such as legal costs, may increase as we pursue various company strategic initiatives, which could further reduce our profit margins.
We purchase significant amounts of data to facilitate our proprietary credit and fraud scoring models. If there was an increase in the cost of data, or if we elected to purchase from new data providers, there would be a reduction in our profit margins.
Any such reduction in our profit margins could result in a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
If we are not able to attract and retain qualified officers and key employees, or if such officers or employees are temporarily unable to fully contribute to our operations, our business could be materially adversely affected.
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
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We cannot ensure that we will be able retain the services of any members of our senior management or other key employees. Our officers and key employees may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. While all key employees have signed non-disclosure, non-solicitation and non-compete agreements, they may still elect to leave us or even retire any time. Loss of key employees could result in delays to critical initiatives and the loss of certain capabilities and poorly documented intellectual property.
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

If internet search engine providers change their methodologies for rankings or paid search results, or our rankings or results decline for other reasons, our new customer growth or volume from returning customers could decline.
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
Finally, our competitors’ paid search, pay-per-click or search engine marketing activities may result in their sites receiving higher paid search results than ours and significantly increasing the cost of such advertising for us. We have little to no control over these potential changes in policy and methodologies relating to search engine results, and any of the changes described above could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our ability to conduct our business and demand for our loans could be disrupted by natural or man-made catastrophes.
Catastrophes, such as fires, hurricanes and tornadoes, floods, earthquakes, or other natural disasters, terrorist attacks, computer viruses and telecommunications failures, could adversely affect our ability to market, originate or service loans. Natural disasters, pandemics and acts of terrorism, war, civil unrest, violence or human error could also cause disruptions to our business or the economy as a whole, which could negatively affect customers’ demand for our loans. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster that affects our offices or one of the data center facilities we lease. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to market our products, accept and underwrite applications, provide customer service and undertake collections activities and cause lengthy delays which could harm our business, results of operations and financial condition. We have implemented a disaster recovery program that allows us to move production to a backup data center in the event of a catastrophe. Although this program is functional, we do not currently serve network traffic equally from each backup data center and are not able to switch instantly to our backup center in the event of failure of the main server site. If our primary data center shuts down, there will be a period of time that our loan products or services, or certain of such loan products or services, will remain inaccessible to our users or our users may experience severe issues accessing such loan products and services. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.
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
We are subject to intellectual property disputes from time to time, and such disputes may be costly to defend.
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
Current and future litigation or settlements or regulatory proceedings, including involving the TFI bankruptcy, could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, or financial condition.
We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are currently the subject of several pending lawsuits and class action claims with respect to the services we provide to the banks we work with and our lending practices under relevant state law. For more information please see Note 12—Commitments, Contingencies and Guarantees in the Notes to the Consolidated Financial Statements included in this report. Further, while we disagree that we have violated any state laws and regulations and intend to vigorously defend our position, there can be no assurance that we will be successful or that any relief granted will not be material. A future adverse ruling in or a settlement of any such litigation against us, our executive officers or another lender, could result in significant legal fees that could become material, could harm our reputation, create obligations, forego collection of the principal amount of loans, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular jurisdictions. In accordance with applicable accounting guidance, we establish an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and reasonably estimable. Even when an accrual is recorded, however, we may be exposed to loss in excess of any amounts accrued.

In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against us, including without limitation, the requirement that we pay money damages. For more information please see “—The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off.” While the TFLT values this claim at $246 million, we believe that we have valid defenses to the claim and intend to vigorously defend ourselves against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate views this lawsuit as without merit and intends to vigorously defend its position. Based upon preliminary settlement discussions in the fourth quarter of 2020, we accrued a contingent loss in the amount of $17 million for estimated losses related to the TFLT and class action disputes at December 31, 2020. This accrual is recognized as Non-operating loss in the Consolidated Income Statements and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
In accordance with applicable guidance, we establish an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and reasonably estimable. Even when an accrual is recorded, we may be exposed to loss in excess of any amounts accrued. Furthermore, the lawsuit with the TFLT could cause investors to sell our stock based on concerns about potential adverse outcomes, whether unfounded or not, which could negatively impact our share price.
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

We may be unable to use some or all of our net operating loss carryforward (NOL), which could materially and adversely affect our reported financial condition and results of operations.
At December 31, 2020, the NOL was approximately $64.8 million and we have a history of utilizing our past NOL carryforwards. We expect that our results from future operations will fully utilize the NOL carryforward. If not utilized, the NOL will begin to expire in 2034. If we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize the NOL or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through December 31, 2020. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, we may not be able to utilize a material portion of our NOL.

RISKS RELATED TO OUR ASSOCIATION WITH TFI
The Think Finance Litigation Trust in the TFI bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off or for violations of certain federal laws.
In connection with our separation from TFI, TFI has generally agreed to retain all liabilities that did not historically arise from our business. Third parties may seek to hold us responsible for TFI’s retained liabilities, including third-party claims arising from TFI’s business and retained assets. For a description of current claims against us related to TFI see "—Current and future litigation or settlements or regulatory proceedings, including involving the TFI bankruptcy, could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, or financial condition." Under the separation and distribution agreement, we are responsible for the debts, liabilities and other obligations related to the business or businesses that we own and operate. Under our agreements with TFI, TFI has agreed to indemnify us for claims and losses relating to its retained liabilities. However, if any of those liabilities are significant and we are ultimately held liable for such liabilities, we cannot assure you that we will be able to recover the full amount of our losses from TFI. Although we do not anticipate liability for any obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that we could be required to assume responsibility for certain obligations retained by TFI should TFI fail to pay or perform its retained obligations.
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
The CFPB is currently considering rules to define larger participants in markets for consumer installment loans for purposes of supervision. Once this rule and corresponding examination rules are established, we anticipate the CFPB will examine us. The CFPB’s examination authority permits CFPB examiners to inspect the books and records of providers and ask questions about their business practices. The examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default, consumer reporting activities and third-party relationships. As a result of these examinations, we could be required to change our products, our services or our practices, whether as a result of another party being examined or as a result of an examination of us, or we could be subject to monetary penalties, which could reduce our profit margins or otherwise materially adversely affect us.
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
The CFPB released its final “Payday, Vehicle Title, and Certain High-Cost Lending Rule” (the "2017 Rule") on October 5, 2017, covering certain short-term and longer-term loans with an APR of 36% or higher and have a “leveraged payment mechanism” such as an ACH payment plan. On February 6, 2019, the CFPB issued proposed revisions to the 2017 Rule (the “2019 Proposed Revisions”). The 2019 Proposed Revisions leave in place requirements and limitations on attempts to withdraw payments from consumers’ checking, savings or prepaid accounts. Among other requirements, the payment provisions prohibit lenders that have had two consecutive attempts to collect money from a consumers’ account returned for insufficient funds from making any further attempts to collect from the account unless the consumers have provided new authorizations for additional payment transfers. Additionally, the payment provisions require us to give consumers at least three business days' advance notice before attempting payment withdrawals. The mandatory compliance deadline for the payment provisions of the 2017 Rule was August 19, 2019. There are also recordkeeping requirements and compliance plan requirements in the 2019 Proposed Rule that will apply to us. On June 7, 2019, the CFPB announced a 15-month delay in the rule's August 19, 2019 compliance date to November 19, 2020 that applies only to the proposed rescission of the ability-to-pay provisions. Relatedly, the Community Financial Services Association of America (“CFSA”) sued the CFPB in April 2018 over the 2017 Rule. As a result, the court suspended the CFPB’s August 19, 2019 implementation of the 2019 Proposed Revisions pending further order of the court. On August 6, 2019, the court issued an order that leaves the compliance date stay in effect. On July 7, 2020, the CFPB issued its final rule concerning small dollar lending. The final rule rescinds the mandatory underwriting provisions of the 2017 Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The final rule does not rescind or alter the payments provisions of the 2017 Rule. It is unknown at this time to what extent this finalized rule, or any subsequent new rules and regulations proposed by the CFPB will have an adverse effect on the results of operations of our business.

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
In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans, both the OCC and FDIC issued final rules to clarify that when a bank sells, assigns or otherwise transfers a loan, the interest permissible prior to the transfer continues to be permissible following the transfer. The OCC final rule was effective on August 3, 2020. The FDIC final rule was effective on August 21, 2020. On July 29, 2020, the attorneys general from California, Illinois and New York filed a lawsuit against the OCC challenging the rule. Then in August 2020, attorneys general from California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina and D.C. sued the FDIC alleging the core of the rulemaking "is beyond the FDIC's power to issue, is contrary to statute, and would facilitate predatory lending through sham 'rent-a-bank' partnerships designed to evade state law."

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
On October 27, 2020, the OCC issued its final rule as proposed. In addition to the bright line test as to who is the "true lender", the rule also clarifies that as the "true lender" of a loan, the bank retains the compliance obligations associated with the origination of that loan, thus negating concern regarding harmful rent-a-charter arrangements. The rule became effective December 29, 2020.
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
On January 1, 2021, the California Consumer Financial Protection Law ("CCFPL"), expanded the enforcement powers of the California Department of Financial Protection and Innovation (previously known as the California Department of Business Oversight). The new law extends state oversight of financial services providers not currently subject to state supervision.
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
A number of proposals have recently been implemented or are pending before federal and state legislative and regulatory bodies that could impose obligations in areas such as privacy. For example, the California Consumer Privacy Act (the “CCPA”) came into effect on January 1, 2020. The CCPA broadly defines personal information and provides California consumers increased privacy rights and protections. In August 2020, final implementing regulations were approved to guide covered businesses' implementation of the CCPA, and since that time, the California Attorney General has proposed four sets of modifications to these regulations. With the passage of the California Privacy Rights Act (the “CPRA”) on November 3, 2020, we expect privacy rights of Californians will expand significantly and become more restrictive for companies that do business in California.
Additionally, on October 22, 2020, under the direction of CFPB Director Kraninger, the CFPB issued an advance notice of proposed rulemaking (“ANPR”) soliciting feedback on how the CFPB should develop regulations to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Subject to rules prescribed by the CFPB, Section 1033 requires “covered persons” to make available to a consumer, upon request, information in the control or possession of the covered person concerning the consumer financial product or service that the consumer obtained from such covered person, including information related to any transaction, series of transactions or to the account, including costs, charges and usage data. Once the ANPR is published in the Federal Register, it will be open for comment for 90 days. The comment period for the ANPR closed February 4, 2021. It is unknown what Director-Elect Chopra intends to do regarding this matter and further, it is difficult to assess the likelihood of the impact that this and any future legislation or rules and regulations implementing Section 1033 could have on our business.
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

In January 2020, California businesses became subject to the CCPA and in November 2020, such businesses became subject to the CPRA. As described above in "—Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business," the CCPA broadly defines personal information and provides California consumers increased privacy rights and protections.
Compliance with any new or developing privacy laws in the US, including the CCPA, the CPRA, or other state or federal laws that may be enacted in the future, may require significant resources and could have a material adverse impact on our business and results of operations.
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
We may not pay dividends for the foreseeable future.
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

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of us.
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
GENERAL RISK FACTORS
Customer complaints and/or negative perception could reduce our customer growth and our business could suffer.
Our reputation is very important to attracting new customers to our platform as well as securing repeat lending to existing customers. While we believe that we have a good reputation and that we provide customers with a superior experience, there can be no assurance that we will be able to continue to maintain a good relationship with customers or avoid negative publicity.
In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on non-bank consumer loans and bank originated loans for the non-prime consumer. Such consumer advocacy groups and media reports generally focus on the annual percentage rate for this type of consumer loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The finance charges assessed by us, the originating lenders and others in the industry can attract media publicity about the industry and be perceived as controversial. If the negative characterization of the types of loans we offer, including those originated through third-party lenders, becomes increasingly accepted by consumers, demand for any or all of our consumer loan products could significantly decrease, which could materially affect our business, prospects, results of operations, financial condition or cash flows. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations applicable to consumer loan products that could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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

Sales of substantial amounts of our common stock in the public markets, or the perception that it may occur, could reduce the price of our common stock and may dilute your voting power and ownership interest.
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
However, for so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, we will not be required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act until the date we are no longer an "emerging growth company" or we are no longer considered a non-accelerated filer. As a result, our stockholders may not have access to certain information they deem important.
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
Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently. We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules and regulations. Pursuant to Section 404, our management is required to report on, and, if we cease to be an emerging growth company, or cease to be a non-accelerated filer, our independent registered public accounting firm will have to attest to the effectiveness of, our internal control over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective if we fail to cure any identified material weakness or otherwise.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We lease our corporate headquarters in Fort Worth, Texas pursuant to a lease that expires September 30, 2023 and covers 94,979 square feet. We also lease approximately 59,360 square feet of office space in Addison, Texas pursuant to a lease that expires June 30, 2026.

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
In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate’s spin-off from TFI under the Bankruptcy Code and TUFTA. If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, we believe that we have valid defenses to the claim and intend to vigorously defend ourselves against this claim. In November 2020, Elevate made a settlement proposal to the TFLT and established a reserve based on its settlement offer amount. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate views this lawsuit as without merit and intends to vigorously defend its position. We accrued a contingent loss in the amount of $17 million for estimated loss related to the TFLT and class action disputes at December 31, 2020. The accrual is recognized as Non-operating loss in the Consolidated Income Statements and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Even when an accrual is recorded, we may be exposed to loss in excess of any amounts accrued. While Elevate can provide no assurances as to the duration or potential outcome of such proceedings, in the event that for either proceeding there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in these matters, Elevate could be obligated to file for bankruptcy. See Item 1A. "Risk Factors—Risks Related to Our Association with TFI—The Think Finance Litigation Trust in the TFI Bankruptcy, as well as third parties, may seek to hold us responsible for liabilities of TFI due to the Spin-Off" of this Annual Report on Form 10-K.
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
In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and Personify Financial have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, however Plaintiffs amended their complaint on January 25, 2021, suing Elevate alleging it is the true lender and violated Washington's Consumer Protection Act. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.

On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not filed any arbitration demand as of the date of this Annual Report on Form 10-K. In addition, on April 6, 2020, Danh Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Mr. Le later filed an amended demand, dropping his request for public injunctive relief but adding alleged violations of the Electronic Fund Transfer Act and the Rosenthal Fair Debt Collection Practices Act. The Plaintiffs in these actions assert claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”) and for breach of contract and civil conspiracy. The “unlawful” UCL claims are premised upon alleged violations of (a) the California Financing Law’s prohibition on unconscionable loans and (b) the California False Advertising Law. Elevate disagrees that it has violated the above referenced laws and it intends to vigorously defend its position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol "ELVT" on April 6, 2017.
Stockholders
There were 42 stockholders of record of Elevate common stock as of February 24, 2021.
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
Issuer Purchases of Equity Securities
At December 31, 2020, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $30 million of our common stock through July 31, 2024. We purchased $3.3 million of our common stock during the second half of 2019. During 2020, an additional 7,694,896 shares were repurchased at a total cost of $19.8 million, inclusive of any transactional fees or commissions. The stock repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The stock repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the fulfillment of certain employee stock equity programs. The following table provides information about our common stock repurchases during the quarter ended December 31, 2020.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1, 2020 to October 31, 2020	1,069,440	$2.87	1,069,440	$8,843,965
November 1, 2020 to November 30, 2020	—	$—	—	$8,843,965
December 1, 2020 to December 31, 2020	533,197	$3.76	533,197	$6,837,180
Total	1,602,637	$3.17	1,602,637
(1) Includes fees and commissions associated with the shares repurchased.
In January 2021, we repurchased an additional 1,241,513 of shares at a total cost of $5.3 million. The Board of Directors authorized a $25 million increase to the stock repurchase program in January 2021 providing for the repurchase of up to $55 million of our common stock through July 31, 2024.

Item 6. Selected Financial Data
As a Smaller Reporting Company, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our business, our results of operations and our financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $8.8 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers and provide working capital. The VPC Facility has a maximum total borrowing amount available of $218 million at December 31, 2020. See “—Liquidity and Capital Resources—Debt facilities.”

We also license our Rise installment loan brand to two banks. Beginning in the fourth quarter of 2018, we started licensing our Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 18 states. FinWise Bank initially provides all of the funding, retains a percentage of the balances of all of the loans originated and sells the remaining loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). Prior to August 1, 2019, FinWise Bank retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $250 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in the third quarter of 2020, we also license our Rise installment brand to an additional bank, CCB which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EC SPV as a variable interest entity under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a variable interest entity ("VIE") in our consolidated financial results. The ESPV Facility has a maximum total borrowing amount of $350 million as of December 31, 2020. See “—Liquidity and Capital Resources—Debt facilities.”
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by CCB under the licensed Mastercard brand, and a 95% participation interest in the credit card receivable is sold to us. As the lowest APR product in our portfolio, Today Card allows us to serve a broader spectrum of non-prime Americans. During 2020, Today Card experienced significant growth in its portfolio size despite the pandemic due to the success of our direct mail campaigns, the primary marketing channel for acquiring new Today Card customers. We followed a specific growth plan in 2020 to continue testing responses from the market and monitoring credit quality. Customer response to the Today Card is very strong, as we continue to see extremely high response rates, high customer engagement, and positive customer satisfaction scores.
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
•Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have improved our credit quality and lowered our credit losses. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

•Margin expansion.    We aim to manage our business to achieve a long-term operating margin of 20%. While our operating margins may exceed 20% in certain years, such as in 2020 when we incurred lower levels of direct marketing expense and materially lower credit losses due to a lack of customer demand for loans resulting from the effects of COVID-19, we do not expect our operating margin to increase beyond that level over the long-term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
Impact of COVID-19
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and an increase in unemployment, material decreases in business valuations in numerous industries, disrupted global supply chains, market volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. During the second half of 2020, regions of the United States were experiencing various levels of restrictions and closures, but overall, personal and business activities still have not returned to their previous normal levels as the virus continues to impact the population.
As COVID-19 has continued to impact our office locations, our employee base is currently working in a hybrid remote working environment in which employees may continue to work remotely or return to the office on a limited basis. We have sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support without any material interruption in services.
In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility tools to provide payment assistance programs to certain customers who meet the program’s qualifications. These tools include a deferral of payments for an initial period of 30 to 60 days, which we may extend for an additional 30 days, for generally a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to generally exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, the average APR of our products decreased due to the impact of the COVID-19 pandemic and the payment assistance tools that have been implemented. As of December 31, 2020, 8.7% of customers have been provided relief through a COVID-19 payment deferral program for a total of $34.6 million in loans with deferred payments. This compares to $38.7 million in loans with deferred payments, or 10.4% of customers, as of September 30, 2020. We believe that our customers are currently managing through the current crisis and returning to repayment status by meeting their next scheduled payment due while in the programs and continuing to meet their scheduled payments once they exit the programs.
Both we and the bank originators are closely monitoring the performance of the payment assistance tools and key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods. However, net charge-offs as a percentage of revenue during the third and fourth quarter of 2020 were at a historical low. Further, we believe the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of December 31, 2020, including loans that are part of the payment assistance tools. Both we, and the bank originators we support, have also implemented underwriting changes to address credit risk associated with loan originations during the economic crisis created by the COVID-19 pandemic and have reduced loan origination applications and loan origination volume since the beginning of the COVID-19 pandemic in March 2020.

The portfolio of loan products we and the bank originators provide has experienced significantly decreased demand and application volume for both new and former customers since the COVID-19 pandemic began, including the effects of underwriting changes that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we increased our marketing spend to acquire new customer loans during the second half of 2020 as compared to the first half, our overall loan origination volumes during the second half of 2020 were still below our historical origination volumes due to continued reduction in loan demand for our products and increased underwriting criteria. Given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine if demand for our loan products will increase during 2021. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle such as our operating expense reduction plan, which was implemented in July 2020. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any further economic relief, stimulus payments or legislation by the federal government; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results during 2021 is highly uncertain.
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
Revenues

	As of and for the years ended December 31,
Revenue metrics (dollars in thousands, except as noted)	2020	2019	2018
Revenues	$465,346	$638,873	$663,716
Period-over-period revenue increase/(decrease)	(27)%	(4)%	16%
Ending combined loans receivable – principal(1)	399,822	607,149	599,896
Average combined loans receivable – principal(1)(2)	453,983	561,334	555,950
Total combined loans originated – principal	628,660	1,102,766	1,140,711
Average customer loan balance (in dollars)(3)	1,861	2,011	1,940
Number of new customer loans	68,245	159,725	211,680
Ending number of combined loans outstanding	214,848	301,959	309,155
Customer acquisition costs (in dollars)	$297	$241	$259
Effective APR of combined loan portfolio	102%	113%	119%
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
Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we receive from customers who obtain a loan through the CSO program for the credit services, including the loan guaranty, we provide), revenues earned on the Elastic line of credit, and finance charges and fee revenues from the Today Card credit card product. See “—Components of our Results of Operations—Revenues.”

Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank), the 96% participation in FinWise Bank originated Rise installment loans and the 95% participation in CCB originated Rise installment loans and the 95% participation in the CCB originated Today Card credit card receivables, but include the full loan balances on CSO loans, which are not presented on our Consolidated Balance Sheet.
Total combined loans originated – principal.    The amount of loans originated in a period is driven primarily by loans to new customers as well as new loans to prior customers, including refinancing of existing loans to customers in good standing.
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
Number of new customer loans.    We define a new customer loan as the first loan or advance made to a customer for each of our products (so a customer receiving a Rise installment loan and then at a later date taking their first cash advance on an Elastic line of credit would be counted twice). The number of new customer loans is subject to seasonal fluctuations. New customer acquisition is typically slowest during the first six months of each calendar year, primarily in the first quarter, compared to the latter half of the year, as our existing and prospective customers usually receive tax refunds during this period and, thus, have less of a need for loans from us. Further, many customers will use their tax refunds to prepay all or a portion of their loan balance during this period, so our overall loan portfolio typically decreases during the first quarter of the calendar year. Overall loan portfolio growth and the number of new customer loans tends to accelerate during the summer months (typically June and July), at the beginning of the school year (typically late August to early September) and during the winter holidays (typically late November to early December).
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

The following tables summarize the changes in customer loans by product for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31, 2020
	Rise	Elastic	Today	Total
Beginning number of combined loans outstanding	152,435	146,317	3,207	301,959
New customer loans originated	46,857	13,302	8,086	68,245
Former customer loans originated	56,427	348	—	56,775
Attrition	(151,779)	(59,862)	(490)	(212,131)
Ending number of combined loans outstanding	103,940	100,105	10,803	214,848
Customer acquisition cost	$324	$351	$52	$297
Average customer loan balance	$2,197	$1,572	$1,306	$1,861

	Year ended December 31, 2019
	Rise	Elastic	Today	Total
Beginning number of combined loans outstanding	142,758	165,950	447	309,155
New customer loans originated	108,813	47,677	3,235	159,725
Former customer loans originated	80,624	62	—	80,686
Attrition	(179,760)	(67,372)	(475)	(247,607)
Ending number of combined loans outstanding	152,435	146,317	3,207	301,959
Customer acquisition cost	$248	$240	$23	$241
Average customer loan balance	$2,297	$1,727	$1,368	$2,011

	Year Ended December 31, 2018
	Rise	Elastic	Today	Total
Beginning number of combined loans outstanding	140,790	140,672	—	281,462
New customer loans originated	111,860	99,365	455	211,680
Former customer loans originated	86,278	746	—	87,024
Attrition	(196,170)	(74,833)	(8)	(271,011)
Ending number of combined loans outstanding	142,758	165,950	447	309,155
Customer acquisition cost	$275	$241	$1	$259
Average customer loan balance	$2,167	$1,747	$1,509	$1,940
Recent trends.    Our revenues for the year ended December 31, 2020 totaled $465.3 million, a decrease of 27% versus the prior year period. Our revenues for the year ended December 31, 2019 totaled $638.9 million, a decrease of 4% versus the prior year period. Both the Rise and Elastic products experienced a year-over-year decline in revenues of 26% and 31%, respectively, which were attributable to reductions in loan origination volume and lower effective APRs for the loan portfolio due to the economic crisis created by the COVID-19 pandemic beginning in March 2020. This decline in revenue was partially offset by a year-over-year increase in revenues for the Today Card product, which more than doubled its average principal balance outstanding in 2020. We believe Today Card balances increased during 2020 despite the impact of COVID-19 due to the nature of the product (credit card versus installment loan or line of credit), the lower APR of the product (effective APR of 30% in 2020 compared to Rise at 110% and Elastic at 94%) as customers receiving stimulus payments would be more apt to pay down more expensive forms of credit, and the added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
In response to the COVID-19 pandemic, we expanded our payment flexibility tools to provide temporary payment relief to certain customers who meet the program’s qualifications. This program allows for a deferral of payments for an initial period of 30 to 60 days, for generally a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to generally exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, the average APR of our Rise and Elastic products has decreased due to the impact of the COVID pandemic and the payment flexibility tools that have been implemented.

Additionally, the portfolio of loan products we and the bank originators provide has experienced significantly decreased loan demand for both new and former customers since the COVID-19 pandemic began, including the effects of underwriting changes that limited the volume of new customer loan originations and monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we increased our marketing spend to acquire new customer loans during the second half of 2020 as compared to the first half of 2020, our overall loan origination volumes during the second half of 2020 were still below our historical origination volumes due to continued reduction in loan demand for our products and increased underwriting criteria. As a result of the COVID-19 pandemic, Rise and Elastic principal loan balances at December 31, 2020 totaled $228.3 million and $157.4 million, respectively, down $121.8 million and $95.3 million, respectively, from a year ago. Conversely, Today Card principal loan balances at December 31, 2020 totaled $14.1 million, up $9.7 million from a year ago.
Given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine if demand for our Rise and Elastic loan products will increase in 2021. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.
Credit quality

	As of and for the years ended December 31,
Credit quality metrics (dollars in thousands)	2020	2019	2018
Net charge-offs(1)	$189,823	$330,317	$360,288
Additional provision for loan losses(1)	(32,913)	(4,655)	1,910
Provision for loan losses	$156,910	$325,662	362,198
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	6%	10%	11%
Net charge-offs as a percentage of revenues(1)	41%	52%	54%
Total provision for loan losses as a percentage of revenues	34%	51%	55%
Combined loan loss reserve(3)	$49,079	$81,992	$86,647
Combined loan loss reserve as a percentage of combined loans receivable(3)	12%	13%	14%
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
(3)Combined loan loss reserve is defined as the loan loss reserve for loans originated and owned by us plus the loan loss reserve for loans owned by third-party lenders and guaranteed by us. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to Allowance for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	11%	10%	4%	5%
2019	13%	10%	10%	12%
2018	13%	12%	12%	14%
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

The above chart depicts the positive impact COVID-19 has had on credit quality. Due to the lack of new customer loan demand, our implementation of payment assistance tools, and government stimulus payments received by our customers, net principal charge-offs as a percentage of average combined loans receivable-principal for the third and fourth quarters of 2020 are at historical lows and less than half of prior year percentages. This decrease in losses, combined with a decrease in direct marketing costs, resulted in gross profit being higher in 2020 as compared to 2019 and 2018 despite the significant decline in revenue.
In reviewing the credit quality of our loan portfolio, we break out our total provision for loan losses that is presented on our income statements under US GAAP into two separate items—net charge-offs and additional provision for loan losses. Net charge-offs are indicative of the credit quality of our underlying portfolio, while additional provision for loan losses is subject to more fluctuation based on loan portfolio growth, recent credit quality trends and the effect of normal seasonality on our business. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.

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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise loans originated under the state lending model (including CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due or 31 to 60 days past due. These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, during the past three years we have seen our net principal charge-offs as a percentage of average combined loans receivable - principal generally fluctuate between 10% and 14% depending on the overall mix of new, former and past due customer loans.
Recent trends.    Total loan loss provision for the year ended December 31, 2020 was 34% of revenues, which was below our targeted range of 45% to 55%, and below the 51% in the prior year period. For the year ended December 31, 2020, net charge-offs as a percentage of revenues totaled 41%, compared to 52% in the prior year period. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19), we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range of approximately 45% to 55% of revenue.
The combined loan loss reserve as a percentage of combined loans receivable totaled 12%, 13% and 14% as of December 31, 2020, 2019 and 2018, respectively. The loan loss reserve percentage remains relatively steady due to an increase in loans outstanding with a payment deferral under the payment flexibility tools offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculations. Past due loan balances at December 31, 2020 were 6% of total combined loans receivable - principal, down from 10% from a year ago, which is attributable to the COVID-19 payment flexibility tools.
We also look at principal loan charge-offs (including both credit and fraud losses) by vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs through December 31, 2020 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The preliminary data on the 2019 and 2020 vintages is that they are both performing better than the 2017 and 2018 vintages. However, it is possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the impact of a prolonged economic crisis resulting from the COVID-19 pandemic.

(1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.
(2) UK included in the 2013 to 2017 vintages only.
(3) Does not include Today Card data as it is not material since its launch in 2018.

Margins

	Twelve Months Ended December 31,
Margin metrics (dollars in thousands)	2020	2019	2018

Revenues	$465,346	$638,873	$663,716
Net charge-offs(1)	(189,823)	(330,317)	(360,288)
Additional provision for loan losses(1)	32,913	4,655	(1,910)
Direct marketing costs	(20,282)	(38,548)	(54,723)
Other cost of sales	(8,124)	(10,083)	(12,140)
Gross profit	280,030	264,580	234,655
Operating expenses	(159,819)	(163,011)	(146,883)
Operating income	$120,211	$101,569	$87,772
As a percentage of revenues:
Net charge-offs	41%	52%	54%
Additional provision for loan losses	(7)	(1)	—
Direct marketing costs	4	6	8
Other cost of sales	2	2	2
Gross margin	60	41	35
Operating expenses	34	26	22
Operating margin	26%	16%	13%
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
Recent operating margin trends.    For the year ended December 31, 2020, our operating margin was 26%, which was an increase from 16% in the prior year period and up from 13% in 2018. These margin increases were primarily driven by lower net charge-offs due to improved credit quality and by lower additional provisions for loan losses due to the decrease in the loan balances resulting from the COVID-19 pandemic. We also incurred lower marketing expenses for the year ended December 31, 2020 due to reduced marketing activities resulting from the reduced demand for our loan products during the COVID-19 pandemic.
While gross margins are currently above our targeted 40%, operating expenses as a percentage of revenue continue to increase due to the negative impact of the COVID-19 pandemic on loan balances and revenue. As a result, we implemented an operating expense reduction plan during the year ended December 31, 2020. We completed the following actions under our operating expense reduction plan:
• Reduction of our U.S. workforce by approximately 17% effective July 8, 2020;
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

Adjusted Earnings
Adjusted earnings represent our net income from continuing operations, adjusted to exclude:
•Contingent loss related to legal matters
•Cumulative tax effect of adjustments
Adjusted diluted earnings per share is Adjusted earnings divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net income from continuing operations and diluted earnings per share to Adjusted earnings and Adjusted diluted earnings per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands except per share amounts)	2020	2019	2018
Net income from continuing operations	$36,202	$26,196	$13,750
Impact of contingent loss related to legal matters	24,079	—	—
Cumulative tax effect of adjustments	(5,577)	—	—
Adjusted earnings	$54,704	$26,196	$13,750

Diluted earnings per share	$0.87	$0.59	$0.31
Impact of contingent loss related to legal matters	0.58	—	—
Cumulative tax effect of adjustment	(0.14)	—	—
Adjusted diluted earnings per share	$1.31	$0.59	$0.31
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income from continuing operations, adjusted to exclude:
•Net interest expense primarily associated with notes payable under the VPC Facility, EF SPV Facility, EC SPV Facility and ESPV Facility used to fund the loan portfolios;
•Share-based compensation;
•Depreciation and amortization expense on fixed assets and intangible assets;
•Gains and losses from dispositions or contingent losses related to legal matters included in non-operating loss; and
•Income taxes.
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

The following table presents a reconciliation of net income from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income from continuing operations	$36,202	$26,196	$13,750
Adjustments:
Net interest expense	49,020	62,533	73,298
Share-based compensation	8,110	9,875	8,175
Depreciation and amortization	18,133	15,879	11,476
Non-operating loss	24,079	681	350
Income tax expense	10,910	12,159	374
Adjusted EBITDA	$146,454	$127,323	$107,423

Adjusted EBITDA margin	31%	20%	16%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by continuing operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by continuing operating activities to FCF for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net cash provided by continuing operating activities(1)	$210,063	$333,316	$326,024
Adjustments:
Net charge-offs – combined principal loans	(144,697)	(258,250)	(285,556)
Capital expenditures	(16,069)	(17,745)	(21,241)
FCF	$49,297	$57,321	$19,227
 _________
(1)Net cash provided by continuing operating activities includes net charge-offs – combined finance charges.
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

	Twelve Months Ended December 31,
(Dollars in thousands)	2020	2019	2018

Net charge-offs	$189,823	$330,317	$360,288
Additional provision for loan losses	(32,913)	(4,655)	1,910
Provision for loan losses	$156,910	$325,662	$362,198
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
Beginning in 2018, we started licensing the Today Card brand and our underwriting services and platform to launch a credit card product originated by CCB, which initially provides all of the funding for that product. CCB retains 5% of the credit card receivable balance of all the receivables originated and sells a 95% participation in the Today Card lines of credit to us. The Today Card program was expanded in 2020.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to EC SPV. We do not own EC SPV, but we are required to consolidate EC SPV as a variable interest entity under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
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
As of each of the period ends indicated, the following table presents a reconciliation of:
•Loans receivable, net, Company owned (which reconciles to our Consolidated Balance Sheets included elsewhere in this Annual Report on Form 10-K);
•Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K);
•Combined loans receivable (which we use as a non-GAAP measure); and
•Combined loan loss reserve (which we use as a non-GAAP measure).

	2018	2019				2020
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$500,758	$451,298	$484,131	$507,551	$530,463	$486,396	$387,939	$346,380	$372,320
Loans receivable – principal, past due, company owned	62,256	45,757	47,846	59,240	58,489	53,923	18,917	21,354	25,563
Loans receivable – principal, total, company owned	563,014	497,055	531,977	566,791	588,952	540,319	406,856	367,734	397,883
Loans receivable – finance charges, company owned	33,580	27,520	27,472	31,698	33,033	31,621	25,606	24,117	25,348
Loans receivable – company owned	596,594	524,575	559,449	598,489	621,985	571,940	432,462	391,851	423,231
Allowance for loan losses on loans receivable, company owned	(82,203)	(64,450)	(65,889)	(80,537)	(79,912)	(76,188)	(59,438)	(49,909)	(48,399)
Loans receivable, net, company owned	$514,391	$460,125	$493,560	$517,952	$542,073	$495,752	$373,024	$341,942	$374,832
Third-Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$35,529	$27,941	$21,099	$18,633	$17,474	$12,606	$6,755	$9,129	$1,795
Loans receivable – principal, past due, guaranteed by company	1,353	696	596	697	723	564	117	314	144
Loans receivable – principal, total, guaranteed by company(1)	36,882	28,637	21,695	19,330	18,197	13,170	6,872	9,443	1,939
Loans receivable – finance charges, guaranteed by company(2)	2,944	2,164	1,676	1,553	1,395	1,150	550	679	299
Loans receivable – guaranteed by company	39,826	30,801	23,371	20,883	19,592	14,320	7,422	10,122	2,238
Liability for losses on loans receivable, guaranteed by company	(4,444)	(3,242)	(1,983)	(1,972)	(2,080)	(1,571)	(1,156)	(1,421)	(680)
Loans receivable, net, guaranteed by company(3)	$35,382	$27,559	$21,388	$18,911	$17,512	$12,749	$6,266	$8,701	$1,558
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$536,287	$479,239	$505,230	$526,184	$547,937	$499,002	$394,694	$355,509	$374,115
Combined loans receivable – principal, past due	63,609	46,453	48,442	59,937	59,212	54,487	19,034	21,668	25,707
Combined loans receivable – principal	599,896	525,692	553,672	586,121	607,149	553,489	413,728	377,177	399,822
Combined loans receivable – finance charges	36,524	29,684	29,148	33,251	34,428	32,771	26,156	24,796	25,647
Combined loans receivable	$636,420	$555,376	$582,820	$619,372	$641,577	$586,260	$439,884	$401,973	$425,469

	2018	2019				2020
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(82,203)	$(64,450)	$(65,889)	$(80,537)	$(79,912)	$(76,188)	$(59,438)	$(49,909)	$(48,399)
Liability for losses on loans receivable, guaranteed by company	(4,444)	(3,242)	(1,983)	(1,972)	(2,080)	(1,571)	(1,156)	(1,421)	(680)
Combined loan loss reserve	$(86,647)	$(67,692)	$(67,872)	$(82,509)	$(81,992)	$(77,759)	$(60,594)	$(51,330)	$(49,079)
Combined loans receivable – principal, past due(3)	$63,609	$46,453	$48,442	$59,937	$59,212	$54,487	$19,034	$21,668	$25,707
Combined loans receivable – principal(3)	599,896	525,692	553,672	586,121	607,149	553,489	413,728	377,177	399,822

Percentage past due	11%	9%	9%	10%	10%	10%	5%	6%	6%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	12%	12%	13%	13%	13%	14%	13%	12%
Allowance for loan losses as a percentage of loans receivable – company owned	14%	12%	12%	13%	13%	13%	14%	13%	11%
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

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees (inclusive of finance charges attributable to the participation in Rise installment loans originated by FinWise Bank and CCB), cash advance fees attributable to the participation in Elastic lines of credit that we consolidate, finance charges and fee revenues related to the Today Card credit card product, and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO, Elastic, and Today Card products. See “—Overview” above for further information on the structure of Elastic.
Cost of sales
Provision for loan losses.    Provision for loan losses consists of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
Direct marketing costs.    Direct marketing costs consist of online marketing costs such as sponsored search and advertising on social networking sites, and other marketing costs such as purchased television and radio advertising and direct mail print advertising. In addition, direct marketing cost includes affiliate costs paid to marketers in exchange for referrals of potential customers. All direct marketing costs are expensed as incurred.
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
Other income (expense)
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the EF SPV and EC SPV Facilities that fund Rise installment loans originated by FinWise Bank and CCB, respectively, and the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity. Interest expense also includes any amortization of deferred debt issuance cost and prepayment penalties incurred associated with the debt facilities.

RESULTS OF OPERATIONS
The following table sets forth our consolidated income statements data for each of the periods indicated. Effective June 29, 2020, ECIL was placed into administration in the UK, and we deconsolidated ECIL and present it as discontinued operations for all periods presented.

	Years ended December 31,
Consolidated income statements data (dollars in thousands)	2020	2019	2018

Revenues	$465,346	$638,873	$663,716
Cost of sales:
Provision for loan losses	156,910	325,662	362,198
Direct marketing costs	20,282	38,548	54,723
Other cost of sales	8,124	10,083	12,140
Total cost of sales	185,316	374,293	429,061
Gross profit	280,030	264,580	234,655
Operating expenses:
Compensation and benefits	84,103	89,417	80,858
Professional services	31,634	31,834	29,824
Selling and marketing	3,450	4,773	6,194
Occupancy and equipment	18,840	15,989	13,814
Depreciation and amortization	18,133	15,879	11,476
Other	3,659	5,119	4,717
Total operating expenses	159,819	163,011	146,883
Operating income	120,211	101,569	87,772
Other expense:
Net interest expense	(49,020)	(62,533)	(73,298)
Non-operating loss	(24,079)	(681)	(350)
Total other expense	(73,099)	(63,214)	(73,648)
Income from continuing operations before taxes	47,112	38,355	14,124
Income tax expense	10,910	12,159	374
Net income from continuing operations	36,202	26,196	13,750
Net income (loss) from discontinued operations	(15,610)	5,987	(1,241)
Net income	$20,592	$32,183	$12,509

	Years ended December 31,
As a percentage of revenues	2020	2019	2018

Cost of sales:
Provision for loan losses	34%	51%	55%
Direct marketing costs	4	6	8
Other cost of sales	2	2	2
Total cost of sales	40	59	65
Gross profit	60	41	35
Operating expenses:
Compensation and benefits	18	14	12
Professional services	7	5	4
Selling and marketing	1	1	1
Occupancy and equipment	4	3	2
Depreciation and amortization	4	2	2
Other	1	1	1
Total operating expenses	34	26	22
Operating income	26	16	13
Other expense:
Net interest expense	(11)	(10)	(11)
Non-operating loss	(5)	—	—
Total other expense	(16)	(10)	(11)
Income from continuing operations before taxes	10	6	2
Income tax expense	2	2	—
Net income from continuing operations	8	4	2
Net income (loss) from discontinued operations	(3)	1	—
Net income	4%	5%	2%
Comparison of the years ended December 31, 2020 and 2019
Revenues

	Years ended December 31,
	2020		2019		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$464,083	100%	$636,770	100%	$(172,687)	(27)%
Other	1,263	—	2,103	—	(840)	(40)
Revenues	$465,346	100%	$638,873	100%	$(173,527)	(27)%
Revenues decreased by $173.5 million, or 27%, from $638.9 million for the year ended December 31, 2019 to $465.3 million for the year ended December 31, 2020. Total revenue from both the Rise and Elastic products decreased for the year ended December 31, 2020 compared to the same time period in 2019. This decrease was partially offset by an increase in total revenue for the Today Card due to the growth of this portfolio during the year ended December 31, 2020. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating loans in Ohio in April 2019 and in Texas in October 2020.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year ended December 31, 2020
(Dollars in thousands)	Rise(1)	Elastic	Today	Total

Average combined loans receivable – principal(2)	$263,162	$182,796	$8,025	$453,983
Effective APR	110%	94%	30%	102%
Finance charges	$290,555	$171,086	$2,442	$464,083
Other	200	233	830	1,263
Total revenue	$290,755	$171,319	$3,272	$465,346

	Year ended December 31, 2019
(Dollars in thousands)	Rise(1)	Elastic	Today	Total

Average combined loans receivable – principal(2)	$306,785	$251,512	$3,037	$561,334
Effective APR	127%	98%	30%	113%
Finance charges	$389,372	$246,476	$922	$636,770
Other	982	834	287	2,103
Total revenue	$390,354	$247,310	$1,209	$638,873
 _________
(1)Includes loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements..
(2)Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average combined loans receivable principal decreased $107 million for the year ended December 31, 2020 as compared to 2019. This decrease in average balance is primarily due to reductions in the Rise and Elastic loan origination volume during the year attributable to the impacts of the COVID-19 pandemic and accounted for approximately $111 million of the reduction in revenue for the period. Our average APR declined from 113% for the year ended December 31, 2019 to 102% for the year ended December 31, 2020. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR, and such lower effective APR accounted for approximately $62 million of the reduction in revenue for the period. The overall effective APR of the loan portfolio will continue to slightly decline as more loans are originated at near-prime rates, such as the Today Card.
Cost of sales

	Years ended December 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$156,910	34%	$325,662	51%	$(168,752)	(52)%
Direct marketing costs	20,282	4	38,548	6	(18,266)	(47)
Other cost of sales	8,124	2	10,083	2	(1,959)	(19)
Total cost of sales	$185,316	40%	$374,293	59%	$(188,977)	(50)%
Provision for loan losses.    Provision for loan losses decreased by $168.8 million, or 52%, from $325.7 million for the year ended December 31, 2019 to $156.9 million for the year ended December 31, 2020.

The tables below break out these changes by loan product:

	Year ended December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total

Combined loan loss reserve(1):
Beginning balance	$52,099	$28,852	$1,041	$81,992
Net charge-offs	(126,236)	(61,639)	(1,948)	(189,823)
Provision for loan losses	108,105	45,988	2,817	156,910
Ending balance	$33,968	$13,201	$1,910	$49,079
Combined loans receivable(1)(2)	$247,797	$163,154	$14,518	$425,469
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	8%	13%	12%
Net charge-offs as a percentage of revenues	43%	36%	60%	41%
Provision for loan losses as a percentage of revenues	37%	27%	86%	34%

	Year ended December 31, 2019
(Dollars in thousands)	Rise	Elastic	Today	Total

Combined loan loss reserve(1):
Beginning balance	$50,597	$36,019	$31	$86,647
Net charge-offs	(205,577)	(123,629)	(1,111)	(330,317)
Provision for loan losses	207,079	116,462	2,121	325,662
Ending balance	$52,099	$28,852	$1,041	$81,992
Combined loans receivable(1)(2)	$373,676	$263,354	$4,547	$641,577
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	11%	23%	13%
Net charge-offs as a percentage of revenues	53%	50%	92%	52%
Provision for loan losses as a percentage of revenues	53%	47%	175%	51%
 _________
(1)Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

Total loan loss provision for the year ended December 31, 2020 was 34% of revenues, which was below our targeted range of 45% to 55%, and lower than 51% for the year ended December 31, 2019. For the year ended December 31, 2020, net charge-offs as a percentage of revenues for the year ended December 31, 2020 was 41%, a decrease from 52% for the comparable period in 2019. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19), we expect to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 12% and 13% as of December 31, 2020 and December 31, 2019, respectively. The loan loss reserve percentage is slightly down at December 31, 2020 due to improved credit quality and reduced past due balances as compared to the prior year. Past due loan balances at December 31, 2020 were 6% of total combined loans receivable - principal, down significantly from 10% from a year ago, attributable to the COVID-19 payment flexibility tools and reduced new loan origination volume. At December 31, 2020, $34.6 million of combined loans receivable-principal (8.7% of the portfolio) are outstanding with a payment deferral under the payment flexibility tools offered in response to the COVID-19 pandemic. While we have seen positive payment performance once loans complete their payment deferral status, the loans in this population have a higher inherent risk of loss which is reflected in our loan loss reserve calculation.

Direct marketing costs.    Direct marketing costs decreased by $18.3 million, or 47%, from $38.5 million for the year ended December 31, 2019 to $20.3 million for the year ended December 31, 2020. Collectively, all products were impacted by the COVID-19 pandemic as we experienced reduced new customer loan demand starting in March 2020. In addition, we implemented underwriting changes in response to COVID-19 that had the effect of limiting the volume of new customer loan originations. For the year ended December 31, 2020, the number of new customers acquired decreased to 68,245 compared to 159,725 during the year ended December 31, 2019.
Other cost of sales.    Other cost of sales decreased by $2.0 million, or 19%, from $10.1 million for the year ended December 31, 2019 to $8.1 million for the year ended December 31, 2020 due to decreased data verification costs resulting from reduced loan origination volume.
Operating expenses

	Years ended December 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$84,103	18%	$89,417	14%	$(5,314)	(6)%
Professional services	31,634	7	31,834	5	(200)	(1)
Selling and marketing	3,450	1	4,773	1	(1,323)	(28)
Occupancy and equipment	18,840	4	15,989	3	2,851	18
Depreciation and amortization	18,133	4	15,879	2	2,254	14
Other	3,659	1	5,119	1	(1,460)	(29)
Total operating expenses	$159,819	34%	$163,011	26%	$(3,192)	(2)%
Compensation and benefits.    Compensation and benefits decreased by $5.3 million, or 6%, from $89.4 million for the year ended December 31, 2019 to $84.1 million for the year ended December 31, 2020 primarily due to the reduction in staff related to the operating expense reduction plan implemented in July 2020.
Professional services.    Professional services decreased by $0.2 million, or 1%, from $31.8 million for the year ended December 31, 2019 to $31.6 million for the year ended December 31, 2020 primarily due to decreased contractor and consulting expenses, partially offset by increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $1.3 million, or 28%, from $4.8 million for the year ended December 31, 2019 to $3.5 million for the year ended December 31, 2020 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $2.9 million, or 18%, from $16.0 million for the year ended December 31, 2019 to $18.8 million for the year ended December 31, 2020 primarily due to increased web hosting and additional licenses expense.
Depreciation and amortization.    Depreciation and amortization increased by $2.3 million, or 14%, from $15.9 million for the year ended December 31, 2019 to $18.1 million for the year ended December 31, 2020 primarily due to depreciation on internally developed software.
Other.    Other operating expenses decreased by $1.5 million, or 29%, from $5.1 million for the year ended December 31, 2019 to $3.7 million for the year ended December 31, 2020 primarily due to decreased travel, meals and entertainment expenses.
 Net interest expense

	Years ended December 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$49,020	11%	$62,533	10%	$(13,513)	(22)%

Net interest expense decreased $13.5 million, or 22%, during the year ended December 31, 2020 versus the year ended December 31, 2019. Our average effective cost of funds on our notes payable outstanding decreased from 12.2% for the year ended December 31, 2019 to 10.5% for the year ended December 31, 2020, resulting in a decrease in interest expense of approximately $8.9 million. In addition, the average balance of notes payable outstanding under the debt facilities for the year ended December 31, 2020 decreased $44.2 million from $511.9 million for the year ended December 31, 2019 to $467.7 million for the year ended December 31, 2020 related to debt paydowns associated with a decrease in the loan portfolio due to COVID-19. This reduction resulted in a decrease in interest expense of approximately $4.6 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(Dollars in thousands)	2020	2019

VPC Facility
Average facility balance during the period	$157,484	$214,373
Net interest expense	17,089	25,222
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	—	(850)
Net interest expense, as adjusted	$17,089	$24,372
Effective cost of funds	10.9%	11.8%
Effective cost of funds, as adjusted	10.9%	11.4%

ESPV Facility
Average facility balance during the period	$206,533	$227,044
Net interest expense	21,489	29,961
Cost of funds	10.4%	13.2%

EF SPV Facility
Average facility balance during the period	$99,012	$70,518
Net interest expense	9,938	7,350
Cost of funds	10.0%	10.4%

EC SPV Facility
Average facility balance during the period	$4,658	$—
Net interest expense	504	—
Cost of funds	10.8%	—%
In January 2018, we entered into interest rate caps, which capped 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a new facility, the EF SPV Facility, was created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. In July 2020, we entered into a new facility, the EC SPV Facility. As of December 31, 2020, we have drawn $25 million on the EC SPV facility. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, the Company qualifies for a 25 bps rate reduction on the VPC, EC SPV, EF SPV and ESPV facilities effective January 1, 2021. This reduction does not apply to the 4th Tranche Term Note. We have evaluated the interest rates for its debt and believe they represent market rates based on our size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Non-operating income (expense)
During the year ended December 31, 2020, we recognized $24.1 million in non-operating losses related to an estimated $17 million contingent loss associated with a legal matter related to our spin-off from our predecessor company in 2014 and a separate $7 million indemnification accrual related to a legal matter for a former executive of the Company. During the year ended December 31, 2019, we recognized $0.7 million in non-operating expenses related to the write-off of an internally developed software project.

Income tax expense

	Years ended December 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$10,910	2%	$12,159	2%	$(1,249)	(10)%
Our income tax expense decreased $1.2 million, or 10%, from $12.2 million for the year ended December 31, 2019 to $10.9 million for the year ended December 31, 2020. Our effective tax rates for continuing operations for the years ended December 31, 2020 and 2019 were 23% and 32%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% in the US primarily due to our permanent non-deductible items (including the impact of the GILTI provision of the Tax Cuts and Jobs Act enacted in 2017), corporate state tax obligations in the states where we have lending activities, and research and development credits. Our US cash effective tax rate was approximately 2.8% for 2020.
The Coronavirus Aid, Relief and Economic Security ("CARES Act"), as amended by the Consolidated Appropriations Act ("CAA") were signed into law on March 27, 2020 and December 27, 2020, respectively. We reviewed the tax relief provisions of the CARES Act, regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate. We continue to monitor and evaluate our eligibility for the amended CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) consists of an investment loss of $28.0 million, operating losses of $5.1 million, and a goodwill impairment loss of $9.3 million, partially offset by an income tax benefit of $28.4 million.
Net income

	Years ended December 31,				Period-to-period change
	2020		2019
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$20,592	4%	$32,183	5%	$(11,591)	36%
Our net income decreased $11.6 million, or 36%, from $32.2 million for the year ended December 31, 2019 to $20.6 million for the year ended December 31, 2020 primarily due to losses related to the UK discontinued operations, partially offset by increased operating income and lower net interest expense. Net income from continuing operations for the year ended December 31, 2020 increased $10.0 million from the prior year period due to both increased operating income and lower net interest expense.
Comparison of the years ended December 31, 2019 and 2018
Revenues

	Years ended December 31,
	2019		2018		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$636,770	100%	$659,785	99%	$(23,016)	(3)%
Other	2,103	—	3,931	1	(1,828)	(47)
Revenues	$638,873	100%	$663,716	100%	$(24,843)	(4)%
Revenues decreased by $24.8 million, or 4%, from $663.7 million for the year ended December 31, 2018 to $638.9 million for the year ended December 31, 2019. This decrease in revenue was primarily due to a decline in the effective APR of the combined loans receivable, partially offset by an increase in our average combined loans receivable - principal balance, as illustrated in the tables below. The decrease in Other revenues is due to a decrease in marketing and licensing fees related to the Rise CSO programs as our CSO partners stopped originating Rise CSO loans in Ohio in April 2019 due to a state law change.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year ended December 31, 2019
(Dollars in thousands)	Rise(1)	Elastic	Today	Total

Average combined loans receivable – principal(2)	$306,785	$251,512	$3,037	$561,334
Effective APR	127%	98%	30%	113%
Finance charges	$389,372	$246,476	$922	$636,770
Other	982	834	287	2,103
Total revenue	$390,354	$247,310	$1,209	$638,873

	Year ended December 31, 2018
(Dollars in thousands)	Rise(1)	Elastic	Today	Total

Average combined loans receivable – principal(2)	$293,413	$262,499	$38	$555,950
Effective APR	138%	97%	—%	119%
Finance charges	$405,224	$254,561	$—	$659,785
Other	2,186	1,739	6	3,931
Total revenue	$407,410	$256,300	$6	$663,716
 _________
(1)Includes loans originated by third-party lenders through the CSO programs, which are not included in our consolidated financial statements.
(2)Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.

Our average APR declined from 119% for the year ended December 31, 2018 to 113% for the year ended December 31, 2019. This resulted in a $24.8 million decrease in finance charges on a year-over-year basis, primarily in our Rise product. The average APR of a new Rise loan originated for a FinWise Bank customer is 130%, which is lower than our typical state-licensed Rise customer but with a better credit profile. While this has impacted top-line revenue growth, the related decrease in net charge-offs due to the better customer credit profile has resulted in an increase in gross profits.
Cost of sales

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$325,662	51%	$362,198	55%	$(36,536)	(10)%
Direct marketing costs	38,548	6	54,723	8	(16,175)	(30)
Other cost of sales	10,083	2	12,140	2	(2,057)	(17)
Total cost of sales	$374,293	59%	$429,061	65%	$(54,768)	(13)%
Provision for loan losses.    Provision for loan losses decreased by $36.5 million, or 10%, from $362.2 million for the year ended December 31, 2018 to $325.7 million for the year ended December 31, 2019 primarily due to a $30.0 million decrease in net charge-offs and a decrease of $6.6 million in the additional provision for loan losses resulting from improved credit quality.

The tables below break out these changes by loan product:

	Year ended December 31, 2019
(Dollars in thousands)	Rise	Elastic	Today	Total

Combined loan loss reserve(1):
Beginning balance	$50,597	$36,019	$31	$86,647
Net charge-offs	(205,577)	(123,629)	(1,111)	(330,317)
Provision for loan losses	207,079	116,462	2,121	325,662
Ending balance	$52,099	$28,852	$1,041	$81,992
Combined loans receivable(1)(2)	$373,676	$263,354	$4,547	$641,577
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	11%	23%	13%
Net charge-offs as a percentage of revenues	53%	50%	92%	52%
Provision for loan losses as a percentage of revenues	53%	47%	175%	51%

	Year ended December 31, 2018
(Dollars in thousands)	Rise	Elastic	Today	Total

Combined loan loss reserve(1):
Beginning balance	$55,867	$28,870	$—	$84,737
Net charge-offs	(228,569)	(131,719)	—	(360,288)
Provision for loan losses	223,299	138,867	32	362,198
Ending balance	$50,597	$36,018	$32	$86,647
Combined loans receivable(1)(2)	$333,001	$302,743	$675	$636,419
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	12%	5%	14%
Net charge-offs as a percentage of revenues	56%	51%	—%	54%
Provision for loan losses as a percentage of revenues	55%	54%	533%	55%
 _________
(1)Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

Net charge-offs decreased $30.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to improved credit quality, with the primary decrease attributed to the Rise product and in particular the FinWise Bank customer, which has a better credit profile than the state-licensed Rise customer. Net charge-offs as a percentage of revenues for the year ended December 31, 2019 was 52%, a decrease from 54% for the comparable period in 2018. Provision for loan losses for the year ended December 31, 2019 totaled 51% of revenues, lower than 55% for the year ended December 31, 2018.
Direct marketing costs.    Direct marketing costs decreased by $16.2 million, or 30%, from $54.7 million for the year ended December 31, 2018 to $38.5 million for the year ended December 31, 2019. The decrease was due to slower new customer growth as we focused on deploying our new credit models during 2019. For the year ended December 31, 2019, the number of new customers acquired decreased to 159,725 compared to 211,680 during the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our CAC was $241 and $259, respectively.
Other cost of sales.    Other cost of sales decreased by $2.1 million, or 17%, from $12.1 million for the year ended December 31, 2018 to $10.1 million for the year ended December 31, 2019 due to decreased data verification costs incurred from the lower new customer loan volume.

Operating expenses

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$89,417	14%	$80,858	12%	$8,559	11%
Professional services	31,834	5	29,824	4	2,010	7
Selling and marketing	4,773	1	6,194	1	(1,421)	(23)
Occupancy and equipment	15,989	3	13,814	2	2,175	16
Depreciation and amortization	15,879	2	11,476	2	4,403	38
Other	5,119	1	4,717	1	402	9
Total operating expenses	$163,011	26%	$146,883	22%	$16,128	11%
Compensation and benefits.    Compensation and benefits increased by $8.6 million, or 11%, from $80.9 million for the year ended December 31, 2018 to $89.4 million for the year ended December 31, 2019 primarily due to an increase in the number of employees and severance payments related to the resignation of our CEO in July 2019.
Professional services.    Professional services increased by $2.0 million, or 7%, from $29.8 million for the year ended December 31, 2018 to $31.8 million for the year ended December 31, 2019 primarily due to increased legal expenses related to various legal matters and outsourced servicing expense, partially offset by decreased contractor and consulting expenses.
Selling and marketing.    Selling and marketing decreased by $1.4 million, or 23%, from $6.2 million for the year ended December 31, 2018 to $4.8 million for the year ended December 31, 2019 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $2.2 million, or 16%, from $13.8 million for the year ended December 31, 2018 to $16.0 million for the year ended December 31, 2019 primarily due to increased web hosting expense, increased software licenses, and increased rent expense needed to support a greater number of employees.
Depreciation and amortization.    Depreciation and amortization increased by $4.4 million, or 38%, from $11.5 million for the year ended December 31, 2018 to $15.9 million for the year ended December 31, 2019 primarily due to increased purchases of property and equipment, including depreciation on internally developed software.
 Net interest expense

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$62,533	10%	$73,298	11%	$(10,765)	(15)%
Net interest expense decreased $10.8 million, or 15%, during the year ended December 31, 2019 versus the year ended December 31, 2018. Our average effective cost of funds on our notes payable outstanding decreased to 12.2% from 14.8% on an unadjusted basis for the years ended December 31, 2019 and 2018, respectively. This lower cost of funds led to a decrease in interest expense of $12.7 million, which was partially offset by additional interest expense of approximately $2.0 million due to a higher average debt balance in 2019. For the year ended December 31, 2018, we had an average balance of $495.4 million in notes payable outstanding under our debt facilities, which increased to $511.9 million on average for fiscal year 2019. In addition, we incurred an $850 thousand prepayment penalty during the second quarter of 2019 for the early repayment on the 4th Tranche Term Note that is included in net interest expense.

The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(Dollars in thousands)	2019	2018

VPC Facility
Average facility balance during the period	$214,373	$271,984
Net interest expense	25,222	39,481
Less: prepayment penalty associated with the early repayment on the 4th Tranche Term Note	(850)	—
Net interest expense, as adjusted	$24,372	$39,481
Effective cost of funds	11.8%	14.5%
Effective cost of funds, as adjusted	11.4%	14.5%

ESPV Facility
Average facility balance during the period	$227,044	$223,370
Net interest expense	29,961	33,817
Cost of funds	13.2%	15.1%

EF SPV Facility
Average facility balance during the period	$70,518	$—
Net interest expense	7,350	—
Cost of funds	10.4%	—%
In January 2018, we entered into interest rate caps, which cap 3-month LIBOR at 1.75%, to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility. The interest rate caps matured on February 1, 2019. Additionally, effective February 1, 2019, the VPC Facility and ESPV Facility were amended and a third new facility, the EF SPV Facility, was also created. The amended facilities included reductions to the interest rates paid on our debt in addition to other changes. The reduction in interest rates was effective February 1, 2019 for the VPC Facility and the EF SPV Facility. The reduction in interest rates for the ESPV Facility was effective July 1, 2019. All existing debt outstanding under these facilities (excluding the 4th Tranche Term Note of $18.1 million under the VPC Facility) had an effective cost of funds of approximately 10.3% at December 31, 2019. Per the terms of the February 1, 2019 amendments, we qualified for a 25 bps rate reduction on all three facilities effective January 1, 2020. This reduction did not apply to the 4th Tranche Term Note. See "-Liquidity and Capital Resources-Debt facilities" for more information.
Non-operating income (expense)
During the year ended December 31, 2018, we recognized $0.4 million in non-operating expenses related to certain impairments and losses on disposals of fixed assets. During the year ended December 31, 2019, we recognized $0.7 million in non-operating losses related to the write-off of an internally developed software project.
Income tax expense

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense	$12,159	2%	$374	—%	$11,785	3,151%

Our income tax expense increased $11.8 million, or 3,151%, from $0.4 million for the year ended December 31, 2018 to $12.2 million for the year ended December 31, 2019. Our effective tax rates for continuing operations for the years ended December 31, 2019 and 2018 were 32% and 3%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% primarily due to our permanent non-deductible items (including the impact of the GILTI provision of the Tax Cuts and the Jobs Act ("TCJA") enacted in 2017), corporate state tax obligations in the states where we have lending activities, and research and development credits. During the year ended December 31, 2018, we recognized a tax benefit of $970 thousand when finalizing our provisional amounts associated with the enactment of the new corporate tax rate of 21% under the TCJA. During the year ended December 31, 2019, our cash effective tax rate was approximately 2%.
Net income (loss) from discontinued operations
During the year ended December 31, 2019, our net income from our discontinued UK operations was $5.9 million. The discontinued UK operations generated a net loss of $1.2 million during the year ended December 31, 2018.
Net income

	Years ended December 31,				Period-to-period change
	2019		2018
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income	$32,183	5%	$12,509	2%	$19,674	(157)%
Our net income increased $19.7 million, or 157%, from $12.5 million for the year ended December 31, 2018 to $32.2 million for the year ended December 31, 2019, due to improved gross profit and lower interest expense offset by higher income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of loans with deferred payments, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $198.0 million at December 31, 2020. We have a principal debt payment obligation of $18.1 million (4% of outstanding debt) in February 2021 and no additional required principal payments on our outstanding debt until January 2024. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. We are continuing to assess minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital and our credit facility with VPC to fund the loans we make to our customers.
Stock Repurchase Program
At December 31, 2020, we had an outstanding stock repurchase plan authorized by our Board of Directors providing for the repurchase of up to $30 million of our common stock through July 31, 2024. We repurchased $3.3 million of common shares during the second half of 2019, and an additional 7,694,896 shares were repurchased at a total cost of $19.8 million during the year ended December 31, 2020. In January 2021, we repurchased an additional 1,241,513 of common shares at a total cost of $5.3 million.
The Board of Directors authorized a $25 million increase to the plan in January 2021 providing for the repurchase of up to $55 million of our common stock through July 31, 2024.
The amended stock repurchase program provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

Debt Facilities
VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise product and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective July 31, 2020, to decrease the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC Facility provided the following term notes as of December 31, 2020:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate of the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019 the weighted-average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.
•A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% ("4th Tranche Term Note"). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both December 31, 2020 and 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.
•A revolving feature which provides the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled under the VPC Facility until the respective maturity dates of the US Term Note and the 4th Tranche Term Note. The 4th Tranche Term Note matures on February 1, 2021. In January 2021,we paid off the remaining $18.1 million balance of the 4th Tranche Term Note using our available cash. Additionally, in January 2021, we paid down approximately $21 million, or 20%, of the current outstanding debt balance on the VPC Facility under the revolving feature noted above. The remaining outstanding debt on the US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of December 31, 2020.
Prior to our UK operations (ECIL) entering administration and being classified as a discontinued operation on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from our Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Upon deconsolidation of ECIL, we evaluated and recognized a $566 thousand liability at the Parent level related to the guarantee of ECIL's outstanding debt balance at June 30, 2020. The liability was recognized at the fair value of the guarantee obligation based on ECIL's cash flows and ability to repay the outstanding debt balance. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability was released as of September 30, 2020.

ESPV Facility
ESPV Facility Term Note
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.72% and the overall interest rate was 10.22%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $40 million, or 20%, of the current outstanding debt balance on the ESPV Facility under the revolving feature. The remaining outstanding debt on the ESPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the ESPV Facility as of December 31, 2020 and 2019.
EF SPV Facility
EF SPV Facility Term Note
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) to be used to purchase Rise installment loan participations from a third-party bank, FinWise Bank. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $19 million, or 20%, of the current outstanding debt balance on the EF SPV Facility under the revolving feature. The remaining outstanding debt on the EF SPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of December 31, 2020.
EC SPV Facility
EC SPV Term Note
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party bank, CCB. As of December 31, 2020, the interest rate paid on this facility is a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. The remaining outstanding debt on the EC SPV Term Note matures on January 1, 2024.

All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. We were in compliance with all covenants related to the EC SPV Facility as of December 31, 2020.
Outstanding Notes Payable
The outstanding balance of notes payable as of December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$104,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or 7.5% (2019)	199,500	226,000
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
EC SPV Term Note bearing interest at the base rate + 7.25%	25,000	—
Total	$440,550	$528,050
The change in the facility balances includes the following:
•US Term Note - Paydowns of $27.5 million, $25 million and $25 million in the first, second, and fourth quarter of 2020, respectively;
•ESPV Term Note - Paydowns of $6.5 million and $20 million in the first and second quarter of 2020, respectively.
•EF SPV Term Note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and
•EC SPV Term Note - Draw of $25 million in the fourth quarter of 2020.
The following table presents the future debt maturities, as of December 31, 2020:

Year (dollars in thousands)	December 31, 2020
2021	18,050
2022	—
2023	—
2024	422,500
Thereafter	—
Total	$440,550
As discussed above, we paid down $97.6 million in debt in January 2021, including the $18.1 million 4th Tranche Term Note that matured on February 1, 2021. As of January 31, 2021, the outstanding balance of notes payable totaled $343 million.

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the years ended December 31,
(Dollars in thousands)	2020	2019	2018

Cash and cash equivalents	$197,983	$71,215	48,348
Restricted cash	3,135	2,235	2,535
Loans receivable, net	374,832	542,073	514,391
Cash provided by (used in):
Operating activities - continuing operations	210,063	333,316	326,024
Investing activities - continuing operations	25,640	(307,842)	(347,303)
Financing activities - continuing operations	(108,035)	(2,907)	39,045
Our cash and cash equivalents at December 31, 2020 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $210.1 million in cash from our operating activities-continuing operations for the year ended December 31, 2020, primarily from revenues derived from our loan portfolio. This was down $123.3 million from the $333.3 million of cash provided by operating activities-continuing operations during the year ended December 31, 2019 due to a decrease in revenues. For the year ended December 31, 2019, net cash provided by operating activities was up $7.3 million from the year ended December 31, 2018. This increase was the result of the expansion of our gross margin, which contributed to the $12.4 million increase in our net income-continuing operations for the year ended December 31, 2019 compared to the same prior year period
Net cash provided by (used in) investing activities
For the years ended December 31, 2020, 2019 and 2018, cash provided by (used in) investing activities-continuing operations was $25.6 million, $(307.8) million and $(347.3) million, respectively. The increase for the year ended December 31, 2020 was primarily due to a decrease in net loans originated to customers related to the COVID-19 pandemic. For the year ended December 31, 2019 net cash used in investing activities decreased $39.5 million from the year ended December 31, 2018. The decrease was primarily due to a decrease in net loans originated to customers compared to prior year.
The following table summarizes cash provided by (used in) investing activities-continuing operations for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018

Cash provided by (used in) investing activities - continuing operations
Net loans originated to consumers, less repayments	$45,537	$(284,236)	$(319,669)
Participation premium paid	(3,828)	(5,861)	(6,393)
Purchases of property and equipment	(16,069)	(17,745)	(21,241)
	$25,640	$(307,842)	$(347,303)

Net cash provided by (used in) financing activities
Cash flows from financing activities-continuing operations primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the years ended December 31, 2020, 2019 and 2018, cash provided by (used in) financing activities-continuing operations was $(108.0) million, $(2.9) million and $39.0 million, respectively. The following table summarizes cash provided by (used in) financing activities-continuing operations for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018

Cash provided by (used in) financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$31,247	$61,407	$40,827
Payments on Notes payable	(119,000)	(60,000)	—
Debt prepayment penalties paid	—	(850)	—
Cash paid for interest rate caps	—	—	(1,367)
Settlement of derivative liability	—	—	(2,010)
Common stock repurchased	(19,819)	(3,344)	—
Proceeds from (cash used for) issuance of stock, net	(463)	(120)	1,595
	$(108,035)	$(2,907)	$39,045
The increase in cash provided by (used in) financing activities-continuing operations for the year ended December 31, 2020 versus the comparable period of 2019 was primarily due to increased payments made on notes payable during the year ended December 31, 2020 compared to the prior year, and increased repurchases of common stock which commenced in the third quarter of 2019. For the year ended December 31, 2019 net cash provided by financing activities decreased $42.0 million from the year ended December 31, 2018. The decrease was due primarily to payments made on notes payable during 2019.
Free Cash Flow
In addition to the above, we also review FCF when analyzing our cash flows from operations. We calculate free cash flow as cash flows from operating activities-continuing operations, adjusted for the principal loan net charge-offs and capital expenditures incurred during the period. While this is a non-GAAP measure, we believe it provides a useful presentation of cash flows derived from our core continuing operating activities.

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018

Net cash provided by continuing operating activities	$210,063	$333,316	$326,024
Adjustments:
Net charge-offs – combined principal loans	(144,697)	(258,250)	(285,556)
Capital expenditures	(16,069)	(17,745)	(21,241)
FCF	$49,297	$57,321	$19,227
Our FCF was $49.3 million for the year ended December 31, 2020 compared to $57.3 million for the prior year. The decrease in our FCF was the result of the decrease in cash provided by continuing operations, partially offset by a decrease in net-charge-offs - combined principal loans and capital expenditures during the year ended December 31, 2020.
Operating and capital expenditure requirements
We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the VPC Facility, ESPV Facility, EF SPV Facility and EC SPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next year. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. The following table summarizes our contractual obligations as of December 31, 2020.

	Payment due by period as of December 31, 2020
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Contractual obligations:
Long-term debt obligations	$440,550	$18,050		$422,500	$—
Operating lease obligations	14,676	3,876	7,470	2,692	638
Total contractual obligations	$455,226	$21,926	$7,470	$425,192	$638
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
Prior to ECIL entering administration and being classified a discontinued operation by us on June 29, 2020, the VPC Facility included the UK Term Note. Upon deconsolidation of ECIL, this note was removed from our Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, we had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. We estimated a liability for losses of $566 thousand associated with the debt guarantee based on the fair value of the obligation at June 30, 2020. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability has been released as of September 30, 2020.
RECENT REGULATORY DEVELOPMENTS
On October 30, 2020, the Consumer Financial Protection Bureau (the "CFPB") announced its final debt collection rule (Regulation F) and corresponding Official Commentary, and on December 18, 2020, the CFPB announced the final rule with regard to disclosures in debt collection (also under Regulation F). Both rules will be effective on November 30, 2021. The final Regulation F will apply to persons who are "debt collectors" as defined by the federal Fair Debt Collection Practices Act (the "FDCPA"). It will not apply to creditors collecting their own debts in their own names, like Elevate. Key provisions of Regulation F include: (i) a model safe harbor debt validation notice, (ii) a telephone contact frequency rule establishing that if the debt collector makes fewer than seven attempts in seven consecutive days there is a rebuttable presumption that the debt collector was not calling with such frequency as to harass the person being called and a position that the telephone contact frequency only applies to phone calls, not to all "communications" including permitted text messages and emails, (iii) rules around electronic communications, specifically text messages and emails, ensuring that the debt collector is not revealing the existence of the debt to a third-party, establishing a clear and conspicuous opt-out notice for consumers and ensuring that debt collectors comply with the federal ESIGN Act for required disclosures of electronic communications, (iv) prohibitions on communications via a work email or social media, unless the debt collector follows certain of the safe harbor provisions for electronic communications, (v) a "limited content message" rule establishing that communications and voicemails are allowed if they include (1) a business name for the debt collector (that does not indicate that the debt collector is in the debt collection business); (2) a request that the consumer reply to the message; (3) the name (or names) of one or more person(s) whom the consumer can contact to reply to the debt collector; and (4) a phone number (or numbers) that the consumer can use to reply to the debt collector (a limited-content message also may include: (1) a salutation; (2) the date and time of the message; (3) suggested dates and times for the consumer to reply to the message; and (4) a statement that if the consumer replies, the consumer may speak to any of the company's representatives or associates), (vi) a rule establishing limits on debt transfers, prohibiting transfers if the debt collector knows or should know that the debt has been paid or settled, or discharged in bankruptcy, and detailed requirements for handling consumer disputes and requests for original creditor information, (vii) restrictions on collecting time-barred debts, (viii) a requirement to provide notice before reporting to credit bureaus and

(ix) a requirement for retention of records and recorded telephone calls for three years following the debt collector's last collection activity on the debt, and that allows debt collectors to sell, transfer, or place for collection a debt that was discharged in bankruptcy if all that remains is a security interest, and as long as the debt collector notifies the transferee that the consumer's personal liability for the debt was discharged. We will take the necessary steps to ensure that the third-party debt collectors we work with are compliant with the final rule. In August 2020, final implementing regulations were approved to guide covered businesses' implementation of the California Consumer Privacy Act ("CCPA"), and since that time, the California Attorney General has proposed four sets of modifications to these regulations. We are closely tracking these amendments as they are released. In November 2020, the California Privacy Rights Act ("CPRA") became law. The CPRA significantly expands the CCPA, establishes the California Privacy Protection Agency, removes the CCPA's thirty-day cure period, and imposes a number of GDPR-styled obligations on businesses, among other requirements. Most of the substantive provisions of the CPRA take effect January 1, 2023, with certain provisions having gone into effect as soon as late in 2020. Ongoing implementation of and changes to the CCPA, the CPRA and related requirements will increase costs and create further challenges in the California market.
The CFPB’s Payday, Vehicle Title and Certain High-Cost Installment Loan rule continues to be stayed pursuant to litigation in a Texas federal court. If this rule becomes effective, it will place limitations on the ability to re-present failed ACH and debit card payments and to continue taking such payments pursuant to a valid authorization. The rule also requires substantial disclosures. The parties to the litigation have filed summary judgment briefs, but it is unclear when or if the stay will be lifted. Elevate is prepared to comply with the rule when and if it becomes effective.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
Revenue recognition
We recognize consumer loan fees as revenues for each of the loan products we offer. Revenues on the Consolidated Income Statements include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
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
In March 2020, the outbreak of the novel coronavirus (“COVID-19”) was recognized as a pandemic impacting businesses and economies. In accordance with federal and state guidelines, we expanded our payment flexibility programs for our customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30-60 days, and generally up to a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Per FASB guidance, the finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan considering the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Consolidated Income Statements. Installment loans and lines of credit are charged off, which reduces the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
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
We have no recorded liabilities for US uncertain tax positions at December 31, 2020 and 2019. Tax periods from fiscal years 2014 to 2019 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
The CARES Act as amended by the CAA were signed into law on March 27, 2020 and December 27, 2020, respectively. We reviewed the tax relief provisions of the CARES Act, regarding our eligibility and determined that the impact is likely to be insignificant with regard to our effective tax rate. We continue to monitor and evaluate our eligibility for the amended CARES Act tax relief provisions to identify any portions that may become applicable in the future.
Share-Based Compensation
In accordance with applicable accounting standards, all share-based payments, consisting of stock options, and restricted stock units ("RSUs") issued to employees are measured based on the grant-date fair value of the awards and recognized as compensation expense on a straight-line basis over the period during which the recipient is required to perform services in exchange for the award (the requisite service period). We also offer an employee stock purchase plan ("ESPP"). The determination of fair value of share-based payment awards and ESPP purchase rights on the date of grant using option-pricing models is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise activity, risk-free interest rate, expected dividends and expected term. We use the Black-Scholes-Merton Option Pricing Model to estimate the grant-date fair value of stock options. We also use an equity valuation model to estimate the grant-date fair value of RSUs. Additionally, the recognition of share-based compensation expense requires an estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited.
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
Recently Adopted Accounting Standards
See Note 1 in the Notes to the Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

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
Interest rate sensitivity
Our cash and cash equivalents as of December 31, 2020 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APR’s associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. In January 2018, the Company and ESPV each entered into interest rate caps, which cap 3-month LIBOR at 1.75% to mitigate the floating interest rate risk on $240 million of the US Term Notes included in the VPC Facility and on $216 million of the ESPV Facility, respectively. These interest rate caps matured on February 1, 2019. On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date. On July 31, 2020, the new EC SPV Facility was added. This facility does not have a rate lock and is tied to the 3-month LIBOR rate.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at December 31, 2020 was $122.6 million and the balance at December 31, 2019 was $200.1 million. The outstanding balance of our EF SPV Facility was $93.5 million at December 31, 2020 and $102.0 million at December 31, 2019. The outstanding balance of our EC SPV Facility was $25.0 million at December 31, 2020 and there was no balance at December 31, 2019. The outstanding balance of our ESPV Facility was $199.5 million and $226.0 million at December 31, 2020 and December 31, 2019, respectively. Based on the average outstanding indebtedness through the year ended December 31, 2020, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $3.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Elevate Credit, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Elevate Credit, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated income statements, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2014.

Dallas, Texas
February 26, 2021

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents*	$197,983	$71,215
Restricted cash	3,135	2,235
Loans receivable, net of allowance for loan losses of $48,399 and $79,912, respectively*	374,832	542,073
Prepaid expenses and other assets*	10,060	6,737
Operating lease right of use assets	8,320	10,191
Receivable from CSO lenders	1,255	8,696
Receivable from payment processors*	6,147	8,681
Deferred tax assets, net	25,958	8,784
Property and equipment, net	34,000	35,944
Goodwill	6,776	6,776
Intangible assets, net	1,133	1,253
Assets from discontinued operations	—	81,002
Total assets	$669,599	$783,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 16)*	$52,252	$38,679
Operating lease liabilities	11,952	14,352
Deferred revenue*	3,134	12,087
Notes payable, net (See Note 16)*	438,403	525,439
Liabilities from discontinued operations	—	36,541
Total liabilities	505,741	627,098
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,445,736 issued; 37,954,138 and 43,676,826 outstanding, respectively	18	18
Additional paid-in capital	200,433	193,061
Treasury stock; at cost; 7,006,300 and 768,910 shares of common stock, respectively	(16,492)	(3,344)
Accumulated deficit	(20,101)	(34,342)
Accumulated other comprehensive income, net of tax benefit of $0 and $1,353, respectively	—	1,096
Total stockholders’ equity	163,858	156,489
Total liabilities and stockholders’ equity	$669,599	$783,587

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

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
(Dollars in thousands, except share and per share amounts)	2020	2019	2018
Revenues	$465,346	$638,873	$663,716
Cost of sales:
Provision for loan losses	156,910	325,662	362,198
Direct marketing costs	20,282	38,548	54,723
Other cost of sales	8,124	10,083	12,140
Total cost of sales	185,316	374,293	429,061
Gross profit	280,030	264,580	234,655
Operating expenses:
Compensation and benefits	84,103	89,417	80,858
Professional services	31,634	31,834	29,824
Selling and marketing	3,450	4,773	6,194
Occupancy and equipment (See Note 16)	18,840	15,989	13,814
Depreciation and amortization	18,133	15,879	11,476
Other	3,659	5,119	4,717
Total operating expenses	159,819	163,011	146,883
Operating income	120,211	101,569	87,772
Other expense:
Net interest expense (See Note 16)	(49,020)	(62,533)	(73,298)
Non-operating loss	(24,079)	(681)	(350)
Total other expense	(73,099)	(63,214)	(73,648)
Income from continuing operations before taxes	47,112	38,355	14,124
Income tax expense	10,910	12,159	374
Net income from continuing operations	$36,202	$26,196	$13,750
Net income (loss) from discontinued operations	(15,610)	5,987	(1,241)
Net income	$20,592	$32,183	$12,509

Basic earnings per share:
Continuing operations	$0.88	$0.60	$0.32
Discontinued operations	(0.38)	0.13	(0.03)
Basic earnings per share	$0.50	$0.73	$0.29

Diluted earnings per share:
Continuing operations	$0.87	$0.59	$0.31
Discontinued operations	(0.38)	$0.14	$(0.03)
Diluted earnings per share	$0.49	$0.73	$0.28

Basic weighted-average shares outstanding	40,926,581	43,805,845	42,791,061
Diluted weighted-average shares outstanding	41,761,623	44,338,205	44,299,304

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Net income	$20,592	$32,183	$12,509
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $(14), $(1) and $0, respectively	(2,061)	1,250	(1,237)
Reclassification of Cumulative translation adjustment to Net loss from discontinued operations	2,334	—	—
Reversal of Deferred tax asset associated with Cumulative translation adjustment	(1,369)	—	—
Reclassification of certain deferred tax effects	—	—	(920)
Change in derivative valuation, net of tax of $0, $(95) and $95, respectively	—	(208)	208
Total other comprehensive income (loss), net of tax	(1,096)	1,042	(1,949)
Total comprehensive income	$19,496	$33,225	$10,560

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2017	—	$—	42,165,524	$17	$174,090	—	$—	$(79,954)	$2,003	$96,156
Share-based compensation -US	—	—	—	—	8,175	—	—	—	—	8,175
Share-based compensation -UK	—	—	—	—	58	—	—	—	—	58
Exercise of stock options	—	—	271,891	—	997	—	—	—	—	997
Vesting of restricted stock units	—	—	715,492	1	(246)	—	—	—	—	(245)
ESPP shares granted	—	—	176,355	—	844	—	—	—	—	844
Tax expense of equity issuance costs	—	—	—	—	(674)	—	—	—	—	(674)
Comprehensive income:
Foreign currency translation adjustment, net of tax effect of $0	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Change in derivative valuation, net of tax expense of $95	—	—	—	—	—	—	—	—	208	208
Reclassification of certain deferred tax effects	—	—	—	—	—	—	—	920	(920)	—
Net income from continuing operations	—	—	—	—	—	—	—	13,750	—	13,750
Net loss from discontinued operations	—	—	—	—	—	—	—	(1,241)	—	(1,241)
Balances at December 31, 2018	$—	$—	$43,329,262	$18	$183,244	—	$—	$(66,525)	$54	$116,791
Share-based compensation -US	—	—	—	—	9,875	—	—	—	—	9,875
Share-based compensation -UK	—	—	—	—	65	—	—	—	—	65
Exercise of stock options	—	—	37,760	—	122	—	—	—	—	122
Vesting of restricted stock units	—	—	751,443	—	(1,392)	—	—	—	—	(1,392)
ESPP shares granted	—	—	327,271	—	1,149	—	—	—	—	1,149
Tax expense of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment, net of tax benefit of $(1)	—	—	—	—	—	—	—	—	1,250	1,250
Change in derivative valuation, net of tax benefit of $(95)	—	—	—	—	—	—	—	—	(208)	(208)
Treasury stock acquired	—	—	(768,910)	—	—	768,910	(3,344)	—	—	(3,344)
Net income from continuing operations	—	—	—	—	—	—	—	26,196	—	26,196
Net income from discontinued operations	—	—	—	—	—	—	—	5,987	—	5,987
Balances at December 31, 2019	—	$—	43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2019	—	$—	43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489
Share-based compensation -US	—	—	—	—	8,110	—	—	—	—	8,110
Share-based compensation -UK	—	—	—	—	45	—	—	—	—	45
Exercise of stock options	—	—	34,185		(51)	—	—	—	—	(51)
Vesting of restricted stock units	—	—	199,933	—	(36)	—	—	—	—	(36)
ESPP shares granted	—	—	280,584	—	353	—	—	—	—	353
Comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $(14)	—	—	—	—	—	—	—	—	(2,061)	(2,061)
Reclassification to net loss from discontinued operations net of tax of $1,369	—	—	—	—	—	—	—	—	965	965
Treasury stock acquired	—	—	(7,694,896)	—	—	7,694,896	(19,819)	—	—	(19,819)
Treasury stock reissued for Vesting of restricted stock units	—	—	1,042,920	—	(751)	(1,042,920)	4,574	(4,574)	—	(751)
Treasury stock reissued for Exercise of stock options	—	—	166,395	—	(298)	(166,395)	755	(755)	—	(298)
Treasury stock reissued for ESPP share grants	—	—	248,191	—	—	(248,191)	1,342	(1,022)	—	320
Net income from continuing operations	—	—	—	—	—	—	—	36,202	—	36,202
Net loss from discontinued operations	—	—	—	—	—	—	—	(15,610)	—	(15,610)
Balances at December 31, 2020	—	$—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$—	$163,858
The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,592	$32,183	$12,509
Less: Net income (loss) from discontinued operations, net of tax	(15,610)	5,987	(1,241)
Net income from continuing operations	36,202	26,196	13,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,133	15,879	11,476
Provision for loan losses	156,910	325,662	362,198
Share-based compensation	8,110	9,875	8,175
Amortization of debt issuance costs	718	621	360
Amortization of loan premium	4,600	5,998	6,179
Amortization of convertible note discount	—	—	138
Amortization of derivative assets	—	108	1,259
Amortization of operating leases	(529)	4	—
Deferred income tax expense, net	11,260	11,583	228
Non-operating loss	24,079	681	350
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,787)	188	(939)
Income taxes payable	465	—	—
Receivables from payment processors	2,533	10,639	(895)
Receivables from CSO lenders	7,441	7,487	6,896
Interest receivable	(38,248)	(76,274)	(89,523)
State and other taxes payable	(91)	116	(121)
Deferred revenue	(8,208)	(11,434)	5,819
Accounts payable and accrued liabilities	(9,525)	5,987	674
Net cash provided by continuing operating activities	210,063	333,316	326,024
Net cash provided by discontinued operating activities	1,286	37,028	36,252
Net cash provided by operating activities	211,349	370,344	362,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(607,151)	(1,054,038)	(1,071,556)
Principal collections and recoveries on loans receivable	652,688	769,802	751,887
Participation premium paid	(3,828)	(5,861)	(6,393)
Purchases of property and equipment	(16,069)	(17,745)	(21,241)
Net cash provided by (used in) continuing investing activities	25,640	(307,842)	(347,303)
Net cash provided by (used in) discontinued investing activities	9,457	(19,679)	(44,515)
Net cash provided by (used in) investing activities	35,097	(327,521)	(391,818)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$31,500	$64,000	$41,000
Payments on notes payable	(119,000)	(60,000)	—
Cash paid for interest rate caps	—	—	(1,367)
Settlement of derivative liability	—	—	(2,010)
Debt issuance costs paid	(253)	(2,593)	(173)
Debt prepayment penalties paid	—	(850)	—
ESPP shares issued	674	1,149	844
Common stock repurchased	(19,819)	(3,344)	—
Proceeds from stock award exercises	27	122	997
Taxes paid related to net share settlement of equity awards	(1,164)	(1,391)	(246)
Net cash provided by (used in) continuing financing activities	(108,035)	(2,907)	39,045
Net cash provided by (used in) discontinued financing activities	(16,310)	(10,013)	8,797
Net cash provided by (used in) financing activities	(124,345)	(12,920)	47,842
Net increase in cash and cash equivalents	122,101	29,903	18,300
Less: increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	(5,567)	7,336	534
Change in cash, cash equivalents and restricted cash from continuing operations	127,668	22,567	17,766

Cash and cash equivalents, beginning of period	71,215	48,348	31,582
Restricted cash, beginning of period	2,235	2,535	1,535
Cash, cash equivalents and restricted cash, beginning of period	73,450	50,883	33,117

Cash and cash equivalents, end of period	197,983	$71,215	$48,348
Restricted cash, end of period	3,135	2,235	2,535
Cash, cash equivalents and restricted cash, end of period	$201,118	$73,450	$50,883

Supplemental cash flow information:
Interest paid	$49,257	$61,893	$73,257
Taxes paid	$419	$535	$359

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$806	$4,754	$10,605
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$47	$181	$268
Annual membership fee included in Deferred revenues and Loans receivable	$108	$195	$—
Reissuances of Treasury stock	$6,671	$—	$—
Property and equipment accrued but not yet paid	$—	$579	$445
Impact on OCI and retained earnings of adoption of ASU 2018-02	$—	$—	$920
Changes in fair value of interest rate caps	$—	$304	$304
Tax benefit of equity issuance costs included in Additional paid-in capital	$—	$2	$674
Impact of deferred tax asset included in Other comprehensive income (loss)	$1,354	$36	$—
Leasehold improvements included in Accounts payable and accrued liabilities	$—	$—	$2,717
Leasehold improvements allowance included in Property and equipment, net	$—	$439	$—
Lease incentives allowance included in Accounts payable and accrued expenses	$—	$3,720	$—
Operating lease right of use assets recognized	$—	$11,809	$—
Operating lease liabilities recognized	$—	$15,966	$—

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
Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. The Company uses advanced technology and proprietary risk analytics to provide more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans, lines of credit and credit cards in the United States (the “US”). The Company’s products, Rise, Elastic and Today Card, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the United Kingdom ("UK"), the Company previously offered unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International Limited, (“ECIL”) under the brand name of Sunny. On June 29, 2020, ECIL entered into administration in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to a resolution of the board of directors of ECIL. The onset of Coronavirus Disease 2019 ("COVID-19") coupled with the lack of clarity within the UK regulatory environment led to the decision to place ECIL into administration. The management, business, affairs and property of ECIL have been placed into the direct control of the appointed administrators, KPMG LLP. Accordingly, the Company deconsolidated ECIL as of June 29, 2020 and presents ECIL's results as discontinued operations for all periods presented. See Note 15—Discontinued Operations for more information regarding the presentation of ECIL.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Installment Loans, Lines of Credit and Credit Cards
Installment loans, lines of credit and credit cards, including receivables for finance charges, fees and interest, are unsecured and reported as Loans receivable, net of allowance for loan losses on the Consolidated Balance Sheets. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise brand. Line of credit accounts include customer cash advances made through the Elastic brand and the Rise brand in two states (which were discontinued in September 2020). Credit cards represent credit card receivable balances, uncollected billed interest and fees through the Today Card brand.
The Company offers Rise installment products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests purchased. The loan premium is amortized over the expected life of the outstanding loan amount. At December 31, 2020, 2019 and 2018, the amortization expenses on the loan premiums were $4.6 million, $6.0 million and $6.2 million, respectively, and are included within Revenues in the Consolidated Income Statements. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.
 The Company considers impaired loans as accounts over 60 days past due (for installment loans and lines of credit) or 120 days (for credit cards) or loans which become uncollectible based on information that the Company becomes aware of (e.g., receipt of customer bankruptcy notice). The impaired loans are charged-off at the time that they are deemed to be uncollectible.
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
On March 22, 2020, federal and state banking regulators issued a joint statement on working with customers affected by COVID-19 (the "Interagency Statement"). The Interagency Statement includes guidance on accounting for loan modifications. In accordance with the Interagency Statement, the Company, and the bank originators the Company supports, have elected to not recognize modified loans as TDRs if the borrower was both: 1) not more than 30 days past due as of March 1, 2020 (or at the requested modification date if originated on or after March 2, 2020); and 2) the modification stems from the effects of the COVID-19 outbreak. The modifications offered by the Company to borrowers that meet both qualifications may include short-term payment deferrals less than six months, interest or fee waivers, extensions of payment terms or delays in payment that are insignificant. If the borrower was not current at March 1, 2020, the Company offers similar modifications that are considered TDRs. This election is applicable from March 1, 2020 until the earlier of 60 days following the date the COVID-19 national emergency comes to an end or January 1, 2022.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies its loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance are created by recording a Provision for loan losses in the Consolidated Income Statements. Installment loans and lines of credit are charged off, which reduces the allowance for loan losses, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduces the allowance for loan losses, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
Revenue Recognition
The Company recognizes consumer loan fees as revenues for each of the loan products it offers. Revenues on the Consolidated Income Statements include: finance charges, lines of credit fees, fees for services provided through CSO programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
The Company accrues finance charges on installment loans on a constant yield basis over their terms. The Company accrues and defers fixed fees such as CSO fees and lines of credit fees when they are assessed and recognizes them to earnings as they are earned over the life of the loan. The Company accrues interest on credit cards based on the amount of the credit card balance outstanding and the related contractual interest rate. Credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. The Company does not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued when payment is past due more than 90 days. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days and are considered delinquent after the grace period. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest and then to the principal loan balance.
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects, and in accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30 to 60 days, and generally up to a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. The finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan as adjusted for the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
The Company’s business is affected by seasonality, which can cause significant changes in portfolio size and profit margins from quarter to quarter. Although this seasonality does not impact the Company’s policies for revenue recognition, it does generally impact the Company’s results of operations by potentially causing an increase in its profit margins in the first quarter of the year and decreased profit margins in the second through fourth quarters.
Credit Service Organization
The Company also provides services in connection with installment loans originated by independent third-party lenders (“CSO lenders”), whereby the Company acts as a credit services organization/credit access business on behalf of consumers in accordance with applicable state laws (the “CSO program”). Previously, the CSO program included arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. As of December 31, 2020, the CSO lenders are no longer originating Rise CSO loans. The Company continues to service existing loans.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the CSO program, the Company guarantees the repayment of the customer’s loan to the CSO lenders as part of the credit services it provides to the customer. A customer who obtained a loan through the CSO program paid the Company a fee for the credit services, including the guaranty, and entered into a contract with the CSO lenders governing the credit services arrangement. The CSO fee received was initially recognized as deferred revenue and subsequently recognized over the life of the loan. The Company estimates a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses detailed previously. The CSO program required that the Company fund a cash reserve equal to 25% - 45% of the outstanding loan principal within the CSO program portfolio. As of December 31, 2020 and 2019, respectively, estimated losses of approximately $0.7 million and $2.1 million for the CSO loans receivable guaranteed by the Company of approximately $2.2 million and $19.6 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. See Note 3—Loans Receivable and Revenues for additional information on loans receivable and the provision for loan losses.

The Company also had a Receivable from CSO lenders related primarily to CSO fees received by the CSO lenders from customers. The receivables (payables) related to the CSO lenders as of December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
Receivable related to 25%-45% cash reserve	$1,333	$8,648
Receivable (payable) related to CSO fees collected by CSO lenders	(78)	(9)
Receivable related to licensing and servicing arrangements with CSO lenders	0	57
Total receivable from CSO lenders	$1,255	$8,696
The CSO lenders are considered VIEs of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.
Receivables from Payment Processors
The Company has entered into agreements with third-party service providers to conduct processing activities, including the funding of new customer loans and the collection of customer payments for those loans. In accordance with contractual agreements, these funds are settled back to the Company within one to three business days after the date of the originating transaction. Accordingly, the Company had approximately $6.1 million and $8.7 million due from processing providers as of December 31, 2020 and 2019, respectively, which is included in Receivable from payment processors in the Consolidated Balance Sheets.
Direct Marketing Costs
Marketing expenses consist of online marketing costs such as sponsored search and advertising on social networking sites, and other marketing costs such as purchased television and radio advertising and direct mail print advertising. In addition, marketing expense includes affiliate costs paid to marketers in exchange for information for applications from potential customers. Online marketing, affiliate costs and other marketing costs are expensed as incurred.
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
Software development costs, which are included in Property and equipment, net on the Consolidated Balance Sheets, as of December 31, 2020 and 2019, and related amortization expense, which is included in Depreciation and amortization within the Consolidated Income Statements for the years ended December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	2020	2019
Software development costs	$79,200	$64,196
Less: accumulated amortization	(53,265)	(39,036)
Net book value	$25,935	$25,160
Amortization expense	$14,229	$9,961
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
The Company has no recorded liabilities for uncertain tax positions at December 31, 2020 and 2019. Tax periods from fiscal years 2014-2019 remain open and subject to examination for US federal and state tax purposes. As the Company had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
The Coronavirus Aid, Relief, and Economic Security ("CARES Act"), as amended by the Consolidated Appropriations Act ("CAA") were signed into law on March 27, 2020 and December 27, 2020, respectively. The Company reviewed the tax relief provisions of the CARES Act, amended, regarding its eligibility and determined that the impact is likely to be insignificant with regard to its effective tax rate. The Company continues to monitor and evaluate its eligibility for the amended CARES Act tax relief provisions to identify any portions that may become applicable in the future.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prior to 2019, the Company performed this test at October 31. As a result of the global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than the carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The Company completed its annual test as of October 1, 2020 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 1 and December 31, 2020 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount.
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
Intangible Assets Subject to Amortization
Intangible assets primarily include the fair value assigned to non-compete agreements at acquisition less any accumulated amortization. Non-compete agreements are amortized on a straight-line basis over the term of the agreement. An evaluation of the recoverability of intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value. No impairment losses related to intangible assets subject to amortization occurred during the years ended December 31, 2020, 2019 and 2018.
Leases
Prior to the implementation of ASC Topic 842, Leases, the Company recognized escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recorded as a deferred rent liability. The Company adopted the provisions of ASC Topic 842 on a prospective basis at January 1, 2019. The adoption of ASU 2016-02, as amended, resulted in the recognition of approximately $11.5 million and $15.4 million additional right of use assets and liabilities for operating leases, respectively, of which $10.3 million and $14.2 million related to continuing operations. Subsequent to initial adoption, the Company entered into additional leases for a total recognition in 2019 of $11.8 million and $16.0 million right of use assets and liabilities for operating leases in continuing operations, respectively. The Company did not enter into any leases in 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use ("ROU") assets and Operating lease liabilities on the Company's Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component.
Debt Discount and Issuance Costs
Costs incurred for issuing the Notes payable are deferred and amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. These costs include any debt discount or premium on the notes in addition to debt issuance costs incurred.
The unamortized balance of debt issuance costs was approximately $2.1 million and $2.6 million at December 31, 2020 and 2019, respectively, and is included in Notes payable, net in the Consolidated Balance Sheets. Amortization of debt issuance costs of approximately $0.7 million, $0.6 million and $0.4 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively, and is included within Net interest expense in the Consolidated Income Statements.
Comprehensive Income
Accumulated other comprehensive income, net is comprised of the impact of foreign currency translation adjustments in addition to unrealized gains (losses) on interest rate caps. The Company had the following reclassifications out of Accumulated other comprehensive income (loss), net:
•For the year ended December 31, 2020, the Company reclassified a $2.3 million net loss from cumulative translation adjustments within Accumulated other comprehensive income to Net loss from discontinued operations as part of the Company's loss on disposal related to the placement of ECIL into administration. In addition, a $1.4 million deferred tax benefit was reclassified to remove the associated deferred tax asset as part of this transaction.
•During the years ended December 31, 2019 and 2018, the Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. The Company reclassified gains of $0.3 million and $2.4 million related to the maturation of the interest rate caps from Accumulated other comprehensive income to net income in the years ended December 31, 2019 and 2018, respectively. See Note 11— Fair Value for additional information on these cash flow hedges. For the years ended December 31, 2020, 2019 and 2018, the change in total other comprehensive income, net of tax, was a gain (loss) of approximately $(1.1) million, $1.0 million and $(1.9) million, respectively.
•In 2018, certain stranded tax effects of $0.9 million were reclassified from accumulated comprehensive income to Accumulated deficit.
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
Transfers and Servicing of Financial Assets
The Company applies the provisions of ASC Topic 860, Transfers and Servicing, for accounting for transfers and servicing of financial assets, which requires that specific criteria are met in order to record a transfer of financial assets as a sale. To qualify for sale treatment, the guidance requires that the Company does not have continuing involvement with the sold assets and also requires the Company to no longer retain effective control of the assets. During the years ended December 31, 2020, 2019 and 2018, the Company entered into sales agreements with third-party firms whereby the Company sold charged off customer loans to the third party. The agreements meet the sale criteria, and as a result, proceeds of approximately $9.9 million, $21.5 million and $24.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, were recorded as a recovery of charged off loans, inclusive of other recoveries, in the allowance for loan losses.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheets the assets and liabilities for the rights and obligations created by those leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which clarifies certain matters in the codification with the intention to correct unintended application of the guidance. Also in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides entities with an additional (and optional) transition method whereby the entity applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, under the new transition method, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current US GAAP (Topic 840, Leases). ASU 2016-02, as amended, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to adopt the transition method in ASU 2018-11 by applying the practical expedient prospectively at January 1, 2019. The Company also elected to apply the optional practical expedient package to not reassess existing or expired contracts for lease components, lease classification or initial direct costs. The adoption of ASU 2016-02 on January 1, 2019, as amended, resulted in the recognition of approximately $11.5 million right of use assets and $15.4 million liabilities for operating leases, of which $10.3 million and $14.2 million related to continuing operations, respectively, but did not have a material impact on the Company's Consolidated Income Statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt this ASU prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. At December 31, 2020, the Company has capitalized implementation costs associated with cloud computing arrangements of $1.0 million. At adoption, ASU 2018-15 did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The purpose of ASU 2018-13 is to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and requires both a prospective and retrospective approach to adoption based on amendment specifications. Early adoption of any removed or modified disclosures is permitted. Additional disclosures may be delayed until their effective date. The adoption of ASU 2018-13 at January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The purpose of ASU 2017-04 is to simplify the subsequent measurement of goodwill. The amendments modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for public companies for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has adopted all of the amendments of ASU 2017-04 as of January 2020 with no impact to the Company's consolidated financial statements. The Company used the simplified subsequent measurement requirements per ASU 2017-04 in its impairment analysis at March 31, 2020 and October 1, 2020.
On March 27, 2020, the CARES Act was enacted in response to COVID-19. Among other things, the CARES Act provides income tax relief inclusive of permitting NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has reviewed the tax relief provisions of the CARES Act regarding its eligibility and determined that the impact is likely to be insignificant with regard to its effective tax rate. Certain portions of the CARES Act were amended by the CAA on December 27, 2020. The Company continues to monitor and evaluate its eligibility for the amended CARES Act tax relief provisions to identify any that may become applicable in the future.
Accounting Standards to be Adopted in Future Periods
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). The purpose of ASU 2020-03 is to clarify, correct errors in or make minor improvements to the codification. Among other revisions, the amendments clarify that an entity should record an allowance for credit losses when an entity regains control of financial assets sold in accordance with Topic 326. ASU 2020-03 also clarifies disclosure requirements for debt securities under Topic 942 and affirms that all entities are required to provide the fair value option disclosures within paragraphs 825-10-50-24 through 50-32 of the codification. The amendments in this update are effective on the latter of the issuance of ASU 2020-03 or the effective date of their related topic. The Company does not anticipate the adoption of ASU 2020-03 to have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is assessing the potential impact of electing all or portions of ASU 2020-04 on the Company's consolidated financial statements.
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

NOTE 2—EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at December 31, 2020 and 2019.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of earnings (loss) per share was as follows for years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(Dollars in thousands except share and per share amounts)	2020	2019	2018
Numerator (basic and diluted):
Net income from continuing operations	$36,202	$26,196	$13,750
Net income (loss) from discontinued operations	(15,610)	5,987	(1,241)
Net income	$20,592	$32,183	$12,509

Denominator (basic):
Basic weighted-average number of shares outstanding	40,926,581	43,805,845	42,791,061

Denominator (diluted):
Basic weighted-average number of shares outstanding	40,926,581	43,805,845	42,791,061
Effect of potentially dilutive securities:
Employee stock plans (options, RSUs and ESPP)	835,042	532,360	1,508,243
Diluted weighted-average number of shares outstanding	41,761,623	44,338,205	44,299,304

Basic and diluted earnings per share:
Continuing operations	$0.88	$0.60	$0.32
Discontinued operations	(0.38)	0.13	(0.03)
Basic earnings per share	$0.50	$0.73	$0.29

Continuing operations	$0.87	$0.59	$0.31
Discontinued operations	(0.38)	0.14	(0.03)
Diluted earnings per share	$0.49	$0.73	$0.28
For the years ended December 31, 2020, 2019 and 2018, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive.
•1,360,711, 1,434,882 and 249,517 common shares issuable upon exercise of the Company's stock options
•2,483,622, 3,552,730 and 826,557 common shares issuable upon vesting of the Company's RSUs.
ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the years ended December 31, 2020, 2019 and 2018.
NOTE 3—LOANS RECEIVABLE AND REVENUES
Revenues
Revenues generated from the Company’s consumer loans for the years ended December 31, 2020, 2019 and 2018 were as follows:

(Dollars in thousands)	2020	2019	2018
Finance charges	$274,025	$348,537	$345,003
Lines of credit fees	173,528	247,398	254,561
CSO fees	16,530	40,835	60,221
Other	1,263	2,103	3,931
Total revenues	$465,346	$638,873	$663,716

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans receivable, net of allowance for loan losses
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments at December 31, 2020 and 2019. The Rise product is primarily installment loans with lines of credit offered in two states, which ceased lines of credit origination activity in September 2020. The Elastic product is a line of credit product. In November of 2018, the Company launched the Today Card, a credit card product offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of December 31, 2020 and 2019 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of December 31, 2020, 8.7% of customers have been provided relief through a COVID-19 payment deferral program for a total of $34.6 million in loans with deferred payments primarily reported in current status. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the total portfolio as of December 31, 2020.
Installment loans, lines of credit and credit cards are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of December 31, 2020 and 2019 have been charged off.

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$222,937	$154,950	$12,954	$390,841
Past due loans	22,383	6,926	1,564	30,873
Total loans receivable	245,320	161,876	14,518	421,714
Net unamortized loan premium	239	1,278	—	1,517
Less: Allowance for loan losses	(33,288)	(13,201)	(1,910)	(48,399)
Loans receivable, net	$212,271	$149,953	$12,608	$374,832

	December 31, 2019
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$307,408	$239,941	$3,439	$550,788
Past due loans	46,386	21,285	1,108	68,779
Total loans receivable	353,794	261,226	4,547	619,567
Net unamortized loan premium	290	2,128	—	2,418
Less: Allowance for loan losses	(50,019)	(28,852)	(1,041)	(79,912)
Loans receivable, net	$304,065	$234,502	$3,506	$542,073
Total loans receivable includes approximately $19.2 million and $6.1 million of loans in a non-accrual status at December 31, 2020 and 2019, respectively.
Additionally, total loans receivable includes approximately $25.3 million and $33.0 million of interest receivable at December 31, 2020 and 2019, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 are as follows:

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$52,099	$28,852	$1,041	$81,992
Provision for loan losses	108,105	45,988	2,817	156,910
Charge-offs	(140,616)	(67,300)	(2,030)	(209,946)
Recoveries of prior charge-offs	14,380	5,661	82	20,123
Total	33,968	13,201	1,910	49,079
Accrual for CSO lender owned loans (Note 1)	(680)	—	—	(680)
Balance end of year	$33,288	$13,201	$1,910	$48,399

	December 31, 2019
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$50,597	$36,019	$31	$86,647
Provision for loan losses	207,079	116,462	2,121	325,662
Charge-offs	(226,227)	(134,362)	(1,122)	(361,711)
Recoveries of prior charge-offs	20,650	10,733	11	31,394
Total	52,099	28,852	1,041	81,992
Accrual for CSO lender owned loans (Note 1)	(2,080)	—	—	(2,080)
Balance end of year	$50,019	$28,852	$1,041	$79,912

	December 31, 2018
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$55,867	$28,869	$—	$84,736
Provision for loan losses	223,298	138,869	31	362,198
Charge-offs	(250,623)	(142,863)	—	(393,486)
Recoveries of prior charge-offs	22,055	11,144	—	33,199
Total	50,597	36,019	31	86,647
Accrual for CSO lender owned loans (Note 1)	(4,444)	—	—	(4,444)
Balance end of year	$46,153	$36,019	$31	$82,203
As of December 31, 2020 and 2019, estimated losses of approximately $0.7 million and $2.1 million, respectively, for the CSO owned loans receivable guaranteed by the Company of approximately $2.2 million and $19.6 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness or that extended the maturity date by sixty days or more as a part of a loss mitigation strategy for Rise and Elastic, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. There were no loans that were modified as TDRs prior to 2017.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	2020	2019	2018
Outstanding recorded investment before TDR	$30,378	$32,040	$26,683
Outstanding recorded investment after TDR	29,492	29,689	24,421
Total principal and interest forgiveness included in charge-offs within the allowance for loan loss	$886	$2,351	$2,262
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR for the years ended December 31, 2020, 2019, and 2018:

(Dollars in thousands)	2020	2019	2018
Average outstanding recorded investment(1)	$21,828	$15,010	$9,132
Interest income recognized	$12,560	$11,013	$14,056

1. Simple average as of December 31, 2020, 2019, and 2018, respectively.
The table below presents the Company’s loans modified in TDRs as of December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Current outstanding investment	$21,261	$11,313
Delinquent outstanding investment	5,532	5,549
Outstanding recorded investment	26,793	16,862
Less: Impairment included in Allowance for loan losses	(7,133)	(3,664)
Outstanding recorded investment, net of impairment	$19,660	$13,198
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $14.3 million and $15.6 million of loan restructurings accounted for as TDRs that subsequently defaulted for the year ended December 31, 2020 and 2019, respectively. The Company, and the bank originators it supports, have commitments to lend additional funds of approximately $4.6 million to customers with available and unfunded lines of credit at December 31, 2020.

NOTE 4—VARIABLE INTEREST ENTITIES
The Company is involved with six entities that are deemed to be VIEs: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV Ltd. and three Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.

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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$97,345	$26,245
Loans receivable, net of allowance for loan losses of $13,202 and $28,852, respectively	149,951	234,504
Receivable from payment processors	3,652	6,363
Total assets	$250,948	$267,112
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($23,337 and $7,690, respectively, eliminates upon consolidation)	$27,663	$15,902
Deferred revenue	2,300	4,280
Reserve deposit liability ($23,150 and $23,150, respectively, eliminates upon consolidation)	23,150	23,150
Notes payable, net	197,835	223,780
Total liabilities and shareholder’s equity	$250,948	$267,112
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
Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase an interest in each Rise bank-originated installment loan. Prior to August 1, 2019, the third-party lender retained 5% of the balances and sold a 95% participation to EF SPV. On August 1, 2019, EF SPV purchased an additional 1% participation in the outstanding portfolio with the participation percentage revised going forward to 96%. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against the bank-originated loan losses in return for a credit premium. The

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$35,450	$7,541
Loans receivable, net of allowance for loan losses of $14,342 and $17,436, respectively	83,869	111,281
Receivable from payment processors ($231 and $0 eliminates upon consolidation)	713	681
Total assets	$120,032	$119,503
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued liabilities ($16,459 and $7,114, respectively, eliminates upon consolidation)	$17,599	$8,576
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	93,483	101,977
Total liabilities and shareholder's equity	$120,032	$119,503
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
Once the third-party lender originates the loan, EC SPV has the right to purchase an interest in each Rise bank-originated installment loan. The third-party lender retains 5% of the balances of all the loans originated and sells the remaining 95% participation to EC SPV. VPC will lend EC SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—EC SPV Facility). The Company entered into a separate credit default protection agreement with EC SPV whereby the Company agreed to provide credit protection to the investors in EC SPV against Rise bank-originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EC SPV, however, as a result of the credit default protection agreement, EC SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Consolidated Balance Sheets at December 31, 2020:

(Dollars in thousands)	2020
ASSETS
Cash and cash equivalents	$9,377
Restricted cash	1,000
Loans receivable, net of allowance for loan losses of $1,634	19,231
Receivable from payment processors ($6 eliminates upon consolidation)	211
Total assets	$29,819
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($803 eliminates upon consolidation)	$1,541
Reserve deposit liability ($3,500 eliminates upon consolidation)	3,500
Notes payable, net	24,778
Total liabilities and shareholder’s equity	$29,819
CSO Lenders
The three CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2020 and 2019 consists of the following:

(Dollars in thousands)	2020	2019
Furniture and fixtures	$4,288	$4,315
Equipment	15,323	14,453
Leasehold improvements	8,310	8,301
Software development cost	79,200	64,196
Software-purchased	9,627	9,501
	116,748	100,766
Less accumulated depreciation	(82,748)	(64,822)
	$34,000	$35,944
Depreciation expense was approximately $18 million, $16 million, and $11 million for the years ended December 31, 2020, 2019, and 2018, respectively.
For the years ended 2019 and 2018, the Company identified internal-use software projects whose net carrying value was deemed unrecoverable, and therefore, fully impaired. In addition, the Company identified a group of furniture and fixtures that had been abandoned related to one of the Company's offices. As a result, the Company recognized impairment expenses of $681 thousand and $311 thousand in Non-operating loss within the Consolidated Income Statements for the years ended December 31, 2019 and 2018, respectively.

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities at December 31, 2020 and 2019 consist of the following:

(Dollars in thousands)	2020	2019
Accounts payable	$7,568	$10,604
Accrued compensation	15,326	15,644
Liability for losses on CSO lender-owned consumer loans	680	2,080
Interest payable	3,852	4,691
Other accrued liabilities	24,826	5,660
	$52,252	$38,679
NOTE 7—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the EF SPV Facility, the ESPV Facility, and effective July 31, 2020, the EC SPV Facility. The facilities had the following terms as of December 31, 2020.
VPC Facility
The VPC Facility is primarily used to fund the Rise loan portfolio with a subordinated debt component used for general corporate purposes. It provides the following term notes at:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, the interest rate of the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted-average base rate on the outstanding balance was 2.73% and the overall interest rate was 10.23%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall rate was 9.98%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date.
•A maximum borrowing amount of $18 million used to fund working capital, and prior to February 1, 2019, at a base rate (defined as the 3-month LIBOR, with a 1% floor) plus 13% ("4th Tranche Term Note"). Upon the February 1, 2019 amendment date, the interest rate was fixed through the February 1, 2021 maturity date at a base rate of 2.73% plus 13%. The interest rate at both December 31, 2020 and 2019 was 15.73%. There was no change in the interest rate spread on this facility upon the February 1, 2019 amendment.
•Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
As of December 31, 2020, the VPC Facility had a total borrowing capacity of $218 million.
The 4th Tranche Term Note matures on February 1, 2021. The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the respective maturity dates. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of December 31, 2020 and 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Consolidated Balance Sheets and is presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Upon deconsolidation of ECIL, the Company evaluated and recognized a $566 thousand liability at the Parent level related to the guarantee of ECIL's outstanding debt balance at June 30, 2020. The liability was recognized at the fair value of the guarantee obligation based on ECIL's cash flows and ability to repay the outstanding debt balance. ECIL completed repayment of the UK Term Note in the third quarter of 2020 and the liability has been released.
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Prior to the February 1, 2019 amendment, the interest rate paid on this facility was a base rate (defined as the greater of the 3-month LIBOR rate or 1% per annum) plus 13% for the outstanding balance up to $50 million, plus 12% for the outstanding balance greater than $50 million up to $100 million, plus 13.5% for any amounts greater than $100 million up to $150 million, and plus 12.75% for borrowing amounts greater than $150 million. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). At December 31, 2019, the weighted-average base rate on the outstanding balance was 2.72% and the overall interest rate was 10.22%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.72% and the overall interest rate was 9.97%. All future borrowings under this facility after July 1, 2019 will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of December 31, 2020 and 2019.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% on January 1, 2020 as part of the amendment). The weighted-average base rate on the outstanding balance at December 31, 2019 was 2.49% and the overall interest rate was 9.99%. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of December 31, 2020 and 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EC SPV Facility
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. As of December 31, 2020, the interest rate paid on this facility is a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.25% at the borrowing date. The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of December 31, 2020.
VPC, ESPV SPV, EF SPV and EC SPV Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, for the years ended December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
US Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	$104,500	$182,000
4th Tranche Term Note bearing interest at the base rate + 13%	18,050	18,050
ESPV Term Note bearing interest at the base rate + 7.25% (2020) or 7.5% (2019)	199,500	226,000
EF SPV Term Note bearing interest at the base rate + 7.25% (2020) or + 7.5% (2019)	93,500	102,000
EC SPV Term Note bearing interest at the base rate + 7.25%	25,000	—
Debt issuance costs	(2,147)	(2,611)
Total	$438,403	$525,439
The change in the facility balances includes the following:
•US Term Note - Paydowns of $27.5 million, $25 million and $25 million in the first, second, and fourth quarter of 2020, respectively;
•ESPV Term Note - Paydowns of $6.5 million and $20 million in the first and second quarter of 2020, respectively.
•EF SPV Term Note - Draw of $6.5 million in the first quarter of 2020 and a paydown of $15 million in the second quarter of 2020; and
•EC SPV Term Note - Draw of $25 million in the fourth quarter of 2020;
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
Per the terms of the February amendments and the July 31, 2020 EC SPV agreement, the Company qualifies for a 25 bps rate reduction on the VPC, ESPV, EF SPV, and EC SPV facilities effective January 1, 2021. This reduction does not apply to the 4th Tranche Term Note. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the future debt maturities as of December 31, 2020:

Year (dollars in thousands)	December 31, 2020
2021	$18,050
2022	—
2023	—
2024	422,500
2025	—
Thereafter	—
Total	$440,550

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. As a result of the global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than the carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The annual test was completed as of October 1, 2020 and the Company determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. For the period from March 31, 2020 to October 1, 2020, the fair value of the Elastic reporting unit remained steady and there was no impairment identified. No events or circumstances occurred between October 1 and December 31, 2020 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively. Of the total goodwill balance, approximately $270 thousand is deductible for tax purposes.
The Company's impairment evaluation of goodwill is based on comparing the fair value of the respective reporting unit to its carrying value. The fair value of the reporting unit is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses the Company's projections of financial performance for a six- to nine-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the respective reporting unit's operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. The Company’s estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in these valuations which could result in additional impairment charges in the future.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of acquired intangible assets as of December 31, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,859)	602
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
	$3,329	$(2,196)	$1,133
The carrying value of acquired intangible assets as of December 31, 2019 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,739)	722
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
	$3,329	$(2,076)	$1,253
In May 2018, a party to a non-compete agreement terminated employment with the Company. The terms of the non-compete agreement expired one year after termination. The Company determined that the useful life of the non-compete agreement should coincide with its expiration and therefore amortized the remaining carrying value on a straight-line basis through May 2019. As of December 31, 2020, the non-compete agreement was fully amortized.
Total amortization expense recognized for the years ended December 31, 2020, 2019 and 2018 was approximately $120 thousand, $310 thousand, and $411 thousand respectively. The weighted-average remaining amortization period for the intangible assets was 5, 6 and 6 years at December 31, 2020, 2019 and 2018, respectively.
Estimated amortization expense relating to intangible assets subject to amortization for the succeeding five years is as follows:

Year (dollars in thousands)	Amount
2021	120
2022	120
2023	120
2024	120
2025	120

NOTE 9—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of two to six years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2020 and 2019, net assets recorded under operating leases were $8.3 million and $10.2 million, respectively, and net lease liabilities were $12.0 million and $14.4 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense prior to the Company's adoption of ASC 842 was $2.8 million for the year ended December 31, 2018, respectively, and is reported in Occupancy and equipment in the Consolidated Income Statements. Total lease cost recognized after the adoption of ASC 842 for the years ended December 31, 2020 and 2019, as included in Occupancy and equipment in the Consolidated Income Statements, is detailed in the table below.

	Year ended December 31,
Lease cost (dollars in thousands)	2020	2019
Operating lease cost	$3,231	$3,138
Short-term lease cost	—	22
Total lease cost	$3,231	$3,160
Further information related to leases is as follows:

	Year ended December 31,
Supplemental cash flows information (dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$3,760	$3,135
Right-of-use assets obtained in exchange for lease obligations	$—	$1,110
Weighted-average remaining lease term	3.6 years	4.5 years
Weighted-average discount rate	10.23%	10.23%
Future minimum lease payments as of December 31, 2020 are as follows:

Year (dollars in thousands)	Amount
2021	$3,876
2022	3,984
2023	3,486
2024	1,438
2025	1,254
Thereafter	638
Total future minimum lease payments	$14,676
Less: Imputed interest	(2,724)
Operating lease liabilities	$11,952

NOTE 10—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018 totaled approximately $8.1 million, $9.9 million and $8.2 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued under the 2016 Plan 7,451,291 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2020, the total number of shares available for future grants under the 2016 Plan was 3,085,505 shares.
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
In conjunction with the 2016 and 2014 Plans, as of December 31, 2020, the Company had granted stock options and RSUs which are described in more detail below.
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
The weighted-average grant-date fair value for options granted in 2020 was $2.17. These options have a contractual term of 10 years and vest 100% on the third anniversary of the effective date. The assumptions used to determine the fair value of options granted in the years ended December 31, 2020 and 2019 using the Black-Scholes-Merton model are as follows:

	2020	2019
Dividend yield	0%	0%
Risk-free interest rate	0.53%	1.43% to 2.47%
Expected volatility (weighted-average and range, if applicable)	52%	55% (52% to 55%)
Expected term	7 years	7 years
The expected term of the options granted is the period of time from the grant date to the date of expected exercise estimated using historical data. The expected volatility was determined based on the Company's stock price. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.
A summary of stock option activity as of and for the year ended December 31, 2020 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	2,269,178	$4.58
Granted	55,161	3.39
Exercised(1)	(712,500)	2.13
Expired	(25,000)	2.13
Canceled/Forfeited	(700,154)	5.32
Outstanding at December 31, 2020	886,685	5.94	3.94
Options exercisable at December 31, 2020	886,685	$5.94	3.94
(1)During the year ended December 31, 2020, certain options were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 511,920 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2020, the following options were outstanding at their respective exercise price:

Exercise Price	Options Outstanding
$2.13	25,000
$4.29 - 4.57	200,000
$5.15 - 5.59	226,687
$6.31	243,821
$8.08 - 8.32	191,177
Total	886,685
At December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options. The total intrinsic value of options exercised for the year December 31, 2020 was $1.1 million.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the year ended December 31, 2020 was $1.65. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the year ended December 31, 2020 is presented below:

RSUs	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	4,161,862	$6.10
Granted	1,258,059	1.65
Vested(1)	(1,559,107)	6.41
Canceled/Forfeited	(936,728)	5.64
Unvested at December 31, 2020	2,924,086	4.17
Expected to vest at December 31, 2020	2,355,775	$4.28
(1)During the year ended December 31, 2020, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 316,254 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

During the year ended December 31, 2020, the aggregate intrinsic value of vested and expected to vest RSUs was $9.4 million. The total intrinsic value of RSUs that vested during the year ended December 31, 2020 was $3.6 million.
At December 31, 2020, there was approximately $6.7 million of unrecognized compensation cost related to non-vested RSUs which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of RSUs vested for the year ended December 31, 2020 was $10.0 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. There are currently 1,816,716 shares authorized for the ESPP and 704,407 shares reserved for the ESPP. There were 528,775 shares purchased under the ESPP for the year ended December 31, 2020. Within share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, $637 thousand, $676 thousand, and $562 thousand, respectively, relates to the ESPP.

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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2020 and 2019, there were no significant transfers between levels.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used model-derived valuations that discounted the future expected cash receipts that would occur if variable interest rates rose above the strike price of the caps. The variable interest rates used in the calculation of projected receipts on the caps were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities in active markets (Level 2). The following tables summarize these interest rate caps as of and for the years ended December 31, 2019 and 2018 (dollars in thousands) and no activity related to interest rate caps was incurred for the year ended December 31, 2020:

Unrecognized gains recognized in Accumulated other comprehensive income	Year ended December 31, 2019	Year Ended December 31, 2018
US Term Note interest rate cap	$—	$159
ESPV Facility interest rate cap	—	144
	$—	$303

Gains recognized in Interest expense	Year ended December 31, 2019	Year Ended December 31, 2018
US Term Note interest rate cap	$159	$1,272
ESPV Facility interest rate cap	144	1,145
	$303	$2,417
On June 29, 2020, ECIL entered administration and was therefore deconsolidated by the Company and its results presented as discontinued operations. The Company had guaranteed ECIL's repayment of its outstanding debt to VPC. See Note 7—Notes Payable for more information regarding the guarantee of the UK Term Note. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Consolidated Income Statements and as Liabilities from discontinued operations on the Consolidated Balance Sheets.
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

NOTE 12—DERIVATIVES
The Company and ESPV have periodically used hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. The Company had no outstanding derivative instruments as of December 31, 2020 and 2019.

Cash Flow Hedges
The Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. The financial instruments were designated and accounted for as cash flow hedges, and the Company and ESPV measured the effectiveness of the hedges at least quarterly. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income (loss) and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. See Note 11—Fair Value for additional information on these cash flow hedges.
The following table summarizes the activity that was recorded in Accumulated other comprehensive income (loss) in addition to reclassifications from Accumulated other comprehensive income (loss) into earnings related to each of the Company's and ESPV's interest rate caps during the years ended December 31, 2019 and 2018.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2019		Year Ended December 31, 2018
(Dollars in thousands)	US Term Note	ESPV Facility	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$159	$144	$—	$—
Gross gains recognized in Accumulated other comprehensive income	—	—	1,431	1,289
Gains reclassified to income through Interest expense	(159)	(144)	(1,272)	(1,145)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—	$159	$144
There were no interest rate caps during the year ended December 31, 2020.

NOTE 13—INCOME TAXES
Income tax expense for the years ended December 31, 2020, 2019 and 2018 consists of the following:

(Dollars in thousands)	2020	2019	2018
Current income tax expense (benefit):
Federal	$—	$—	$(5)
State	(350)	576	150
Total current income tax expense	(350)	576	145

Deferred income tax expense (benefit):
Federal	10,985	9,643	326
State	275	1,940	(97)
Total deferred income tax expense	11,260	11,583	229

Total income tax expense	$10,910	$12,159	$374
No material penalties or interest related to taxes were recognized for the years ended December 31, 2020, 2019 and 2018.
The Company's consolidated effective tax rates for continuing operations were 23%, 32% and 3% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's US cash effective tax rate for 2020 was approximately 2.8%.
The differences between the provision for income tax and the amount that would result if the federal statutory rate were applied to the pre-tax financial income for the years ended December 31, 2020, 2019 and 2018 were as follows:

(Dollars in thousands)	2020	2019	2018
Federal statutory rate of 21%	$9,894	$8,054	$2,966
State income tax provision	(377)	1,611	579
Permanent differences	2,242	2,462	225
Change in federal statutory rate - US tax reform	—	—	(970)
Research and development credit	(1,757)	(860)	(2,493)
Other	908	892	67
Total	$10,910	$12,159	$374

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the SEC issued SAB 118, which provides guidance on accounting for tax effects of the Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. The Company completed its accounting of the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, generally 21%, in 2018. During the year ended December 31, 2018, the Company recorded a benefit of $970 thousand to its provisional amounts related to the Act, which had a (7)% impact for the year ended December 31, 2018.
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

(Dollars in thousands)	2020	2019
Deferred Tax Assets:
Allowance for losses on loans receivable	$4,600	$8,450
Net operating loss carryforward	15,954	196
Research and development credit	5,765	3,139
Deferred equity compensation costs	1,244	2,130
Accrued expenses	8,279	3,426
Deferred equity issuance costs	26	23
Other	1,165	671
Total deferred tax assets	37,033	18,035
Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation	(2,037)	(609)
Amortization of intangible assets	(7,486)	(7,416)
Prepaid expenses	(1,552)	(1,226)
Net deferred tax assets before valuation allowance	25,958	8,784
Valuation allowance	—	—
Deferred tax assets, net	$25,958	$8,784
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed.
At December 31, 2020 and 2019, the Company did not establish a valuation allowance for its deferred tax assets ("DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to four years. The Federal NOL carryforward from operations at December 31, 2020 was approximately $64.8 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors include the following:
•The Company is in a three-year cumulative pre-tax income position in 2020. Additionally, the Company has a history of utilizing its past NOL carryforwards.
•Due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one year and the remainder to reverse within three to four years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to four years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, at December 31, 2020 and 2019, the Company did not establish a valuation allowance for the DTA.
The Company has no recorded liabilities for uncertain tax positions at December 31, 2020 and 2019.

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
Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position. Based upon preliminary settlement discussions in the fourth quarter of 2020, the Company accrued a contingent loss in the amount of $17 million for estimated losses related to the TFLT and class action disputes at December 31, 2020. This accrual is recognized as Non-operating loss in the Consolidated Income Statements and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
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
In addition, on January 27, 2020, an Elevate wholly-owned subsidiary and other non-affiliated service providers to banks were sued in a class action lawsuit in Washington state.  The Plaintiff in the case claims that Elevate and the other non-affiliated service providers to banks have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, however Plaintiffs amended the complaint on January 25, 2021, suing Elevate alleging it is the true lender and violated Washington's Consumer Protection Act. Elevate disagrees that it has violated the above referenced law and it intends to vigorously defend its position.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $275.9 million and $251.2 million in available and unfunded credit lines at December 31, 2020 and 2019, respectively. From May 2017 through September 2020, the Rise product offered lines of credit to consumers in certain states and had approximately $0.0 million and $8.3 million at December 31, 2020 and 2019, respectively, in available and unfunded credit lines. The Today Card product had approximately $5.4 million and $0.6 million in available and unfunded credit lines at December 31, 2020 and 2019, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers and credit card customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in San Diego, California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At December 31, 2020 and 2019, the Company had $300 thousand and $400 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
UK Debt Guarantee:
As a result of ECIL’s entry into administration and deconsolidation, the Company had recognized a guarantee obligation related to the repayment of the UK Term Note by ECIL. The fair value of the guarantee obligation was $566 thousand and was recognized at June 30, 2020 within Net loss from discontinued operations in the Consolidated Income Statements and as Liabilities from discontinued operations on the Consolidated Balance Sheets. See Note 5—Notes Payable for more information regarding the guarantee of the UK Term Note. ECIL has fully repaid the UK Term Note and the guarantee obligation has been released as of December 31, 2020.

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2020, the Company accrued a contingent loss related to a legal matter in the amount of $7.1 million with $4.4 million remaining accrued at year-end. The accrual is recognized as Non-operating loss in the Consolidated Income Statements and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. This contingent loss is based on a probable settlement composed of both cash and certain amounts that are subject to valuation adjustments until the final settlement. The table below presents a rollforward of the amounts accrued for the year ended December 31, 2020.

(Dollars in thousands)	Year ended December 31, 2020
Beginning balance at December 31, 2019	$—
Expected loss accrual	7,065
Payments made	$(2,641)
Net contingent loss accrual related to a legal matter at December 31, 2020	$4,424

NOTE 15—DISCONTINUED OPERATIONS
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Years Ended December 31
(Dollars in thousands)	2020 (1)	2019	2018
Revenues	$24,012	$108,089	$122,966
Cost of sales:
Provision for loan losses	4,785	38,579	49,780
Direct marketing costs	1,372	12,735	22,882
Other cost of sales	10,790	18,763	14,220
Total cost of sales	16,947	70,077	86,882
Gross profit	7,065	38,012	36,084
Operating expenses:
Compensation and benefits	4,785	13,653	13,524
Professional services	2,879	4,881	6,040
Selling and marketing	605	2,608	3,241
Occupancy and equipment	2,141	4,723	3,733
Depreciation and amortization	1,427	1,501	1,512
Other	288	792	932
Total operating expenses	12,125	28,158	28,982
Operating (loss) income	(5,060)	9,854	7,102
Other expense:
Net interest expense	(896)	(4,113)	(5,900)
Foreign currency transaction loss	(854)	334	(1,409)
Impairment loss	(9,251)	—	—
Total other expense	(11,001)	(3,779)	(7,309)
Gain (loss) from operations of discontinued operations	(16,061)	6,075	(207)
Loss on disposal of discontinued operations	(27,983)	—	—
Gain (loss) from discontinued operations before taxes	(44,044)	6,075	(207)
Income tax benefit (expense)	28,434	(88)	(1,034)
Net income (loss) from discontinued operations	$(15,610)	$5,987	$(1,241)
(1) Includes ECIL financial results for the period through June 28, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the aggregate carrying amounts of the assets and liabilities of ECIL and those carried by the Company as discontinued operations related to ECIL:

(Dollars in thousands except share amounts)	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$—	$17,698
Restricted cash	—	59
Loans receivable, net of allowance for loan losses of $0 and $7,083, respectively	—	31,604
Prepaid expenses and other assets	—	4,871
Receivable from payment processors	—	1,970
Deferred tax assets, net	—	1,355
Property and equipment, net	—	14,045
Goodwill, net	—	9,251
Intangible assets, net	—	149
Total assets classified as discontinued operations in the Consolidated Balance Sheets	$—	$81,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$—	$6,917
Notes payable, net	—	29,624
Total liabilities classified as discontinued operations in the Consolidated Balance Sheets	$—	$36,541
The Company had continuing involvement with ECIL as the guarantor of ECIL's debt of approximately £10.2 million as of June 29, 2020 and a guarantee obligation of $566 thousand was recognized at fair value within Liabilities from discontinued operations on the Consolidated Balance Sheets and within Net loss from discontinued operations on the Consolidated Income Statements. This guarantee expired upon ECIL's repayment of the UK Term Note and the guarantee obligation of $566 thousand was released as of September 30, 2020. See Note 7—Notes Payable for more information regarding the guarantee of the UK Term Note.
The Company also had obligations related to severance pay due to certain employees of ECIL which have been settled and paid in July 2020.
In connection with the disposition of ECIL, the Company recognized a loss on its investment. This loss resulted in an estimated US federal and state income tax benefit of $24.2 million and was recognized in the three- and six-month period ended June 30, 2020. The Company revised the estimated tax basis in ECIL resulting in an additional $4.2 million income tax benefit for a total tax benefit of $28.4 million at December 31, 2020, which will be available to offset future US income tax obligations.

NOTE 16—RELATED PARTIES
The Company entered into sublease agreements with Think Finance for office space that expired in 2018. Total rent and utility payments made to Think Finance for office space were approximately $0.8 million for the year ended December 31, 2018, and $0.0 million for both the years ended December 31, 2020 and 2019, respectively. Rent and utility expense is included in Occupancy and equipment within the Consolidated Income Statements.
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party are included in Professional services within the Consolidated Income Statements. These expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Fees and travel expenses	$475	$532	$543
Stock compensation	1,693	2,361	1,311
Consulting	150	300	300
Total board related expenses	$2,318	$3,193	$2,154

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2020 and 2019, the Company owed approximately $110 thousand and $123 thousand, respectively, to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.
During the year ended December 31, 2020, the Company made payments to a former executive and member of the board for reimbursement of legal expenses and per the terms of an indemnification agreement. These payments totaled approximately $2.6 million. A separate member of the board entered into a direct investment in the Rise portion of the VPC Facility for $800 thousand during the year ended December 31, 2017. The interest payments on this investment were $81 thousand, $85 thousand and $107 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 17—401(k) PLAN
The Company adopted a 401(k) Plan (the “Plan”) on June 1, 2014. All employees are eligible to participate in the Plan upon reaching the age of 21 years and completing one month of service with the Company. The Plan is a “safe harbor 401k plan” and the Company matches 100% of each participant’s first 5% of compensation that is contributed to the Plan each year. Participants may contribute up to 70% of their eligible earnings to the applicable Plan, subject to regulatory and other plan restrictions. Company and employee contributions are fully vested at the time of contribution. The Company’s consolidated matching contributions in the years ended December 31, 2020, 2019 and 2018 totaled approximately $3.0 million, $2.8 million and $2.5 million, respectively.

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s operations are subject to seasonal fluctuations. Loan demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to the Company's customers’ receipt of income tax refunds. During 2020, the Company experienced a decrease in loan demand during the second through fourth quarters due to the COVID-19 pandemic that began in March 2020. Typically, the Company’s loan loss provision, a significant portion of cost of sales, in addition to direct marketing and other cost of sales, is lowest as a percentage of revenue in the first half of each year.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

(Dollars in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenue	$162,467	$117,991	$94,164	$90,724
Total cost of sales	92,214	43,428	17,421	32,253
Gross profit	$70,253	$74,563	$76,743	$58,471
Net income (loss) from continuing operations	$7,922	$16,093	$16,616	$(4,429)
Net income (loss) from discontinued operations	(12,833)	(7,540)	4,465	298
Net income (loss)	$(4,911)	$8,553	$21,081	$(4,131)
Basic earnings per share - continuing operations	$0.18	$0.38	$0.41	$(0.11)
Basic earnings per share - discontinued operations	(0.29)	(0.18)	0.11	0.01
Basic earnings (loss) per share	$(0.11)	$0.20	$0.52	$(0.10)
Diluted earnings per share - continuing operations	$0.18	$0.38	$0.41	$(0.11)
Diluted earnings per share - discontinued operations	(0.29)	(0.18)	0.11	0.01
Diluted earnings (loss) per share	$(0.11)	$0.20	$0.52	$(0.10)
Basic weighted-average shares outstanding	43,161,716	42,182,412	40,230,256	38,851,781
Diluted weighted-average shares outstanding	43,161,716	42,511,808	40,762,330	38,851,781

2019
Total revenue	$160,066	$150,374	$164,296	$164,137
Total cost of sales	84,830	81,864	105,076	102,523
Gross profit	$75,236	$68,510	$59,220	$61,614
Net income from continuing operations	$10,955	$8,383	$2,648	$4,210
Net income (loss) from discontinued operations	2,403	(2,611)	2,116	4,079
Net income	$13,358	$5,772	$4,764	$8,289
Basic earnings per share - continuing operations	$0.25	$0.19	$0.06	$0.10
Basic earnings per share - discontinued operations	0.06	(0.06)	0.05	0.09
Basic earnings per share	$0.31	$0.13	$0.11	$0.19
Diluted earnings per share - continuing operations	$0.25	$0.19	$0.06	$0.09
Diluted earnings per share - discontinued operations	0.05	(0.06)	0.05	0.10
Diluted earnings per share	$0.30	$0.13	$0.11	$0.19
Basic weighted-average shares outstanding	43,348,249	43,681,159	44,169,964	44,009,459
Diluted weighted-average shares outstanding	43,875,410	44,291,816	44,743,944	44,587,331

NOTE 19—SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there have been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
In January 2021, the Company paid off the remaining $18.1 million balance of the 4th Tranche Term Note, which was scheduled to mature on February 1, 2021, and paid down an additional $79.5 million in outstanding debt under the revolving feature of its debt facilities.
For the period from January 1, 2021 to February 25, 2021, the Company repurchased 1,704,640 shares of its common stock on the open market for a total purchase price of $7.3 million, including any fees or commissions.

Item 9. Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm. Because we are an "emerging growth company" under the JOBS Act and as a non-accelerated filer, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
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

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We plan to file our Proxy Statement for the 2021 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after December 31, 2020. Information required by this Item 10 is included in our Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics Policy that applies to all of our directors, officers (including all of our executive officers) and employees. This Code of Business Conduct and Ethics Policy is publicly available on our website at www.elevate.com in the Investor Relations section under “Corporate Governance—Governance Documents—Code of Business Conduct and Ethics Policy.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics Policy by posting such information on our investor relations website under the heading “Corporate Governance—Governance Documents” at http://investors.elevate.com.

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

Item 16. 10-K Summary

None.

Exhibit index

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	April 14, 2017
3.2	State of Delaware Certificate of Change of Registered Agent and Registered Office	8-K	3.1	September 20, 2017
3.3	Amended and Restated Bylaws	8-K	3.1	February 11, 2019
4.1	Form of common stock certificate	S-1	4.1	January 11, 2016
4.2	Form of Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders	S-1	4.2	January 11, 2016
4.3	Description of Securities of the Registrant	10-K	4.3	February 14, 2020
10.1∞	Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.5	November 9, 2015
10.2	First Amendment to Amended and Restated Joint Marketing Agreement, dated June 18, 2018, by and among Elastic Marketing, LLC and Republic Bank & Trust Company	10-Q	10.1	August 10, 2018
10.3∞	Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.76	January 30, 2017
10.4∞	Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC	S-1	10.6	November 9, 2015
10.5	First Amendment to Amended and Restated License and Support Agreement, dated June 18, 2018, by and among Elevate Decision Sciences, LLC and Republic Bank & Trust Company	10-Q	10.2	August 10, 2018
10.6∞	Administrative Services Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elevate@Work Admin, LLC	S-1	10.7	November 9, 2015
10.7∞	Credit Default Protection Agreement, dated July 1, 2015, by and between Elastic@Work, LLC and Elastic SPV, Ltd	S-1	10.8	November 9, 2015
10.8∞	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between Elastic SPV, Ltd. and Elastic Louisville, LLC	10-Q	10.6	May 10, 2019
10.9∞	Participation Interest Purchase and Sale Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elastic@Work, LLC	S-1	10.11	November 9, 2015
10.10β	Joint Marketing Agreement, dated October 15, 2018, by and between FinWise Bank and EF Marketing, LLC	10-K	10.109	February 14, 2020
10.11β	First Amendment to Joint Marketing Agreement, dated August 1, 2019, by and between FinWise Bank and EF Marketing, LLC	10-K	10.110	February 14, 2020
10.12β	Technology and Support Agreement, dated October 15, 2018, by and between FinWise Bank and Elevate Decision Sciences, LLC	10-K	10.111	February 14, 2020
10.13	First Amendment to Technology and Support Agreement, dated August 1, 2019, by and between FinWise Bank and Elevate Decision Sciences, LLC	10-K	10.112	February 14, 2020
10.14β	Administrative Services Agreement, dated October 15, 2018, by and between EF SPV, Ltd. and EF Financial, LLC	10-K	10.113	February 14, 2020
10.15	Credit Default Protection Agreement, dated October 15, 2018, by and between EF Financial, LLC and EF SPV, Ltd.	10-K	10.114	February 14, 2020
10.16	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between EF Financial, LLC and EF SPV, Ltd.	10-K	10.115	February 14, 2020

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.17	Participation Interest Purchase and Sale Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	10-K	10.116	February 14, 2020
10.18β	First Amendment to Participation Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	10-K	10.117	February 14, 2020
10.19	Amended and Restated Financing Agreement dated February 7, 2019 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.2	February 11, 2019
10.20	First Amendment to Financing Agreement dated July 31, 2020 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent	10-Q	10.5	November 9, 2020
10.21∞	Fifth Amended and Restated Financing Agreement dated February 7, 2019 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.1	February 11, 2019
10.22	First Amendment to Fifth Amended and Restated Financing Agreement dated July 31, 2020 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.2	November 9, 2020
10.23	Form of Assignment and Assumption Agreement between VPC Onshore Specialty Finance Fund II, L.P. and various assignees	S-1	10.80	March 27, 2017
10.24	Financing Agreement dated February 7, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.3	February 11, 2019
10.25	First Amendment to Financing Agreement, dated August 1, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.1	August 9, 2019
10.26	Second Amendment to Financing Agreement, dated July 31, 2020 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.4	November 9, 2020
10.27	Financing Agreement dated July 31, 2020 by and among EC SPV, Ltd. as the borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent	10-Q	10.3	November 9, 2020
10.28	Intercreditor Agreement, dated July 1, 2015, by and among the Registrant, Rise SPV, LLC, Elevate Credit International Ltd., Elevate Credit Service, LLC, Elastic SPV, Ltd., the guarantors party thereto, and Victory Park Management, LLC, as collateral agent	S-1	10.10	November 9, 2015
10.29∞	Program Agreement Between Credit Services Organization and Third-Party Lender dated September 29, 2017 by and between Integrity Funding Ohio LLC and Rise Credit Service of Ohio, LLC	8-K	10.1	October 5, 2017
10.30	Guaranty dated September 29, 2017 by Rise Credit Service of Ohio, LLC to and for the benefit of Integrity Funding Ohio LLC	8-K	10.2	October 5, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.31	Parent Guaranty Agreement dated September 29, 2017 by Elevate Credit, Inc. to and for the benefit of Integrity Funding Ohio LLC	8-K	10.3	October 5, 2017
10.32	Credit Services Agreement dated September 29, 2017 by and between Redpoint Asset Funding Ohio, LLC and Rise Credit Service of Ohio, LLC	8-K	10.4	October 5, 2017
10.33	Credit Services Organization Guaranty by Rise Credit Service of Ohio, LLC dated September 29, 2017 to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.5	October 5, 2017
10.34	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Asset Funding Ohio, LLC	8-K	10.6	October 5, 2017
10.35	Credit Services Agreement dated September 29, 2017 by and between Redpoint Capital Asset Funding, LLC and Rise Credit Service of Texas, LLC	8-K	10.7	October 5, 2017
10.36	Credit Access Business Guaranty by Rise Credit Service of Texas, LLC dated September 29, 2017 to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.8	October 5, 2017
10.37	Parent Guaranty dated September 29, 2017 by Rise Credit, LLC and Elevate Credit, Inc. to and for the benefit of Redpoint Capital Asset Funding, LLC	8-K	10.9	October 5, 2017
10.38∞	Amended and Restated Special Limited Agency Agreement dated September 29, 2017 by and between First Financial Loan Company LLC and Rise Credit Service of Texas, LLC	8-K	10.10	October 5, 2017
10.39∞	Amendment to Amended and Restated Special Limited Agency Agreement, dated April 1, 2019, between First Financial Loan Company, LLC as lender and Rise Credit Service of Texas, LLC as CSO.	10-Q	10.5	May 10, 2019
10.40	Parent Guaranty Agreement, dated April 3, 2020, between Elevate Credit, Inc. and First Financial Loan Company, LLC	10-Q	10.1	May 8, 2020
10.41	Credit Services Agreement, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.68	January 30, 2017
10.42∞	Amendment to Services Agreement, dated November 22, 2016, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.12	November 9, 2017
10.43∞	Second Amendment to Services Agreement, dated October 9, 2017 and effective as of October 1, 2017, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.13	November 9, 2017
10.44∞	Third Amendment to Services Agreement, dated May 8, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-Q	10.3	August 10, 2018
10.45∞	Fourth Amendment to Services Agreement, dated January 25, 2019, by and between NCP Finance Ohio, LLC and Elevate Credit Service, LLC	10-K	10.34	March 8, 2019
10.46	Guaranty, dated July 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.69	January 30, 2017
10.47	Amendment to Guaranty, dated October 15, 2015, by and between NCP Finance Ohio, LLC and Rise Credit Service of Ohio, LLC	S-1	10.71	January 30, 2017
10.48	Parent Guaranty, dated July 15, 2015, by and among NCP Finance Ohio, LLC, Rise Credit, LLC and the Registrant	S-1	10.70	January 30, 2017
10.49	Credit Services Agreement, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.65	January 30, 2017
10.50	Guaranty, dated January 18, 2016, by and between NCP Finance Limited Partnership and Rise Credit Service of Texas, LLC	S-1	10.66	January 30, 2017

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.51	Parent Guaranty, dated January 18, 2016, by and among NCP Finance Limited Partnership, Rise Credit, LLC and the Registrant	S-1	10.67	January 30, 2017
10.52∞	Program Agreement between Credit Services Organization and Third-Party Lender, dated June 26, 2015, by and between Sentral Financial LLC and RISE Credit Service of Ohio, LLC	S-1	10.28	November 9, 2015
10.53	Parent Guaranty Agreement, dated June 26, 2015, by the Registrant to and for the benefit of Sentral Financial LLC	S-1	10.29	November 9, 2015
10.54	Guaranty, dated June 26, 2015, by RISE Credit Service of Ohio, LLC to and for the benefit of Sentral Financial LLC	S-1	10.30	November 9, 2015
10.55	Amendment to Guaranty, dated October 5, 2015, between Sentral Financial LLC and Rise Credit Services of Ohio, LLC	S-1	10.31	November 9, 2015
10.56	License Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.72	January 30, 2017
10.57∞	Support Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.73	January 30, 2017
10.58∞	TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated April 3, 2014, by and between Trans Union LLC and the Registrant	S-1	10.34	November 9, 2015
10.59	Fort Worth Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.41	March 9, 2018
10.60	Amendment to Fort Worth Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.42	March 9, 2018
10.61	Second Amendment to the Fort Worth Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.12	November 9, 2015
10.62	Third Amendment to the Fort Worth Sublease Agreement, dated October 12, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.54	January 30, 2017
10.63	Fourth Amendment to Fort Worth Sublease Agreement, dated July 31, 2016, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.55	January 30, 2017
10.64∞	Lease Agreement (Fort Worth Property), dated July 13, 2016, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	S-1	10.56	January 30, 2017
10.65∞	First Amendment to Lease Agreement, dated August 31, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	10-Q	10.3	November 9, 2018
10.66∞	Second Amendment to Lease Agreement, dated December 3, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	10-K	10.55	March 8, 2019
10.67	Addison Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.17	November 9, 2015
10.68	Amendment to Addison Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC	S-1	10.16	November 9, 2015
10.69	Second Amendment to the Addison Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC	S-1	10.15	November 9, 2015
10.70∞	Office Lease Agreement, dated January 24, 2018, by and between the Registrant and COP-Spectrum Center, LLC	10-K	10.50	March 9, 2018

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.71∞	First Amendment to Office Lease dated March 25, 2019 by and between COP-Spectrum Center, LLC as landlord and Elevate Credit, Inc. as tenant	10-Q	10.4	May 10, 2019
10.72+	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers	S-1	10.18	March 10, 2017
10.73+	Elevate 2014 Equity Incentive Plan, as amended	8-K	10.5	January 30, 2019
10.74+	Elevate Form Stock Option Agreement	S-1	10.20	November 9, 2015
10.75+	Elevate Form Stock Option Agreement with vesting acceleration for Kenneth E. Rees and Jason Harvison	S-1	10.21	November 9, 2015
10.76+	Employment Option Agreement, dated as of May 1, 2014, by and between the Registrant and Kenneth E. Rees	S-1	10.22	November 9, 2015
10.77+	Elevate 2016 Omnibus Incentive Plan, as amended	8-K	10.4	January 30, 2019
10.78+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Prior Form)	S-1	10.43	December 31, 2015
10.79+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Prior Form)	10-Q	10.8	August 9, 2019
10.80+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award	10-K	10.72	February 14, 2020
10.81+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Section 16 Grantees) (Prior Form)	S-1	10.47	December 31, 2015
10.82+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees) (Prior Form)	10-Q	10.11	August 9, 2019
10.83+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees).	10-K	10.75	February 14, 2020
10.84+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	S-1	10.44	December 31, 2015
10.85+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	10-Q	10.3	May 11, 2018
10.86+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Prior Form)	10-Q	10.7	August 9, 2019
10.87+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award.	10-K	10.79	February 14, 2020
10.88+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.48	December 31, 2015
10.89+	Form of Elevate 2016 Omnibus Incentive Plan 2016 Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.74	January 30, 2017
10.90+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	10-Q	10.4	May 11, 2018
10.91+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees). (Prior Form)	10-Q	10.10	August 9, 2019
10.92+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees).	10-K	10.84	February 14, 2020
10.93+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Prior Form)	S-1	10.45	December 31, 2015
10.94+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award (Prior Form)	10-Q	10.9	August 9, 2019
10.95+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award	10-K	10.87	February 14, 2020
10.96+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Section 16 Grantees) (Prior Form)	S-1	10.46	December 31, 2015

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.97+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees) (Prior Form)	10-Q	10.12	August 9, 2019
10.98+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees)	10-K	10.90	February 14, 2020
10.99+	Elevate 2016 Employee Stock Purchase Plan, as amended	8-K	10.6	January 30, 2019
10.100+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement with Brian Biglin	S-8	10.10	March 12, 2018
10.101+	Notice of Cash-Based Award	Filed herewith.
10.102+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.24	November 9, 2015
10.103+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.39	December 31, 2015
10.104+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.81	March 10, 2017
10.105+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Kenneth E. Rees and Elevate Credit Service, LLC	8-K	10.1	January 30, 2019
10.106+	Resignation and Release of Claims Agreement, dated July 25, 2019, between Elevate Credit Service, LLC and Kenneth E. Rees	10-Q	10.4	August 9, 2019
10.107+	Amended and Restated Employment Agreement, dated November 21, 2019, by and between Jason Harvison and Elevate Credit Services, LLC	8-K	10.1	November 22, 2019
10.108+	Employment, Confidentiality and Non-Compete Agreement, dated January 5, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.26	November 9, 2015
10.109+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.41	December 31, 2015
10.110+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.83	March 10, 2017
10.111+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC	8-K	10.3	January 30, 2019
10.112+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC	10-Q	10.5	August 9, 2019
10.113+	Employment, Confidentiality and Non-Compete Agreement, dated February 15, 2016, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.2	August 7, 2020
10.114+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.3	August 7, 2020
10.115+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated April 11, 2018, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.4	August 7, 2020
10.116+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.5	August 7, 2020
10.117+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 4, 2020, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.6	August 7, 2020

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
21.1	Subsidiaries of Elevate Credit, Inc.	Filed herewith.
23.1	Consent of Grant Thornton, LLP	Filed herewith.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1∞	Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company	S-1	99.1	November 9, 2015
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	XBRL for cover page of the Company's Annual Report on Form 10-K, included in Exhibit 101 Inline XBRL Document Set.

+	Indicates a management contract or compensatory plan.
∞	Confidential treatment has been requested or granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
β	Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elevate Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Worth, State of Texas, on February 26, 2021.

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

Signature	Title	Date

/s/ Jason Harvison	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Jason Harvison

/s/ Christopher T. Lutes	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Christopher Lutes

/s/ Chad Bradford	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Chad Bradford

/s/ Saundra D. Schrock	Chairman	February 26, 2021
Saundra D. Schrock

/s/ John C. Dean	Director	February 26, 2021
John C. Dean

/s/ Stephen B. Galasso	Director	February 26, 2021
Stephen B. Galasso

/s/ Tyler W. K. Head	Director	February 26, 2021
Tyler W. K. Head

/s/ Robert L. Johnson	Director	February 26, 2021
Robert L. Johnson

/s/ Stephen J. Shaper	Director	February 26, 2021
Stephen J. Shaper

/s/ Bradley R. Strock	Director	February 26, 2021
Bradley Strock