Form 10-Q
period 2021-03-31
Elevate Credit, Inc.
filed 2021-05-07
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2021
Common Shares, $0.0004 par value	35,752,680

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

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents*	$140,300	$197,983
Restricted cash	3,035	3,135
Loans receivable, net of allowance for loan losses of $39,037 and $48,399, respectively*	335,285	374,832
Prepaid expenses and other assets*	10,806	10,060
Operating lease right of use assets	7,304	8,320
Receivable from CSO lenders	198	1,255
Receivable from payment processors*	5,263	6,147
Deferred tax assets, net	22,600	25,958
Property and equipment, net	32,547	34,000
Goodwill, net	6,776	6,776
Intangible assets, net	230	1,133
Total assets	$564,344	$669,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 13)*	$42,816	$52,252
Operating lease liabilities	11,294	11,952
Deferred revenue*	2,226	3,134
Notes payable, net (See Note 5)*	341,035	438,403
Total liabilities	397,371	505,741
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 35,654,988 and 37,954,138 outstanding, respectively	18	18
Additional paid-in capital	201,618	200,433
Treasury stock; at cost; 9,305,450 and 7,006,300 shares of common stock, respectively	(26,611)	(16,492)
Accumulated deficit	(8,052)	(20,101)
Total stockholders’ equity	166,973	163,858
Total liabilities and stockholders’ equity	$564,344	$669,599

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

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2021	2020
Revenues	$89,733	$162,467
Cost of sales:
Provision for loan losses	20,970	78,575
Direct marketing costs	4,383	10,969
Other cost of sales	2,047	2,670
Total cost of sales	27,400	92,214
Gross profit	62,333	70,253
Operating expenses:
Compensation and benefits	19,008	23,474
Professional services	7,079	7,926
Selling and marketing	533	954
Occupancy and equipment	4,956	4,636
Depreciation and amortization	5,243	4,296
Other	775	1,071
Total operating expenses	37,594	42,357
Operating income	24,739	27,896
Other expense:
Net interest expense (See Note 13)	(8,786)	(13,656)
Non-operating income (loss)	207	(4,263)
Total other expense	(8,579)	(17,919)
Income from continuing operations before taxes	16,160	9,977
Income tax expense	3,444	2,055
Net income from continuing operations	12,716	7,922
Net loss from discontinued operations	—	(12,833)
Net income (loss)	$12,716	$(4,911)

Basic earnings per share
Continuing operations	$0.35	$0.18
Discontinued operations	—	(0.29)
Basic earnings (loss) per share	$0.35	$(0.11)

Diluted earnings per share
Continuing operations	$0.34	$0.18
Discontinued operations	—	(0.29)
Diluted earnings (loss) per share	$0.34	$(0.11)

Basic weighted average shares outstanding	36,582,502	43,161,716
Diluted weighted average shares outstanding	37,579,050	43,631,737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Net income (loss)	$12,716	$(4,911)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 and $(14), respectively	—	(2,003)
Total other comprehensive income (loss), net of tax	—	(2,003)
Total comprehensive income (loss)	$12,716	$(6,914)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2021 and 2020

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2019	—	—	43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489
Share-based compensation -US	—	—	—	—	2,748	—	—	—	—	2,748
Share-based compensation -UK	—	—	—	—	27	—	—	—	—	27
Exercise of stock options, net	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units, net	—	—	28,913	—	(314)	—	—	—	—	(314)
Comprehensive loss:
Foreign currency translation adjustment net of tax of $(14)	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Treasury stock acquired	—	—	(928,386)	—	—	928,386	(4,203)	—	—	(4,203)
Treasury stock reissued for RSUs vesting	—	—	188,961	—	—	(188,961)	830	(830)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	7,922	—	7,922
Net loss from discontinued operations	—	—	—	—	—	—	—	(12,833)	—	(12,833)
Balances at March 31, 2020	—	—	43,000,499	$18	$195,471	1,508,335	$(6,717)	$(40,083)	$(907)	$147,782

Balances at December 31, 2020	—	—	37,954,138	18	200,433	7,006,300	(16,492)	(20,101)	—	163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	—	(417)
Treasury stock reissued for Stock Option Exercise	—	—	12,500	—	—	(12,500)	73	(46)	—	27
Net income from continuing operations	—	—	—	—	—	—	—	12,716	—	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$—	$166,973
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,716	$(4,911)
Less: Net loss from discontinued operations, net of tax	—	12,833
Net income from continuing operations	12,716	7,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,243	4,296
Provision for loan losses	20,970	78,575
Share-based compensation	1,602	2,748
Amortization of debt issuance costs	182	171
Amortization of loan premium	946	1,523
Amortization of operating leases	(191)	(116)
Deferred income tax expense, net	3,359	416
Non-operating (gain) loss	(207)	4,263
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(744)	(52)
Income taxes payable	—	1,639
Receivables from payment processors	884	1,600
Receivables from CSO lenders	1,057	1,875
Interest receivable	(4,334)	(18,054)
Deferred revenue	(873)	(2,811)
Accounts payable and accrued liabilities	(8,730)	(10,694)
Net cash provided by continuing operating activities	31,880	73,301
Net cash provided by discontinued operating activities	—	3,398
Net cash provided by operating activities	31,880	76,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(133,899)	(226,399)
Principal collections and recoveries on loans receivable	156,203	210,883
Participation premium paid	(1,081)	(1,400)
Purchases of property and equipment	(3,383)	(4,520)
Proceeds from sale of intangible assets	1,250	—
Net cash provided by (used in) continuing investing activities	19,090	(21,436)
Net cash provided by discontinued investing activities	—	2,978
Net cash provided by (used in) investing activities	19,090	(18,458)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$5,000	$6,500
Payments of notes payable	(102,550)	(34,000)
Debt issuance costs paid	—	(51)
Common stock repurchased	(10,813)	(4,203)
Proceeds from stock option exercises	27	27
Taxes paid related to net share settlement of equity awards	(417)	(314)
Net cash used in continuing financing activities	(108,753)	(32,041)
Net cash used in discontinued financing activities	—	(12,939)
Net cash used in financing activities	(108,753)	(44,980)
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,783)	13,261
Change in cash, cash equivalents and restricted cash from discontinued operations	—	6,563
Change in cash, cash equivalents and restricted cash from continuing operations	(57,783)	19,824

Cash and cash equivalents, beginning of period	197,983	71,215
Restricted cash, beginning of period	3,135	2,235
Cash, cash equivalents and restricted cash, beginning of period	201,118	73,450

Cash and cash equivalents, end of period	140,300	91,139
Restricted cash, end of period	3,035	2,135
Cash, cash equivalents and restricted cash, end of period	$143,335	$93,274

Supplemental cash flow information:
Interest paid	$9,603	$13,677
Taxes paid	$41	$—

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$30	$423
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$5	$21
Annual membership fee included in Deferred revenues and Loans receivable	$—	$1
Reissuances of Treasury stock	$694	$830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2021 and 2020

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING CHANGES
Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. The Company uses advanced technology and proprietary risk analytics to provide more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans, lines of credit and credit cards in the United States (the “US”). The Company’s products, Rise, Elastic and Today Card, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the United Kingdom ("UK"), the Company previously offered unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International Limited, (“ECIL”) under the brand name of Sunny. On June 29, 2020, ECIL entered into administration in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to a resolution of the board of directors of ECIL. The onset of Coronavirus Disease 2019 ("COVID-19") coupled with the lack of clarity within the UK regulatory environment led to the decision to place ECIL into administration. The management, business, affairs and property of ECIL have been placed into the direct control of the appointed administrators, KPMG LLP. Accordingly, the Company deconsolidated ECIL as of June 29, 2020 and presents ECIL's results as discontinued operations for all periods presented. See Note 12—Discontinued Operations for more information regarding the presentation of ECIL.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2021. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Significant items subject to such estimates and assumptions include the valuation of the allowance for loan losses, goodwill, long-lived and intangible assets, deferred revenues, contingencies, the income tax provision, valuation of share-based compensation, operating lease right of use assets, operating lease liabilities and the valuation allowance against deferred tax assets. The Company bases its estimates on historical experience, current data and assumptions that are believed to be reasonable. Actual results in future periods could differ from those estimates.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company's future financial statements could be affected.
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
For the three months ended March 31, 2021 and 2020

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
On March 22, 2020, federal and state banking regulators issued a joint statement on working with customers affected by COVID-19 (the "Interagency Statement"). The Interagency Statement includes guidance on accounting for loan modifications. In accordance with the Interagency Statement, the Company, and the bank originators the Company supports, have elected to not recognize modified loans as TDRs if the borrower was both: 1) not more than 30 days past due as of March 1, 2020 (or at the requested modification date if originated on or after March 1, 2020); and 2) the modification stems from the effects of the COVID-19 outbreak. The modifications offered by the Company to borrowers that meet both qualifications may include short-term payment deferrals less than six months, interest or fee waivers, extensions of payment terms or delays in payment that are insignificant. If the borrower was not current at March 1, 2020, the Company offers similar modifications that are considered TDRs. This election is applicable from March 1, 2020 until the earlier of 60 days following the date the COVID-19 national emergency comes to an end or January 1, 2022.
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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment. In January 2021, certain assets were determined to be impaired in relation to a sublease of facility space.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Property and equipment, gross	$119,483	$116,748
Accumulated depreciation and amortization	(86,936)	(82,748)
Property and equipment, net	$32,547	$34,000

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The Company completed its annual test as of October 1, 2020 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of March 31, 2021.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on its Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component. In accordance with ASC 360-10-35, Property, Plant & Equipment— Subsequent Measurement, the Company evaluates its ROU assets along with its Property and equipment, net for impairment annually and between annual tests as needed based on changes in circumstances or other triggering events. During the first quarter, the Company entered into a sublease for facility space, triggering an impairment assessment. The Company determined the asset group with the subleased ROU asset and related LHI was impaired. A total impairment loss of $742 thousand is included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

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
Recently Adopted Accounting Standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt this ASU prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. At March 31, 2021, the Company has capitalized implementation costs associated with cloud computing arrangements of $1.0 million. At adoption, ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to COVID-19. Among other things, the CARES Act provides income tax relief inclusive of permitting NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has reviewed the tax relief provisions of the CARES Act regarding its eligibility and determined that the impact is likely to be insignificant with regard to its effective tax rate. Certain portions of the CARES Act were amended by the Consolidated Appropriations Act ("CAA") on December 27, 2020. The Company continues to monitor and evaluate its eligibility for the amended CARES Act tax relief provisions to identify any that may become applicable in the future.
On March 11, 2021, the American Rescue Plan Act ("ARP Act") was signed into law. The Company reviewed the tax relief provisions of the ARP Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate. The Company continues to monitor and evaluate its eligibility under the ARP Act tax relief provisions to identify any portions that may become applicable in the future.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 at January 1, 2021 did not have a material impact on the Company's condensed consolidated financial statements.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at March 31, 2021 and 2020.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings per share was as follows for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2021	2020
Numerator (basic and diluted):
Net income from continuing operations	$12,716	$7,922
Net loss from discontinued operations	—	(12,833)
Net income (loss)	$12,716	$(4,911)

Denominator (basic):
Basic weighted average number of shares outstanding	36,582,502	43,161,716

Denominator (diluted):
Basic weighted average number of shares outstanding	36,582,502	43,161,716
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	996,548	470,021
Diluted weighted average number of shares outstanding	37,579,050	43,631,737

Basic and diluted earnings (loss) per share:
Continuing operations	$0.35	$0.18
Discontinued operations	—	(0.29)
Basic earnings (loss) per share	$0.35	$(0.11)

Continuing operations	$0.34	$0.18
Discontinued operations	—	(0.29)
Diluted earnings (loss) per share	$0.34	$(0.11)
For the three months ended March 31, 2021 and 2020, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•1,008,359 and 1,862,170 common shares issuable upon exercise of the Company's stock options; and
•615,439 and 3,584,019 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Finance charges	$53,192	$96,164
Lines of credit fees	35,480	58,574
CSO fees	551	7,341
Other	510	388
Total revenues	$89,733	$162,467
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans with lines of credit offered in two states, which ceased lines of credit origination activity in September 2020. The Elastic product is a line of credit product and the Today Card, is a credit card product, both offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of March 31, 2021 and December 31, 2020 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of March 31, 2021, 3.4% of customers have been provided relief through a COVID-19 payment deferral program for a total of $11.8 million in loans with deferred payments. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of March 31, 2021.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of March 31, 2021 and December 31, 2020 have been charged off.

	March 31, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$197,952	$134,680	$13,636	$346,268
Past due loans	19,322	5,711	1,516	26,549
Total loans receivable	217,274	140,391	15,152	372,817
Net unamortized loan premium	248	1,257	—	1,505
Less: Allowance for loan losses	(26,470)	(10,749)	(1,818)	(39,037)
Loans receivable, net	$191,052	$130,899	$13,334	$335,285

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$222,937	$154,950	$12,954	$390,841
Past due loans	22,383	6,926	1,564	30,873
Total loans receivable	245,320	161,876	14,518	421,714
Net unamortized loan premium	239	1,278	—	1,517
Less: Allowance for loan losses	(33,288)	(13,201)	(1,910)	(48,399)
Loans receivable, net	$212,271	$149,953	$12,608	$374,832
Total loans receivable includes approximately $13.3 million and $19.2 million of loans in a non-accrual status at March 31, 2021 and December 31, 2020, respectively.
Additionally, total loans receivable includes approximately $21.4 million and $25.3 million of interest receivable at March 31, 2021 and December 31, 2020, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$33,968	$13,201	$1,910	$49,079
Provision for loan losses	15,298	5,091	581	20,970
Charge-offs	(24,773)	(8,383)	(709)	(33,865)
Recoveries of prior charge-offs	2,099	840	36	2,975
Total	26,592	10,749	1,818	39,159
Accrual for CSO lender owned loans	(122)	—	—	(122)
Balance end of period	$26,470	$10,749	$1,818	$39,037

	Three Months Ended March 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$52,099	$28,852	$1,041	$81,992
Provision for loan losses	54,569	23,497	509	78,575
Charge-offs	(60,137)	(29,648)	(666)	(90,451)
Recoveries of prior charge-offs	5,176	2,443	24	7,643
Total	51,707	25,144	908	77,759
Accrual for CSO lender owned loans	(1,571)	—	—	(1,571)
Balance end of period	$50,136	$25,144	$908	$76,188

As of March 31, 2021 and December 31, 2020, estimated losses of approximately $0.1 million and $0.7 million for the CSO owned loans receivable guaranteed by the Company of approximately $0.2 million and $2.2 million, respectively, are initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

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
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Outstanding recorded investment before TDR	$5,134	$6,428
Outstanding recorded investment after TDR	5,039	6,110
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$95	$318
A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Average outstanding recorded investment(1)	$25,154	$17,199
Interest income recognized	$2,814	$3,730
1. Simple average as of March 31, 2021 and 2020, respectively.
The table below presents the Company's loans modified as TDRs as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	2021	2020
Current outstanding investment	$17,253	$21,261
Delinquent outstanding investment	6,261	5,532
Outstanding recorded investment	23,514	26,793
Less: Impairment included in Allowance for loan losses	(5,975)	(7,533)
Outstanding recorded investment, net of impairment	$17,539	$19,260
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $5.9 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $5.2 million to customers with available and unfunded lines of credit as of March 31, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

NOTE 4—VARIABLE INTEREST ENTITIES
The Company is involved with five entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV, Ltd. and two Credit Services Organization ("CSO") lenders. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$63,606	$97,345
Loans receivable, net of allowance for loan losses of $10,749 and $13,202, respectively	130,899	149,951
Prepaid expenses and other assets	7	—
Receivable from payment processors	3,153	3,652
Total assets	$197,665	$250,948
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($10,536 and $23,337, respectively, eliminates upon consolidation)	$14,387	$27,663
Deferred revenue	2,054	2,300
Reserve deposit liability ($23,150 and $23,150, respectively, eliminates upon consolidation)	23,150	23,150
Notes payable, net	158,074	197,835
Total liabilities and shareholder’s equity	$197,665	$250,948

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

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
Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase a 96% interest in each Rise bank originated installment loan. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 5—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$20,471	$35,450
Loans receivable, net of allowance for loan losses of $9,816 and $14,342, respectively	78,007	83,869
Receivable from payment processors ($365 and $231, respectively, eliminates upon consolidation)	822	713
Total assets	$99,300	$120,032
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($14,575 and $16,459, respectively, eliminates upon consolidation)	$15,566	$17,599
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	74,784	93,483
Total liabilities and shareholder’s equity	$99,300	$120,032
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
For the three months ended March 31, 2021 and 2020

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
The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$9,723	$9,377
Restricted cash	1,000	1,000
Loans receivable, net of allowance for loan losses of $4,294 and $1,634, respectively	23,656	19,231
Receivable from payment processors ($12 and $6, respectively, eliminates upon consolidation)	321	211
Total assets	$34,700	$29,819
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($827 and $803, respectively, eliminates upon consolidation)	$1,404	$1,541
Reserve deposit liability ($3,500 and $3,500,respectively, eliminates upon consolidation)	3,500	3,500
Notes payable, net	29,796	24,778
Total liabilities and shareholder’s equity	$34,700	$29,819
CSO Lenders
The two CSO lenders are considered VIE's of the Company; however, the Company does not have any ownership interest in the CSO lenders, does not exercise control over them, and is not the primary beneficiary, and therefore, does not consolidate the CSO lenders’ results with its results.
NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and effective July 31, 2020, the EC SPV Facility. The facilities had the following terms as of March 31, 2021.
VPC Facility
The VPC Facility is primarily used to fund the Rise loan portfolio and also had a subordinated debt component used for general corporate purposes, which was repaid in January 2021. It provides the following term notes at:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At March 31, 2021, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

•Revolving feature providing the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term Note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2021 and December 31, 2020.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. The interest rate at December 31, 2020 was 15.73%. In January 2021, the Company paid off this term note prior to its maturity on February 1, 2021.
Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Condensed Consolidated Balance Sheets and was presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Repayment of the UK Term Note was completed by ECIL in the third quarter of 2020 and any guarantee obligation associated with the UK Term Note was released with the repayment.
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At March 31, 2021, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.72%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of March 31, 2021 and December 31, 2020.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at March 31, 2021 was 2.45% and the overall interest rate was 9.45%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of March 31, 2021 and December 31, 2020.
EC SPV Facility
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at March 31, 2021 was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of March 31, 2021 and December 31, 2020.
VPC, ESPV, EF SPV and EC SPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$78,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	159,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	74,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	30,000	25,000
Debt issuance costs	(1,965)	(2,147)
Total	$341,035	$438,403

The change in the facility balances includes the following:
•US Term Note - Paydown of $25.9 million in the first quarter of 2021;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021; and
•EC SPV Term Note - Draw of $5 million in the first quarter of 2021.
Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, the Company qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV and EC SPV facilities effective January 1, 2021. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

Future debt maturities as of March 31, 2021 are as follows:

Year (dollars in thousands)	March 31, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	343,000
2025	—
Thereafter	—
Total	$343,000
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The annual test was completed as of October 1, 2020 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. No events or circumstances occurred between October 2, 2020 and March 31, 2021 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Of the total goodwill balance, approximately $270 thousand is deductible for tax purposes.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

The carrying value of acquired intangible assets as of March 31, 2021 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(2,461)	—
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	230	—	230
Total	$3,028	$(2,798)	$230
The carrying value of acquired intangible assets as of December 31, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,859)	602
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,196)	$1,133
With Robert Johnson's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Total amortization expense recognized for the three months ended March 31, 2021 and 2020 was approximately $602 thousand and $30 thousand, respectively. As of March 31, 2021, there were no intangible assets subject to amortization with any remaining life.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.
NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of two to six years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of March 31, 2021 and December 31, 2020, net assets recorded under operating leases totaled $7.3 million and $8.3 million, respectively, and net lease liabilities totaled $11.3 million and $12.0 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
In January 2021, the Company entered into a sublease contract with an independent third party for facility space related to a right-of-use asset. The Company's obligation under the original lease was not relieved. As the sublease income is immaterial, payments received are recognized as an offset to Occupancy and equipment in the Condensed Consolidated Statements of Operations. The signing of the sublease triggered an impairment evaluation and the Company determined the related right-of-use asset was impaired. An impairment loss of $549 thousand was recognized in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

Total gross lease cost for the three months ended March 31, 2021 and 2020, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended March 31,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$768	$808
Short-term lease cost	—	—
Total lease cost	$768	$808

Further information related to leases is as follows:

	Three Months Ended March 31,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$958	$924
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	3.3 years	4.7 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of March 31, 2021 are as follows:

Year (dollars in thousands)	Operating Leases
2021	$2,918
2022	3,984
2023	3,486
2024	1,438
2025	1,254
Thereafter	638
Total future minimum lease payments	$13,718
Less: Imputed interest	(2,424)
Operating lease liabilities	$11,294
NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended March 31, 2021 and 2020 totaled approximately $1.6 million and $2.7 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,523,799 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of March 31, 2021, the total number of shares available for future grants under the 2016 Plan was 3,570,917 shares.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

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
For the three months ended March 31, 2021, the Company had the following activity related to outstanding share-based awards:
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
A summary of stock option activity as of and for the three months ended March 31, 2021 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	886,685	$5.94
Granted	—	—
Exercised	(12,500)	2.13
Expired	(1,250)	6.31
Forfeited	—	—
Outstanding at March 31, 2021	872,935	6.00	3.74
Options exercisable at March 31, 2021	872,935	$6.00	3.74
At March 31, 2021, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the three months ended March 31, 2021 was $30 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the three months ended March 31, 2021 was $4.46. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

A summary of RSU activity as of and for the three months ended March 31, 2021 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,924,086	$4.17
Granted	1,489,435	4.46
Vested(1)	(265,857)	3.91
Forfeited	(67,720)	4.65
Unvested at March 31, 2021	4,079,944	4.28
Expected to vest at March 31, 2021	2,996,212	$4.35
(1)During the year ended March 31, 2021, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 96,766 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.
At March 31, 2021, there was approximately $9.3 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.8 years. During the three months ended March 31, 2021, the total intrinsic value of RSUs that vested during the period was approximately $1.1 million. As of March 31, 2021, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $8.7 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,196,257 shares authorized and 1,083,949 reserved for the ESPP. There were no shares purchased under the ESPP for the three months ended March 31, 2021. For the three months ended March 31, 2021 and 2020, $171 thousand and $141 thousand, respectively, relates to the ESPP within share-based compensation expense.
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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2021 and 2020, there were no significant transfers between levels.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

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
NOTE 10—INCOME TAXES
Income tax expense for the three months ended March 31, 2021 and 2020 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Current income tax expense:
Federal	$—	$1,152
State	86	487
Total current income tax expense	86	1,639

Deferred income tax expense (benefit):
Federal	3,577	73
State	(219)	343
Total deferred income tax expense	3,358	416

Total income tax expense	$3,444	$2,055
No material penalties or interest related to taxes were recognized for the three months ended March 31, 2021 and 2020.
The Company’s effective tax rates for continuing operations for the three months ended March 31, 2021 and 2020, including discrete items, were 21.3% and 20.6%, respectively. For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where it has lending activities. The Company's cash effective tax rate was approximately 1.0%.
On March 11, 2021, the American Rescue Plan Act ("ARP Act") was signed into law. The Company reviewed the tax relief provisions of the ARP Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate. The Company continues to monitor and evaluate its eligibility under the ARP Act tax relief provisions to identify any portions that may become applicable in the future.
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
For the three months ended March 31, 2021 and 2020

For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed for the deferred tax assets, net.
Deferred tax assets, net
At March 31, 2021 and December 31, 2020, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2020 was approximately $64.8 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors included the following:
•The Company is in a three-year cumulative pre-tax income position in 2021. Additionally, the Company has a history utilizing its past NOL carryforwards.
•Due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one to three years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of March 31, 2021 and December 31, 2020, the Company did not establish a valuation allowance for the DTA.
NOTE 11—COMMITMENTS, CONTINGENCIES AND GUARANTEES
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position. Based upon preliminary settlement discussions in the fourth quarter of 2020, the Company accrued a contingent loss in the amount of $17 million for estimated losses related to the TFLT and class action disputes within Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.
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
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $287.6 million and $275.9 million in available and unfunded credit lines at March 31, 2021 and December 31, 2020, respectively. The Today Card product had approximately $9.0 million and $5.4 million in available and unfunded credit lines as of March 31, 2021 and December 31, 2020, respectively. From May 2017 through September 2020, the Rise product offered lines of credit to consumers in certain states. At both March 31, 2021 and December 31, 2020, there were no remaining available and unfunded Rise credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At March 31, 2021 and December 31, 2020, the Company had $200 thousand and $300 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default.
UK Debt Guarantee:
Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the UK Term Note. ECIL completed payment of the UK Term Note in the third quarter of 2020 and any guarantee obligation associated with the UK Term Note was released with the repayment.
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
As of March 31, 2021 and December 31, 2020, the Company accrued approximately $0.0 million and $4.4 million, respectively, for a contingent loss related to a legal matter. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The accrual was recognized as Non-operating loss in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The Company accrued $4.3 million at March 31, 2020. As of March 31, 2021, the contingent loss was settled and no further accrual remains. The table below presents a rollforward of the amounts accrued and paid for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$4,424	$—
Accruals	—	4,263
Payments	(4,424)	—
Net contingent loss related to a legal matter	$—	$4,263

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

NOTE 12—DISCONTINUED OPERATIONS
As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL.
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
The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Revenues	$—	$14,988
Cost of sales:
Provision for loan losses	—	4,178
Direct marketing costs	—	1,102
Other cost of sales	—	5,660
Total cost of sales	—	10,940
Gross profit	—	4,048
Operating expenses:
Compensation and benefits	—	2,717
Professional services	—	1,281
Selling and marketing	—	470
Occupancy and equipment	—	1,113
Depreciation and amortization	—	501
Other	—	180
Total operating expenses	—	6,262
Operating (loss) income	—	(2,214)
Other expense:
Net interest expense	—	(539)
Foreign currency transaction loss	—	(812)
Impairment loss	—	(9,251)
Total other expense	—	(10,602)
Gain (loss) from discontinued operations before taxes	—	(12,816)
Income tax benefit	—	(17)
Net income (loss) from discontinued operations	$—	$(12,833)

At March 31, 2021 and December 31, 2020, the Company had no assets or liabilities related to the discontinued operations of ECIL.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2021 and 2020

NOTE 13—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three months ended March 31, 2021 and 2020 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Fees and travel expenses	$122	$133
Stock compensation (1)	79	979
Consulting	—	100
Total board related expenses	$201	$1,212

(1) Includes Elevate's former CEO from January 1, 2020 through July 17, 2020.
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. For the three months ended March 31, 2021 and 2020, the interest payments on this loan were $19.6 thousand and $20.2 thousand, respectively.
At March 31, 2021 and December 31, 2020, the Company had approximately $122 thousand and $110 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 14—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
For the period from April 1, 2021 to May 4, 2021, the Company repurchased 1,159,502 shares of its common stock on the open market for a total purchase price of $3.6 million, including any fees or commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our business, our results of operations and our financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.
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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.5 million customers with $9.0 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers and provide working capital. The VPC Facility has a maximum total borrowing amount available of $200 million at March 31, 2021. See “—Liquidity and Capital Resources—Debt facilities.”

We also license our Rise installment loan brand to two banks. FinWise Bank originates Rise installment loans in 17 states. This bank initially provides all of the funding, retains 4% of the balances of all of the loans originated and sells the remaining 96% loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), effective February 1, 2019, and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $250 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity ("VIE") under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EC SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at March 31, 2021. See “—Liquidity and Capital Resources—Debt facilities.”
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by CCB under the licensed Mastercard brand, and a 95% participation interest in the credit card receivable is sold to us. As the lowest APR product in our portfolio, Today Card allows us to serve a broader spectrum of non-prime Americans. During 2020, the Today Card experienced significant growth in its portfolio size despite the pandemic due to the success of our direct mail campaigns, the primary marketing channel for acquiring new Today Card customers. We followed a specific growth plan beginning in 2020 to grow the product while monitoring customer responses and credit quality. Customer response to the Today Card is very strong, as we continue to see extremely high response rates, high customer engagement, and positive customer satisfaction scores.
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
•Stable credit quality.    Since the time they were managing our US legacy products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have improved our credit quality and lowered our credit losses. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

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
Impact of COVID-19
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. As the restrictive measures have been eased in certain geographic locations during late 2020 and the first quarter of 2021, the U.S. economy has begun to recover, and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.
While positive headwinds exist, we recognize that certain of our customers are experiencing varying degrees of financial distress, which is expected to continue into the second quarter of 2021, especially if new COVID-19 variant infections increase and new economic restrictions are mandated. Commercial and consumer activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic.
The portfolio of loan products we and the bank originators provide has experienced significantly decreased demand and application volume for both new and former customers since the COVID-19 pandemic began, largely because of the effects of monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we have continued marketing campaigns to acquire new customer loans during the first quarter of 2021, our overall loan origination volumes during the first quarter of 2021 were still below our historical origination volumes due to continued reduction in loan demand for our products. While we believe that customer loan demand for our products will increase during the second quarter of 2021, given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine when demand for our loan products will return to prior historical levels. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.
In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility tools to provide payment assistance programs to certain customers who meet the program’s qualifications. These tools include a deferral of payments for an initial period of 30 to 60 days, which we may extend for an additional 30 days, for generally a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to generally exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, the average APR of our products decreased due to the impact of the COVID-19 pandemic and the payment assistance tools that have been implemented. As the economy continues to expand and customers find financial stability, we've seen a decrease in the number of customers in an active payment flexibility program. As of March 31, 2021, 3.4% of customers have been provided relief through our COVID-19 payment deferral programs for a total of $11.8 million in loans with deferred payments. This is a marked decrease in the volume of customers in an active payment deferral program and compares to $34.6 million in loans with deferred payments, or 8.7% of customers, as of December 31, 2020. We are also seeing that customers generally are meeting their scheduled payments once they exit the payment deferral program as our past due delinquency rate is 6% at March 31, 2021 and has remained relatively flat over the past year.
Both we and the bank originators are closely monitoring the performance of the payment assistance tools and key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods. However, the historically low net charge-offs as a percentage of revenue that we experienced in the second half of 2020 continued into the first quarter of 2021. Further, we believe that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of March 31, 2021, including loans that are part of the payment assistance tools.

As COVID-19 has continued to impact our office locations, our employee base is working in a hybrid remote environment in which employees may choose to remain remote or return to the office on a limited basis. We have sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support without any material interruption in services.
Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response, including assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the American Rescue Plan Act ("ARP Act"), and any further economic relief, stimulus payments or legislation by the federal government; however, the extent to which the COVID-19 pandemic will continue to impact our operations and financial results during the remainder of 2021 is highly uncertain.
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
Revenues

	As of and for the three months ended March 31,
Revenue metrics (dollars in thousands, except as noted)	2021	2020
Revenues	$89,733	$162,467
Period-over-period change in revenue	(45)%	2%
Ending combined loans receivable – principal(1)	$353,089	$553,489
Average combined loans receivable – principal(1)(2)	$378,877	$583,170
Total combined loans originated – principal	$133,514	$236,896
Average customer loan balance (in dollars)(3)	$1,817	$1,966
Number of new customer loans	13,890	35,750
Ending number of combined loans outstanding	194,331	281,486
Customer acquisition costs (in dollars)	$316	$307
Effective APR of combined loan portfolio	96%	112%
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

Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank), the 96% participation in FinWise Bank originated Rise installment loans and the 95% participation in CCB originated Rise installment loans and the 95% participation in the CCB originated Today Card credit card receivables, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheets.
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

The following tables summarize the changes in customer loans by product for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	8,656	2,852	2,382	13,890
Former customer loans originated	12,856	94	—	12,950
Attrition	(33,944)	(13,030)	(383)	(47,357)
Ending number of combined loans outstanding	91,508	90,021	12,802	194,331
Customer acquisition cost	$327	$475	$83	$316
Average customer loan balance	$2,209	$1,514	$1,149	$1,817

	Three Months Ended March 31, 2020
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	152,435	146,317	3,207	301,959
New customer loans originated	24,413	9,765	1,572	35,750
Former customer loans originated	16,556	131	—	16,687
Attrition	(50,771)	(21,973)	(166)	(72,910)
Ending number of combined loans outstanding	142,633	134,240	4,613	281,486
Customer acquisition cost	$309	$334	$110	$307
Average customer loan balance	$2,269	$1,674	$1,134	$1,966

Recent trends.    Our revenues for the three months ended March 31, 2021 totaled $89.7 million, a decrease of 45% versus the three months ended March 31, 2020. Both the Rise and Elastic products experienced a year-over-year decline in revenues of 48% and 41%, respectively, which were attributable to reductions in loan origination volume and lower effective APRs for the loan portfolio due to the economic crisis created by the COVID-19 pandemic beginning in March 2020, which resulted in substantial government assistance to our potential customers that lowered demand for our products. This decline in revenue was partially offset by a year-over-year increase in revenues for the Today Card product, which has tripled its average principal balance outstanding year-over year. We believe Today Card balances increased over the past year despite the impact of COVID-19 due to the nature of the product (credit card versus installment loan or line of credit), the lower APR of the product (effective APR of 32% in the first quarter of 2021 compared to Rise at 100% and Elastic at 95%) as customers receiving stimulus payments would be more apt to pay down more expensive forms of credit, and the added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
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

Additionally, the portfolio of loan products we and the bank originators provide has experienced significantly decreased loan demand for both new and former customers since the COVID-19 pandemic began, including the effects of monetary stimulus provided by the US government reducing demand for loan products. These events are resulting in materially lower new customer loans and a corresponding decrease in revenues compared to a year ago. While we have rolled out marketing campaigns to acquire new customer loans during the first quarter of 2021, our overall loan origination volumes during the first quarter of 2021 are still below our historical origination volumes due to continued reduction in loan demand for our products. As a result of the COVID-19 pandemic, Rise and Elastic principal loan balances at March 31, 2021 totaled $202.1 million and $136.3 million, respectively, down roughly $121.5 million and $88.4 million, respectively, from a year ago. Conversely, Today Card principal loan balances at March 31, 2021 totaled $14.7 million, up $9.5 million from a year ago.
While we believe that customer loan demand for our products will increase during the second quarter of 2021, given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine when demand for our loan products will return to prior historical levels. Until demand increases, our loan balances and revenue will continue to be materially lower than the prior year periods.
Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands)	2021	2020
Net charge-offs(1)	$30,890	$82,808
Additional provision for loan losses(1)	(9,920)	(4,233)
Provision for loan losses	$20,970	$78,575
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	6%	10%
Net charge-offs as a percentage of revenues(1)	34%	51%
Total provision for loan losses as a percentage of revenues	23%	48%
Combined loan loss reserve(3)	$39,159	$77,759
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	10%	13%
_________
(1)Net charge-offs and additional provision for loan losses are not financial measures prepared in accordance with US GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due (Rise and Elastic) or 120 days past due (Today Card), or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Provision for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.
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
(4)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	6%	N/A	N/A	N/A
2020	11%	10%	4%	5%
2019	13%	10%	10%	12%
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

The above chart depicts the positive impact COVID-19 has had on credit quality. Due to the lack of new customer loan demand, our implementation of payment assistance tools, and government stimulus payments received by our customers, net principal charge-offs as a percentage of average combined loans receivable-principal for the first quarter of 2021 is approximately half of the first quarter of 2020.
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
Net charge-offs.    Net charge-offs comprise gross charge-offs offset by recoveries on prior charge-offs. Gross charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due (Rise and Elastic) or 120 days (Today Card), or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud. Any payments received on loans that have been charged off are recorded as recoveries and reduce the total amount of gross charge-offs. Recoveries are typically less than 10% of the amount charged off, and thus, we do not view recoveries as a key credit quality metric.
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

Loan loss reserve methodology.    Our loan loss reserve methodology is calculated separately for each product and, in the case of Rise loans originated under the state lending model (including CSO program loans), is calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors are calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due, 31 to 60 days past due or 61-120 past due (for Today Card only). These loss factors for loans in each delinquency status are based on average historical loss rates by product (or state) associated with each of these three delinquency categories. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans will cause an increase in our combined loan loss reserve and related additional provision for loan losses to increase the reserve. For customers that are not past due, we further stratify these loans into loss rates by payment number, as a new customer that is about to make a first loan payment has a significantly higher risk of loss than a customer who has successfully made ten payments on an existing loan with us. Based on this methodology, during the past two years we have seen our combined loan loss reserve as a percentage of combined loans receivable fluctuate between approximately 10% and 14% depending on the overall mix of new, former and past due customer loans.
Recent trends.    Total loan loss provision for the three months ended March 31, 2021 was 23% of revenues which was below our targeted range of 45% to 55%, and below the 48% in the prior year period. Net charge-offs as a percentage of revenues for the three months ended March 31, 2021 were 34% compared to 51% in the prior year period. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19) as loan demand returns and the loan portfolio grows, we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range of approximately 45% to 55% of revenue.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% and 13% as of March 31, 2021 and March 31, 2020, respectively. This year-over-year decrease is due to the overall decline in the loan portfolio as a result of the COVID-19 pandemic, customers using stimulus payments received in the first quarter of 2021 to pay down loan balances, and lower new customer loan origination activities as a result of the COVID-19 pandemic. Past due loan balances at March 31, 2021 were 6% of total combined loans receivable - principal, down from 10% from a year ago, which is attributable to the COVID-19 payment flexibility tools. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program as evidenced by our low delinquency rate at March 31, 2021 which has remained relatively flat over the past year.
We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through March 31, 2021 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The 2019 and 2020 vintages are both performing better than the 2017 and 2018 vintages. However, it is possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the impact of a prolonged economic crisis resulting from the COVID-19 pandemic.

1) The 2019 and 2020 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through March 31, 2021 for the 2020 annual vintage is under 4%. Our 2021 annual vintage also is trending in line with the 2020 vintage. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Three Months Ended March 31,
Margin metrics (dollars in thousands)	2021	2020
Revenues	$89,733	$162,467
Net charge-offs(1)	(30,890)	(82,808)
Additional provision for loan losses(1)	9,920	4,233
Direct marketing costs	(4,383)	(10,969)
Other cost of sales	(2,047)	(2,670)
Gross profit	62,333	70,253
Operating expenses	(37,594)	(42,357)
Operating income	$24,739	$27,896
As a percentage of revenues:
Net charge-offs	34%	51%
Additional provision for loan losses	(11)	(3)
Direct marketing costs	5	7
Other cost of sales	2	2
Gross margin	69	43
Operating expenses	42	26
Operating margin	28%	17%
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
Recent operating margin trends.    For the three months ended March 31, 2021, our operating margin was 28%, which was an increase from 17% in the prior year period. This margin increase was primarily driven by lower net charge-offs due to improved credit quality and by lower additional provisions for loan losses due to the decrease in the loan balances resulting from the COVID-19 pandemic. We also incurred lower marketing expenses for the three months ended March 31, 2021 due to reduced marketing activities resulting from the reduced demand for our loan products during the COVID-19 pandemic.
While gross margins are currently above our targeted 40%, operating expenses as a percentage of revenue is relatively flat with the fourth quarter of 2020 and up from the prior year period in 2020. Our operating expense metrics have been negatively impacted by the COVID-19 pandemic on its impact on loan balances and revenue. In addition to the expense reduction plan that was implemented in 2020, management continues to look for opportunities to reduce our expenses as we continue to experience lower revenues as a result of the COVID-19 pandemic.
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
Adjusted Earnings
There was no difference between reported net income from continuing operations and Adjusted Earnings for the first quarter of 2021. Adjusted earnings for the three months ended March 31, 2020 represent our net income from continuing operations, adjusted to exclude:
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
The following table presents a reconciliation of net income from continuing operations and diluted earnings per share to Adjusted earnings and Adjusted diluted earnings per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands except per share amounts)	2021	2020
Net income from continuing operations	$12,716	$7,922
Impact of contingent loss related to a legal matter	—	4,263
Cumulative tax effect of adjustments	—	(1,006)
Adjusted earnings	$12,716	$11,179

Diluted earnings per share - continuing operations	$0.34	$0.18
Impact of contingent loss related to a legal matter	—	0.10
Cumulative tax effect of adjustments	—	(0.02)
Adjusted diluted earnings per share	$0.34	$0.26

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income from continuing operations, adjusted to exclude:
•Net interest expense primarily associated with notes payable under the VPC Facility, ESPV Facility, EF SPV Facility and EC SPV Facility used to fund the loan portfolios;
•Share-based compensation;
•Depreciation and amortization expense on fixed assets and intangible assets;
•Gains and losses from dispositions or a contingent loss related to a legal matter included in non-operating loss; and
•Income taxes.
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
The following table presents a reconciliation of net income from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net income from continuing operations	$12,716	$7,922
Adjustments:
Net interest expense	8,786	13,656
Share-based compensation	1,602	2,748
Depreciation and amortization	5,243	4,296
Non-operating (income) loss	(207)	4,263
Income tax expense	3,444	2,055
Adjusted EBITDA	$31,584	$34,940

Adjusted EBITDA margin	35.2%	21.5%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by continuing operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.

The following table presents a reconciliation of net cash provided by continuing operating activities to FCF for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities(1)	$31,880	$73,301
Adjustments:
Net charge-offs – combined principal loans	(22,632)	(63,765)
Capital expenditures	(3,383)	(4,520)
FCF	$5,865	$5,016
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

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net charge-offs	$30,890	$82,808
Additional provision for loan losses	(9,920)	(4,233)
Provision for loan losses	$20,970	$78,575
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
Beginning in the fourth quarter of 2018, we started licensing our Rise installment loan brand to a third-party lender, FinWise Bank, which originates Rise installment loans in 17 states. FinWise Bank retains 4% of the balances of all the loans originated and sells a 96% participation to a third-party SPV, EF SPV, Ltd. We do not own EF SPV, but we are required to consolidate EF SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in 2018, we started licensing the Today Card brand and our underwriting services and platform to launch a credit card product originated by CCB, which initially provides all of the funding for that product. CCB retains 5% of the credit card receivable balance of all the receivables originated and sells a 95% participation in the Today Card credit card receivables to us. The Today Card program was expanded beginning in 2020.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to EC SPV. We do not own EC SPV, but we are required to consolidate EC SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.

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

	2020				2021
(Dollars in thousands)	March 31	June 30	September 30	December 31	March 31
Company Owned Loans:
Loans receivable – principal, current, company owned	$486,396	$387,939	$346,380	$372,320	$331,251
Loans receivable – principal, past due, company owned	53,923	18,917	21,354	25,563	21,678
Loans receivable – principal, total, company owned	540,319	406,856	367,734	397,883	352,929
Loans receivable – finance charges, company owned	31,621	25,606	24,117	25,348	21,393
Loans receivable – company owned	571,940	432,462	391,851	423,231	374,322
Allowance for loan losses on loans receivable, company owned	(76,188)	(59,438)	(49,909)	(48,399)	(39,037)
Loans receivable, net, company owned	$495,752	$373,024	$341,942	$374,832	$335,285
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$12,606	$6,755	$9,129	$1,795	$145
Loans receivable – principal, past due, guaranteed by company	564	117	314	144	15
Loans receivable – principal, total, guaranteed by company(1)	13,170	6,872	9,443	1,939	160
Loans receivable – finance charges, guaranteed by company(2)	1,150	550	679	299	22
Loans receivable – guaranteed by company	14,320	7,422	10,122	2,238	182
Liability for losses on loans receivable, guaranteed by company	(1,571)	(1,156)	(1,421)	(680)	(122)
Loans receivable, net, guaranteed by company(2)	$12,749	$6,266	$8,701	$1,558	$60
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$499,002	$394,694	$355,509	$374,115	$331,396
Combined loans receivable – principal, past due	54,487	19,034	21,668	25,707	21,693
Combined loans receivable – principal	553,489	413,728	377,177	399,822	353,089
Combined loans receivable – finance charges	32,771	26,156	24,796	25,647	21,415
Combined loans receivable	$586,260	$439,884	$401,973	$425,469	$374,504
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(76,188)	$(59,438)	$(49,909)	$(48,399)	$(39,037)
Liability for losses on loans receivable, guaranteed by company	(1,571)	(1,156)	(1,421)	(680)	(122)
Combined loan loss reserve	$(77,759)	$(60,594)	$(51,330)	$(49,079)	$(39,159)
Combined loans receivable – principal, past due(3)	$54,487	$19,034	$21,668	$25,707	$21,693
Combined loans receivable – principal(3)	$553,489	$413,728	$377,177	$399,822	$353,089
Percentage past due(1)	10%	5%	6%	6%	6%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	14%	13%	12%	10%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	14%	13%	11%	10%
_________
(1)Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
(2)Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
(3)Non-GAAP measure
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
Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity, and the EF SPV and EC SPV Facilities that fund Rise installment loans originated by FinWise Bank and CCB, respectively. Interest expense also includes any amortization of deferred debt issuance cost and prepayment penalties incurred associated with the debt facilities.

STATEMENTS OF OPERATIONS
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated. Effective June 29, 2020, ECIL was placed into administration in the UK, and we deconsolidated ECIL and present it as discontinued operations for all periods presented.

	Three Months Ended March 31,
Condensed consolidated statements of operations data (Dollars in thousands)	2021	2020
Revenues	$89,733	$162,467
Cost of sales:
Provision for loan losses	20,970	78,575
Direct marketing costs	4,383	10,969
Other cost of sales	2,047	2,670
Total cost of sales	27,400	92,214
Gross profit	62,333	70,253
Operating expenses:
Compensation and benefits	19,008	23,474
Professional services	7,079	7,926
Selling and marketing	533	954
Occupancy and equipment	4,956	4,636
Depreciation and amortization	5,243	4,296
Other	775	1,071
Total operating expenses	37,594	42,357
Operating income	24,739	27,896
Other expense:
Net interest expense	(8,786)	(13,656)
Non-operating income (loss)	207	(4,263)
Total other expense	(8,579)	(17,919)
Income from continuing operations before taxes	16,160	9,977
Income tax expense	3,444	2,055
Net income from continuing operations	12,716	7,922
Net loss from discontinued operations	—	(12,833)
Net income (loss)	$12,716	$(4,911)

	Three Months Ended March 31,
As a percentage of revenues	2021	2020
Revenues
Cost of sales:
Provision for loan losses	23%	48%
Direct marketing costs	5	7
Other cost of sales	2	2
Total cost of sales	31	57
Gross profit	69	43
Operating expenses:
Compensation and benefits	21	14
Professional services	8	5
Selling and marketing	1	1
Occupancy and equipment	6	3
Depreciation and amortization	6	3
Other	1	1
Total operating expenses	42	26
Operating income	28	17
Other expense:
Net interest expense	(10)	(8)
Non-operating income (loss)	—	(3)
Total other expense	(10)	(11)
Income from continuing operations before taxes	18	6
Income tax expense	4	1
Net income from continuing operations	14	5
Net loss from discontinued operations	—	(8)
Net income (loss)	14%	(3)%

Comparison of the three months ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$89,223	99%	$162,079	100%	$(72,856)	(45)%
Other	510	1	388	—	122	31
Revenues	$89,733	100%	$162,467	100%	$(72,734)	(45)%
Revenues decreased by $72.7 million, or 45%, from $162.5 million for the three months ended March 31, 2020 to $89.7 million for the three months ended March 31, 2021. Total revenue from both the Rise and Elastic products decreased for the three months ended March 31, 2021 compared to the same time period in 2020. This decrease was partially offset by an increase in total revenue for the Today Card due to the growth of this portfolio over the past year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended March 31, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$217,679	$147,063	$14,135	$378,877
Effective APR	100%	95%	32%	96%
Finance charges	$53,743	$34,370	$1,110	$89,223
Other	62	50	398	510
Total revenue	$53,805	$34,420	$1,508	$89,733

	Three Months Ended March 31, 2020
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$339,264	$239,289	$4,617	$583,170
Effective APR	123%	98%	35%	112%
Finance charges	$103,505	$58,175	$399	$162,079
Other	99	171	118	388
Total revenue	$103,604	$58,346	$517	$162,467
 ________
(1) Includes loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.
(2) Average combined loans receivable - principal is calculated using daily Combined loans receivable – principal balances. Not a financial measure prepared in accordance with US GAAP. See reconciliation table accompanying this release for a reconciliation of non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with US GAAP.
Our average combined loans receivable - principal decreased $204 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease in average balance is primarily due to reductions in the Rise and Elastic loan origination volume due to the impacts of the COVID-19 pandemic and substantial government assistance to our potential customers accounted for approximately $51 million of the reduction in revenue for the period. Our average APR declined from 112% for the three months ended March 31, 2020 to 96% for the three months ended March 31, 2021. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR. The lower effective APR accounted for approximately $21 million of the reduction in revenue for the period. The overall effective APR of the loan portfolio will continue to slightly decline as more loans are originated at near-prime rates, such as the Today Card.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Provision for loan losses	$20,970	23%	$78,575	48%	$(57,605)	(73)%
Direct marketing costs	4,383	5	10,969	7	(6,586)	(60)
Other cost of sales	2,047	2	2,670	2	(623)	(23)
Total cost of sales	$27,400	31%	$92,214	57%	$(64,814)	(70)%
Provision for loan losses.    Provision for loan losses decreased by $57.6 million, or 73%, from $78.6 million for the three months ended March 31, 2020 to $21.0 million for the three months ended March 31, 2021.
The tables below break out these changes by loan product:

	Three Months Ended March 31, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(22,674)	(7,543)	(673)	(30,890)
Provision for loan losses	15,298	5,091	581	20,970
Ending balance	$26,592	$10,749	$1,818	$39,159
Combined loans receivable(1)(2)	$217,705	$141,647	$15,152	$374,504
Combined loan loss reserve as a percentage of ending combined loans receivable	12%	8%	12%	10%
Net charge-offs as a percentage of revenues	42%	22%	45%	34%
Provision for loan losses as a percentage of revenues	28%	15%	39%	23%

	Three Months Ended March 31, 2020
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$52,099	$28,852	$1,041	$81,992
Net charge-offs	(54,961)	(27,205)	(642)	(82,808)
Provision for loan losses	54,569	23,497	509	78,575
Ending balance	$51,707	$25,144	$908	$77,759
Combined loans receivable(1)(2)	$346,212	$234,644	$5,404	$586,260
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	11%	17%	13%
Net charge-offs as a percentage of revenues	53%	47%	124%	51%
Provision for loan losses as a percentage of revenues	53%	40%	98%	48%
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

Total loan loss provision for the three months ended March 31, 2021 was 23% of revenues, which was below our targeted range of 45% to 55%, and lower than the 48% for the three months ended March 31, 2020. For the three months ended March 31, 2021, net charge-offs as a percentage of revenues decreased to 34% compared to 51% in the prior year period. We continue to monitor the portfolio during the economic recovery from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19) as loan demand returns and the loan portfolio grows, we expect to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% and 13% as of March 31, 2021 and March 31, 2020, respectively. This decrease year-over-year is due to the overall decrease in the loan portfolio as a result of the COVID-19 pandemic, customers using stimulus payments received in the first quarter of 2021 to pay down loan balances, and slower new customer loan origination activities as a result of the COVID-19 pandemic. Past due loan balances at March 31, 2021 were 6% of total combined loans receivable - principal, down from 10% from a year ago, attributable to the COVID-19 payment flexibility tools and reduced new loan origination volume. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program as evidenced by our low delinquency rate at March 31, 2021 which has remained relatively flat over the past year.
Direct marketing costs.    Direct marketing costs decreased by $6.6 million, or 60%, from $11.0 million for the three months ended March 31, 2020 to $4.4 million for the three months ended March 31, 2021. The Rise and Elastic products continue to be impacted by the COVID-19 pandemic as the payments received from the federal government's stimulus programs have resulted in reduced new customer loan demand. For the three months ended March 31, 2021, the number of new customers acquired decreased to 13,890 compared to 35,750 during the three months ended March 31, 2020. We anticipate our direct marketing costs to increase in the future as demand for our product grows during the remainder of the year.
Other cost of sales.    Other cost of sales decreased by $0.6 million, or 23%, from $2.7 million for the three months ended March 31, 2020 to $2.0 million for the three months ended March 31, 2021 due to decreased data verification costs and program expenses resulting from reduced loan origination volume.
Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$19,008	21%	$23,474	14%	$(4,466)	(19)%
Professional services	7,079	8	7,926	5	(847)	(11)
Selling and marketing	533	1	954	1	(421)	(44)
Occupancy and equipment	4,956	6	4,636	3	320	7
Depreciation and amortization	5,243	6	4,296	3	947	22
Other	775	1	1,071	1	(296)	(28)
Total operating expenses	$37,594	42%	$42,357	26%	$(4,763)	(11)%
Compensation and benefits.    Compensation and benefits decreased by $4.5 million, or 19%, from $23.5 million for the three months ended March 31, 2020 to $19.0 million for the three months ended March 31, 2021 primarily due to the reduction in staff related to operating expense reductions implemented in 2020 as a result of the COVID-19 pandemic.
Professional services.     Professional services decreased by $0.8 million, or 11%, from $7.9 million for the three months ended March 31, 2020 to $7.1 million for the three months ended March 31, 2021 due to decreased board stock-based compensation expense due to the departure of a board member and other outside services, partially offset by increased legal expenses and directors and officer insurance costs.
Selling and marketing.    Selling and marketing decreased by $0.4 million, or 44%, from $1.0 million for the three months ended March 31, 2020 to $0.5 million for the three months ended March 31, 2021 primarily due to decreased marketing agency fees.

Occupancy and equipment.    Occupancy and equipment increased by $0.3 million, or 7%, from $4.6 million for the three months ended March 31, 2020 to $5.0 million for the three months ended March 31, 2021 primarily due to increased web hosting expenses, partially offset by decreased data center costs and license expenses.
Depreciation and amortization.     Depreciation and amortization increased by $0.9 million, or 22%, from $4.3 million for the three months ended March 31, 2020 to $5.2 million for the three months ended March 31, 2021 primarily due to the acceleration of a board member's non-compete agreement and depreciation on internally developed software.
Other.    Other operating expenses decreased by $0.3 million, or 28%, from $1.1 million for the three months ended March 31, 2020 to $0.8 million for the three months ended March 31, 2021 primarily due to decreased travel, meals and entertainment expenses, partially offset by an increase in dues and subscriptions.
Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$8,786	10%	$13,656	8%	$(4,870)	(36)%
Net interest expense decreased 36% during the three months ended March 31, 2021 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first quarter of 2021 decreased $182 million from the first quarter of 2020 due to debt paydowns associated with a decrease in the loan portfolio due to COVID-19, as well as the maturity of one of our term notes. This year-over-year reduction resulted in a decrease in interest expense of approximately $4.4 million. In addition, our average effective interest rate on notes payable outstanding has decreased from 10.4% for the three months ended March 31, 2020 to 10.1% for the three months ended March 31, 2021, resulting in a decrease in interest expense of approximately $0.4 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
VPC Facility
Average facility balance during the period	$88,758	$196,077
Net interest expense	2,279	5,212
Effective cost of funds	10.4%	10.7%

ESPV Facility
Average facility balance during the period	$160,930	$224,929
Net interest expense	4,049	5,807
Effective cost of funds	10.2%	10.4%

EF SPV Facility
Average facility balance during the period	$75,423	107,429
Net interest expense	1,783	2,637
Effective cost of funds	9.6%	9.9%

EC SPV Facility
Average facility balance during the period	$26,556	$—
Net interest expense	665	—
Effective cost of funds	10.2%	—%
In July 2020, we entered into a new facility, the EC SPV Facility. As of March 31, 2021 we have drawn $30 million on the EC SPV facility. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, we qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV and EC SPV facilities effective January 1, 2021.

Non-operating income (loss)
For the three months ended March 31, 2020, we accrued a $4.3 million contingent loss related to a legal matter. As of March 31, 2021, the contingent loss was settled and no further accrual remains. For the three months ended March 31, 2021, we recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by an impairment loss related to a subleased asset of $0.7 million, resulting in non-operating income of $0.2 million.
Income tax expense

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense	$3,444	4%	$2,055	1%	$1,389	68%
Our income tax expense increased $1.4 million, from $2.1 million for the three months ended March 31, 2020 to $3.4 million for the three months ended March 31, 2021. Our effective tax rates for continuing operations for the three months ended March 31, 2021 and 2020, including discrete items, were 21.3% and 20.6%, respectively. Our effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities. Our cash effective tax rate was approximately 1.0% for the first quarter of 2021.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) for the three months ended March 31, 2020 primarily consists of revenue of $15 million less total cost of sales and operating expenses of $17.2 million and a goodwill impairment loss of $9.3 million for a net loss from discontinued operations of $12.8 million.
Net income (loss)

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$12,716	14%	$(4,911)	(3)%	$17,627	359%
Our net income increased $17.6 million or 359% from a net loss of $4.9 million for the three months ended March 31, 2020 to net income of $12.7 million for the three months ended March 31, 2021 due to eliminating the discontinued operations of the UK of $12.8 million and improved net income from continuing operations of $4.8 million
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $143 million as of March 31, 2021. Our principal debt payment obligation of $18.1 million was paid off in January 2021 prior to its maturity in February 2021, and there are no additional required principal payments on our outstanding debt until January 2024. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. We are continuing to assess minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital and our credit facility with VPC to fund the loans we make to our customers.
Stock Repurchase Program
At March 31, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024; after our Board of Directors authorized a $25 million increase to the plan in January 2021. We utilized our free cash flow to repurchase $19.8 million of common shares during the year ended December 31, 2020 and during the three months ended March 31, 2021, an additional 2.5 million shares were repurchased at a total cost of $10.8 million, inclusive of any transactional fees or commissions.

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
The VPC Facility provided the following term notes as of March 31, 2021:
•A maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At March 31, 2021, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date.
•A revolving feature which provides the option to pay down up to 20% of the outstanding balance, excluding the 4th Tranche Term note, once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled under the VPC Facility until the maturity date of the US Term Note. In January 2021, we paid down approximately $21 million, or 20%, of the current outstanding debt on the VPC Facility under the revolving feature noted above. The remaining outstanding debt on the US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of March 31, 2021.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. The interest rate at December 31, 2020 was 15.73%. In January 2021, we paid off this term note prior to its maturity on February 1, 2021.
ESPV Facility
ESPV Facility Term Note
The ESPV Facility has a maximum borrowing amount of $350 million to be used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At March 31, 2021, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.72%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $40 million, or 20%, of the current outstanding debt balance on the ESPV Facility under the revolving feature. The remaining outstanding debt on the ESPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the ESPV facility as of March 31, 2021.

EF SPV Facility
EF SPV Facility Term Note
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) to be used to purchase Rise installment loan participations from a third-party bank, FinWise Bank. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at March 31, 2021 was 2.45% and the overall interest rate was 9.45%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $19 million, or 20%, of the current outstanding debt balance on the EF SPV Facility under the revolving feature. The remaining outstanding debt on the EF SPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the EF SPV facility as of March 31, 2021.
EC SPV Facility
EC SPV Facility Term Note
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase Rise installment loan participations from a third-party bank, Capital Community Bank. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at March 31, 2021 was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All of our assets and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for us such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. We were in compliance with all covenants related to the EC SPV facility as of March 31, 2021.
Outstanding Notes Payable
The outstanding balances of notes payable as of March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$78,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	159,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	74,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	30,000	25,000
Total	$343,000	$440,550
The change in the facility balances includes the following:
•US Term Note - Paydown of $25.9 million in the first quarter of 2021;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;

•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021; and
•EC SPV Term Note - Draw of $5 million in the first quarter of 2021.
The following table presents the future debt maturities as of March 31, 2021:

Year (dollars in thousands)	March 31, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	343,000
2025	—
Thereafter	—
Total	$343,000
Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$140,300	$91,139
Restricted cash	3,035	2,135
Loans receivable, net	335,285	495,752
Cash provided by (used in):
Operating activities - continuing operations	31,880	73,301
Investing activities - continuing operations	19,090	(21,436)
Financing activities - continuing operations	(108,753)	(32,041)
Our cash and cash equivalents at March 31, 2021 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $31.9 million in cash from our operating activities-continuing operations for the three months ended March 31, 2021, primarily from revenues derived from our loan portfolio. This was down $41.4 million from the $73.3 million of cash provided by operating activities-continuing operations during the three months ended March 31, 2020 due to a decrease in revenues.

Net cash provided by (used in) investing activities
For the three months ended March 31, 2021 and 2020, cash provided by (used in) investing activities-continuing operations was $19.1 million and $(21.4) million, respectively. The increase was primarily due to a decrease in net loans issued to customers related to reduced origination volume attributed to the COVID-19 pandemic. The following table summarizes cash used in investing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash provided by (used in) investing activities - continuing operations
Net loans issued to consumers, less repayments	$22,304	$(15,516)
Participation premium paid	(1,081)	(1,400)
Purchases of property and equipment	(3,383)	(4,520)
Proceeds from sale of intangible assets	1,250	$—
	$19,090	$(21,436)
Net cash used in financing activities
Cash flows from financing activities-continuing operations primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the three months ended March 31, 2021 and 2020, cash used in financing activities was $108.8 million and $32.0 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash used in financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$5,000	$6,500
Payments on Notes payable	(102,550)	(34,000)
Debt issuance costs paid	—	(51)
Common stock repurchased	(10,813)	(4,203)
Proceeds from stock option exercises	27	27
Taxes paid related to net share settlement	(417)	(314)
	$(108,753)	$(32,041)
The increase in cash used in financing activities-continuing operations for the three months ended March 31, 2021 versus the comparable period of 2020 was primarily due to increased payments made on notes payable and increased repurchases of common stock.
Free Cash Flow
In addition to the above, we also review FCF when analyzing our cash flows from operations. We calculate free cash flow as cash flows from operating activities-continuing operations, adjusted for the principal loan net charge-offs and capital expenditures incurred during the period. While this is a non-GAAP measure, we believe it provides a useful presentation of cash flows derived from our core continuing operating activities. The below tables provides a reconciliation of free cash flow to our cash flows from operations.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities	$31,880	$73,301
Adjustments:
Net charge-offs – combined principal loans	(22,632)	(63,765)
Capital expenditures	(3,383)	(4,520)
FCF	$5,865	$5,016
Our FCF was $5.9 million for the first three months of 2021 compared to $5.0 million for the comparable prior year period. While our net cash provided by continuing operating activities decreased by $41.4 million, this was offset by a similar decrease in net charge-offs - combined principal loans and a $1.2 million decrease in capital expenditures.

Operating and capital expenditure requirements
We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the VPC Facility, ESPV Facility, EF SPV Facility and EC SPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least this year. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2020.
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
RECENT REGULATORY DEVELOPMENTS
On April 7, 2021, the Consumer Financial Protection Bureau ("CFPB") proposed extending the effective date of two recent debt collection rules to give affected parties more time to comply due to the ongoing COVID-19 pandemic. The CFPB issued a Notice of Proposed Rulemaking ("NPRM") to delay by 60 days the effective date of two final rules issued under the Fair Debt Collection Practices Act ("FDCPA"). The debt collection rules, issued in late 2020, are scheduled to take effect on November 30, 2021. The CFPB is proposing to extend the effective date of both rules to January 29, 2022. The proposed delay would allow stakeholders affected by the pandemic additional time to review and implement the rules.
The first debt collection rule, issued in October 2020, focuses on the use of communications related to debt collection, and clarifies prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The second debt collection rule, issued in December 2020, clarifies disclosures debt collectors must provide to consumers at the beginning of collection communications. The rule also prohibits debt collectors from making threats to sue, or from suing, consumers on time-barred debt. The rule requires debt collectors to take specific steps to disclose the existence of a debt to consumers before reporting information about the debt to a consumer reporting agency.
On March 31, the Federal Reserve Board, the CFPB, the Federal Deposit Insurance Corporation ("FDIC"), the National Credit Union Administration ("NCUA") and the Office of the Comptroller of the Currency ("OCC") announced the request for information ("RFI") to gain input from financial institutions, trade associations, consumer groups, and other stakeholders on the growing use of Artificial Intelligence ("AI") by financial institutions. The request seeks comments regarding the use of AI, including machine learning, by financial institutions; appropriate governance, risk management and controls over AI; as well as challenges in developing, adopting and managing AI. Comments are due on May 30, 2021.
In August 2020, final implementing regulations were approved to guide covered businesses' implementation of the California Consumer Privacy Act ("CCPA"), and since that time, the California Attorney General has proposed four sets of modifications to these regulations. We are closely tracking these amendments as they are released. In November 2020, the California Privacy Rights Act ("CPRA") became law. The CPRA significantly expands the CCPA, establishes the California Privacy Protection Agency, removes the CCPA's thirty-day cure period, and imposes a number of GDPR-styled obligations on businesses, among other requirements. Most of the substantive provisions of the CPRA take effect January 1, 2023, with certain provisions having gone into effect in late 2020. Ongoing implementation of and changes to the CCPA, the CPRA and related requirements will increase costs and create further challenges in the California market.

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
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects and in accordance with federal and state guidelines, we expanded our payment flexibility programs for our customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30-60 days, and generally up to a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Per FASB guidance, the finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan considering the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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

We have no recorded liabilities for US uncertain tax positions at March 31, 2021 and December 31, 2020. Tax periods from fiscal years 2014 to 2019 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss to future earnings, values or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes, although in the future we may enter into interest rate hedging arrangements to manage the risks described below.
Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2021 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at March 31, 2021 was $78.6 million and the balance at December 31, 2020 was $122.6 million. The outstanding balance of our ESPV Facility was $159.6 million and $199.5 million at March 31, 2021 and December 31, 2020, respectively. The outstanding balance of our EF SPV Facility was $74.8 million at March 31, 2021 and the balance at December 31, 2020 was $93.5 million. The outstanding balance of our EC SPV Facility was $30.0 million and $25 million at March 31, 2021 and December 31, 2020, respectively. Based on the average outstanding indebtedness through the three months ended March 31, 2021, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $0.6 million for the period.

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
In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate’s spin-off from TFI under the Bankruptcy Code and TUFTA. If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, we believe that we have valid defenses to the claim and intend to vigorously defend ourselves against this claim. In November 2020, Elevate made a settlement proposal to the TFLT and established a reserve based on its settlement offer amount. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate views this lawsuit as without merit and intends to vigorously defend its position. We accrued a contingent loss in the amount of $17 million for estimated loss related to the TFLT and class action disputes at March 31, 2021. The accrual is recognized as Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Even when an accrual is recorded, we may be exposed to loss in excess of any amounts accrued. While Elevate can provide no assurances as to the duration or potential outcome of such proceedings, in the event that for either proceeding there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in these matters, Elevate could be obligated to file for bankruptcy.
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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as set forth below.
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
The Illinois legislation exempts federal and state-chartered banks. The legislation includes a “no evasion” provision that emphasizes that a person or entity is a lender subject to the requirements of the legislation notwithstanding the fact that the entity purports to act as an agent, service provider or in another capacity for another entity that is exempt from the legislation, if, among other things: (i) the entity holds, acquires or maintains, directly or indirectly, the predominant economic interest in the loan, (ii) the entity markets, brokers, arranges or facilitates the loan and holds the right, requirement or first right of refusal to purchase loans, receivables or interests in the loans or (iii) the totality of the circumstances indicate that the entity is the lender and the transaction is structured to evade the requirements of such legislation. The Illinois legislation requires lenders subject to its requirements to calculate the 36% APR using the system for calculating a military APR under Section 232.4 of the Military Lending Act. The legislation provides that any loan made in excess of 36% APR would be considered null and void. The Illinois legislation became effective on March 23, 2021. Rise Credit of Illinois will no longer originate loans that are not in compliance with the new law.
On April 16, 2021, the North Dakota Governor signed a bill that amends the North Dakota Money Brokers Act to limit the annual interest rate that licensees may charge to 36%. The law is effective August 1, 2021. On or before that date, Rise Credit of North Dakota will no longer originate loans that are not in compliance with the new law.
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
On April 13, 2021, a case was decided in the Northern District of California involving FinWise Bank and its non‑bank service provider, Opportunity Financial, LLC, challenging the validity of loans and business practices associated with a bank partnership program. The plaintiff, a California consumer, alleged that the defendants operated a “rent-a-bank” scheme to issue high-cost loans although the bank was listed as the lender on the loan. The plaintiffs claimed the bank was lender in name only, with the service provider marketing the loan, purchasing the loan and then servicing and collecting the loan, which plaintiffs alleged were to evade California interest rate restrictions.
Plaintiff claims were under both California and Utah law for unfair and unconscionable conduct. The defendants challenged all claims based on the doctrine of federal preemption and alternatively that if preemption failed that the action failed to state a cognizable claim under either state’s law.
The court found that all of the plaintiff’s claims failed on the merits. In part, the Court held that the plaintiff failed to show that the defendants were subject to the California Financial Code which contains wording that the California statute does not apply to any person doing business under any law of any state relating to banks. In that regard, the Court upheld existing precedent that as to usury, the court may look only to the face of the transaction and not to the intent of the parties, citing Beechum v. Navient Sols., Inc., 2016 WL 5340454 (C.D. Cal. 2016). On the face of the loan agreement, it was not subject to California law. The court noted that arguments as to evasion of California law are irrelevant since the bank is the lender on the documents. The court also reviewed the service provider’s website and found that it was not misleading as to who was the lender on the loans. The Court also dismissed claims under Utah law for unconscionability in that Utah law allows any rate of interest to be charged on a loan.
A claim was also made under the Electronic Funds Transfer Act ("EFTA") that a preauthorized transfer was required as a condition of the loan and therefore violated EFTA and Regulation E. The court found this claim to be insufficient based on language in the loan agreement allowing for alternative payment methods.

Similarly, on April 7, 2021, in Robinson and Spears v. Nat’l. Collegiate Student Loan Trust 2006-2, 2021 WL 1293707, Case No. 20-cv-10203 ADB (D. Mass. April 7, 2021),the court upheld the concept of “valid when made” and found that Section 85 of the National Bank Act preempts conflicting Pennsylvania law and national banks have the power to purchase and sell loans (citing 12 CFR 7.4008(a)). The Court ruled that the interest rate on the original loan was non-usurious and therefore could not become usurious upon assignment. The Court gave deference to the OCC’s recently enacted valid when made regulation. As to the true lender challenge, the Court held that the plaintiffs had not identified any binding authority that would require it to apply the true lender doctrine. In addition, the Court saw that the bank was named as the lender on the loan document, funded the loan and could be required to hold the loan for an extended period of time. Therefore, the Court did not deem it necessary to address the OCC’s true lender rule that is being challenged in court and in Congress.
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

 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
At March 31, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024; after our Board of Directors authorized a $25 million increase to the plan in January 2021. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019 and during the year ended December 31, 2020, an additional 7,694,896 shares were repurchased at a total cost of $19.8 million, inclusive of any transactional fees or commissions. The share repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.
The following table provides information about our common stock repurchases during the quarter ended March 31, 2021.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
January 1, 2021 to January 31, 2021	1,241,513	$4.28	1,241,513	$26,524,544
February 1, 2021 to February 28, 2021	463,127	$4.32	463,127	$24,524,551
March 1, 2021 to March 31, 2021	776,101	$4.51	776,101	$21,024,574
Total	2,480,741	$4.36	2,480,741

(1) Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1+	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC
10.2+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC
10.3+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC
10.4+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
∞	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	May 7, 2021	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)