Form 10-Q
period 2021-06-30
Elevate Credit, Inc.
filed 2021-08-06
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2021
Common Shares, $0.0004 par value	33,598,775

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, and in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents*	$105,782	$197,983
Restricted cash*	3,862	3,135
Loans receivable, net of allowance for loan losses of $40,314 and $48,399, respectively*	378,142	374,832
Prepaid expenses and other assets*	13,114	10,060
Operating lease right of use assets	6,819	8,320
Receivable from CSO lenders	14	1,255
Receivable from payment processors*	5,485	6,147
Deferred tax assets, net	22,332	25,958
Property and equipment, net	32,175	34,000
Goodwill, net	6,776	6,776
Intangible assets, net	231	1,133
Total assets	$574,732	$669,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 13)*	$52,784	$52,252
Operating lease liabilities	10,617	11,952
Deferred revenue*	2,465	3,134
Notes payable, net (See Note 5)*	351,214	438,403
Total liabilities	417,080	505,741
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 33,997,881 and 37,954,138 outstanding, respectively	18	18
Additional paid-in capital	203,050	200,433
Treasury stock; at cost; 10,962,557 and 7,006,300 shares of common stock, respectively	(33,632)	(16,492)
Accumulated deficit	(11,784)	(20,101)
Total stockholders’ equity	157,652	163,858
Total liabilities and stockholders’ equity	$574,732	$669,599

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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenues	$84,540	$117,991	$174,273	$280,458
Cost of sales:
Provision for loan losses	27,225	41,477	48,195	120,052
Direct marketing costs	10,564	344	14,947	11,313
Other cost of sales	2,905	1,607	4,952	4,277
Total cost of sales	40,694	43,428	68,094	135,642
Gross profit	43,846	74,563	106,179	144,816
Operating expenses:
Compensation and benefits	18,585	16,844	37,593	40,318
Professional services	8,659	8,471	15,738	16,397
Selling and marketing	710	904	1,243	1,858
Occupancy and equipment	5,289	4,843	10,245	9,479
Depreciation and amortization	4,552	4,529	9,795	8,825
Other	811	907	1,586	1,978
Total operating expenses	38,606	36,498	76,200	78,855
Operating income	5,240	38,065	29,979	65,961
Other expense:
Net interest expense (See Note 13)	(8,567)	(12,177)	(17,353)	(25,833)
Non-operating income (loss)	510	(1,422)	717	(5,685)
Total other expense	(8,057)	(13,599)	(16,636)	(31,518)
Income (loss) from continuing operations before taxes	(2,817)	24,466	13,343	34,443
Income tax expense	228	8,373	3,672	10,428
Net income (loss) from continuing operations	(3,045)	16,093	9,671	24,015
Net loss from discontinued operations	—	(7,540)	—	(20,373)
Net income (loss)	$(3,045)	$8,553	$9,671	$3,642

Basic earnings per share
Continuing operations	$(0.09)	$0.38	$0.27	$0.56
Discontinued operations	—	(0.18)	—	(0.47)
Basic earnings (loss) per share	$(0.09)	$0.20	$0.27	$0.09

Diluted earnings per share
Continuing operations	$(0.09)	$0.38	$0.27	$0.56
Discontinued operations	—	(0.18)	—	(0.47)
Diluted earnings (loss) per share	$(0.09)	$0.20	$0.27	$0.09

Basic weighted average shares outstanding	35,132,980	42,182,412	35,591,583	42,673,879
Diluted weighted average shares outstanding	35,132,980	42,511,808	36,331,631	43,090,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(3,045)	$8,553	$9,671	$3,642
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for both the three months ended 2021 and 2020, and $0 and $(14) for the six months ended 2021 and 2020, respectively	—	(58)	—	(2,061)
Reclassification of Cumulative translation adjustment to Net loss from discontinued operations	—	2,334	—	2,334
Reversal of Deferred tax asset associated with Cumulative translation adjustment	—	(1,369)	—	(1,369)
Total other comprehensive income (loss), net of tax	—	907	—	(1,096)
Total comprehensive income (loss)	$(3,045)	$9,460	$9,671	$2,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2021 and 2020

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2019	—	—	43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489
Share-based compensation -US	—	—	—	—	2,748	—	—	—	—	2,748
Share-based compensation -UK	—	—	—	—	27	—	—	—	—	27
Exercise of stock options, net	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units, net	—	—	28,913	—	(314)	—	—	—	—	(314)
Comprehensive loss:
Foreign currency translation adjustment net of tax of $(14)	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Treasury stock acquired	—	—	(928,386)	—	—	928,386	(4,203)	—	—	(4,203)
Treasury stock reissued for RSUs vesting	—	—	188,961	—	—	(188,961)	830	(830)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	7,922	—	7,922
Net loss from discontinued operations	—	—	—	—	—	—	—	(12,833)	—	(12,833)
Balances at March 31, 2020	—	—	43,000,499	$18	$195,471	1,508,335	$(6,717)	$(40,083)	$(907)	$147,782
Share-based compensation -US	—	—	—	—	2,599	—	—	—	—	2,599
Share-based compensation -UK	—	—	—	—	18	—	—	—	—	18
Vesting of restricted stock units, net	—	—	171,020	—	(253)	—	—	—	—	(253)
ESPP shares issued	—	—	280,584	—	353	—	—	—	—	353
Comprehensive loss:
Foreign currency translation adjustment net of tax of $1,369	—	—	—	—	—	—	—	—	907	907
Treasury stock acquired	—	—	(2,041,193)	—	—	2,041,193	(3,827)	—	—	(3,827)
Treasury stock reissued for RSUs vesting	—	—	596,257	—	—	(596,257)	2,589	(2,589)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	16,093	—	16,093
Net loss from discontinued operations	—	—	—	—	—	—	—	(7,540)	—	(7,540)
Balances at June 30, 2020	—	—	42,007,167	$18	$198,188	2,953,271	$(7,955)	$(34,119)	$—	$156,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$—	$163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	—	(417)
Treasury stock reissued for Stock Option Exercise	—	—	12,500	—	—	(12,500)	73	(46)	—	27
Net income from continuing operations	—	—	—	—	—	—	—	12,716	—	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$—	$166,973
Share-based compensation -US	—	—	—	—	1,787	—	—	—	—	1,787
Treasury stock acquired	—	—	(2,339,085)	—	—	2,339,085	(7,954)	—	—	(7,954)
Treasury stock reissued for RSUs vesting	—	—	532,365	—	(562)	(532,365)	687	(687)	—	(562)
Treasury stock reissued for ESPP purchases	—	—	149,613	—	207	(149,613)	246	—	—	453
Net loss from continuing operations	—	—	—	—	—	—	—	(3,045)	—	(3,045)
Balances at June 30, 2021	—	—	33,997,881	$18	$203,050	10,962,557	$(33,632)	$(11,784)	$—	$157,652
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,671	$3,642
Less: Net loss from discontinued operations, net of tax	—	20,373
Net income from continuing operations	9,671	24,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,795	8,825
Provision for loan losses	48,195	120,052
Share-based compensation	3,389	5,347
Amortization of debt issuance costs	361	343
Amortization of loan premium	1,981	2,740
Amortization of operating leases	(383)	(239)
Deferred income tax expense, net	3,626	10,096
Non-operating (gain) loss	(717)	5,685
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,054)	(3,219)
Income taxes payable	—	700
Receivables from payment processors	662	2,077
Receivables from CSO lenders	1,242	4,842
Interest receivable	(9,054)	(26,124)
State and other taxes payable	—	(91)
Deferred revenue	(625)	(6,226)
Accounts payable and accrued liabilities	1,598	(17,579)
Net cash provided by continuing operating activities	66,687	131,244
Net cash provided by discontinued operating activities	—	1,335
Net cash provided by operating activities	66,687	132,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(344,351)	(307,170)
Principal collections and recoveries on loans receivable	301,446	379,791
Participation premium paid	(2,126)	(2,036)
Purchases of property and equipment	(7,563)	(9,508)
Proceeds from sale of intangible assets	1,250	—
Net cash provided by (used in) continuing investing activities	(51,344)	61,077
Net cash provided by discontinued investing activities	—	9,457
Net cash provided by (used in) investing activities	(51,344)	70,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$25,000	$6,500
Payments of notes payable	(112,550)	(94,000)
Debt issuance costs paid	—	(108)
ESPP shares issued	453	354
Common stock repurchased	(18,767)	(8,030)
Proceeds from stock option exercises	27	27
Taxes paid related to net share settlement of equity awards	(980)	(644)
Net cash used in continuing financing activities	(106,817)	(95,901)
Net cash used in discontinued financing activities	—	(16,310)
Net cash used in financing activities	(106,817)	(112,211)
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,474)	90,902
Change in cash, cash equivalents and restricted cash from discontinued operations	—	5,518
Change in cash, cash equivalents and restricted cash from continuing operations	(91,474)	96,420

Cash and cash equivalents, beginning of period	197,983	71,215
Restricted cash, beginning of period	3,135	2,235
Cash, cash equivalents and restricted cash, beginning of period	201,118	73,450

Cash and cash equivalents, end of period	105,782	167,735
Restricted cash, end of period	3,862	2,135
Cash, cash equivalents and restricted cash, end of period	$109,644	$169,870

Supplemental cash flow information:
Interest paid	$18,075	$25,531
Taxes paid	$55	$50

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$37	$630
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$7	$33
Annual membership fee included in Deferred revenues and Loans receivable	$—	$113
Reissuances of Treasury stock	$1,308	$3,419
Impact of deferred tax asset included in Other comprehensive income	$—	$1,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2021 and 2020
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2021. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Reclassification of Accumulated Other Comprehensive Income to Net Loss from Discontinued Operations
For the three and six months ended June 30, 2020, the Company reclassified a $2.3 million net loss from cumulative translation adjustments within Accumulated other comprehensive income to Net loss from discontinued operations as part of the Company's loss on disposal related to the placement of ECIL into administration. In addition, a $1.4 million deferred tax benefit was reclassified to remove the associated deferred tax asset as part of this transaction.
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
For the three and six months ended June 30, 2021 and 2020

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
For the three and six months ended June 30, 2021 and 2020

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Property and equipment, gross	$123,663	$116,748
Accumulated depreciation and amortization	(91,488)	(82,748)
Property and equipment, net	$32,175	$34,000

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The Company completed its annual test as of October 1, 2020 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of June 30, 2021.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on its Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component. In accordance with ASC 360-10-35, Property, Plant & Equipment— Subsequent Measurement, the Company evaluates its ROU assets along with its Property and equipment, net for impairment annually and between annual tests as needed based on changes in circumstances or other triggering events. During the first quarter of 2021, the Company entered into a sublease for facility space, triggering an impairment assessment. The Company determined the asset group with the subleased ROU asset and related LHI was impaired. A total impairment loss of $742 thousand is included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

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
Recently Adopted Accounting Standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt this ASU prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. At June 30, 2021and December 31, 2020, the Company has net capitalized implementation costs associated with cloud computing arrangements of $2.6 million and $1.0 million, respectively, included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company recognized $117.2 thousand and $149.9 thousand in amortization expense, respectively, within Occupancy and equipment in the Condensed Consolidated Statements of Operations. Amortization expense recognized in 2020 was immaterial. At adoption, ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
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
For the three and six months ended June 30, 2021 and 2020

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
For the three and six months ended June 30, 2021 and 2020

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

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2021 and 2020.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The computation of earnings per share was as follows for three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(3,045)	$16,093	$9,671	$24,015
Net loss from discontinued operations	—	(7,540)	—	(20,373)
Net income (loss)	$(3,045)	$8,553	$9,671	$3,642

Denominator (basic):
Basic weighted average number of shares outstanding	35,132,980	42,182,412	35,591,583	42,673,879

Denominator (diluted):
Basic weighted average number of shares outstanding	35,132,980	42,182,412	35,591,583	42,673,879
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	329,396	740,048	416,851
Diluted weighted average number of shares outstanding	35,132,980	42,511,808	36,331,631	43,090,730

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.09)	$0.38	$0.27	$0.56
Discontinued operations	—	(0.18)	—	(0.47)
Basic earnings (loss) per share	$(0.09)	$0.20	$0.27	$0.09

Continuing operations	$(0.09)	$0.38	$0.27	$0.56
Discontinued operations	—	(0.18)	—	(0.47)
Diluted earnings (loss) per share	$(0.09)	$0.20	$0.27	$0.09
For the three months ended June 30, 2021 and 2020, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•869,923 and 2,189,205 common shares issuable upon exercise of the Company's stock options; and
•3,226,318 and 3,887,556 common shares issuable upon vesting of the Company's RSUs.
For the six months ended June 30, 2021 and 2020, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•874,289 and 1,517,926 common shares issuable upon exercise of the Company's stock options; and
•2,087,680 and 3,780,963 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Finance charges	$50,783	$71,565	$103,975	$167,730
Lines of credit fees	32,880	42,271	68,360	100,844
CSO fees	51	3,967	602	11,308
Other	826	188	1,336	576
Total revenues	$84,540	$117,991	$174,273	$280,458
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments for all periods presented. The Rise product is primarily installment loans with lines of credit offered in two states, which ceased lines of credit origination activity in September 2020. The Elastic product is a line of credit product and the Today Card is a credit card product, both offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of June 30, 2021 and December 31, 2020 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, has also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. As of June 30, 2021, 2.3% of customers that had loan balances outstanding have been provided relief through a COVID-19 payment deferral program for a total of $9.2 million in loans with deferred payments. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of June 30, 2021.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of June 30, 2021 and December 31, 2020 have been charged off.

	June 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$219,608	$144,894	$19,745	$384,247
Past due loans	24,430	6,257	1,742	32,429
Total loans receivable	244,038	151,151	21,487	416,676
Net unamortized loan premium	326	1,454	—	1,780
Less: Allowance for loan losses	(28,092)	(10,372)	(1,850)	(40,314)
Loans receivable, net	$216,272	$142,233	$19,637	$378,142

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$222,937	$154,950	$12,954	$390,841
Past due loans	22,383	6,926	1,564	30,873
Total loans receivable	245,320	161,876	14,518	421,714
Net unamortized loan premium	239	1,278	—	1,517
Less: Allowance for loan losses	(33,288)	(13,201)	(1,910)	(48,399)
Loans receivable, net	$212,271	$149,953	$12,608	$374,832
Total loans receivable includes approximately $12.2 million and $19.2 million of loans in a non-accrual status at June 30, 2021 and December 31, 2020, respectively.
Additionally, total loans receivable includes approximately $19.1 million and $25.3 million of interest receivable at June 30, 2021 and December 31, 2020, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$26,592	$10,749	$1,818	$39,159
Provision for loan losses	20,856	5,454	915	27,225
Charge-offs	(21,502)	(6,530)	(910)	(28,942)
Recoveries of prior charge-offs	2,153	699	27	2,879
Total	28,099	10,372	1,850	40,321
Accrual for CSO lender owned loans	(7)	—	—	(7)
Balance end of period	$28,092	$10,372	$1,850	$40,314

	Three Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$51,707	$25,145	$908	$77,760
Provision for loan losses	27,007	13,579	891	41,477
Charge-offs	(41,993)	(21,906)	(449)	(64,348)
Recoveries of prior charge-offs	3,893	1,786	26	5,705
Total	40,614	18,604	1,376	60,594
Accrual for CSO lender owned loans	(1,156)	—	—	(1,156)
Balance end of period	$39,458	$18,604	$1,376	$59,438

	Six Months Ended June 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$33,968	$13,201	$1,910	$49,079
Provision for loan losses	36,154	10,545	1,496	48,195
Charge-offs	(46,275)	(14,913)	(1,619)	(62,807)
Recoveries of prior charge-offs	4,252	1,539	63	5,854
Total	28,099	10,372	1,850	40,321
Accrual for CSO lender owned loans	(7)	—	—	(7)
Balance end of period	$28,092	$10,372	$1,850	$40,314

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

	Six Months Ended June 30, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$52,099	$28,852	$1,041	$81,992
Provision for loan losses	81,576	37,076	1,400	120,052
Charge-offs	(102,130)	(51,554)	(1,115)	(154,799)
Recoveries of prior charge-offs	9,069	4,230	50	13,349
Total	40,614	18,604	1,376	60,594
Accrual for CSO lender owned loans	(1,156)	—	—	(1,156)
Balance end of period	$39,458	$18,604	$1,376	$59,438

As of December 31, 2020, estimated losses of approximately $0.7 million for the CSO owned loans receivable guaranteed by the Company of approximately $2.2 million were initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. At June 30, 2021, the CSO owned loans receivable guaranteed by the Company and the associated estimated losses are immaterial to the Condensed Consolidated Balance Sheets.
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
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Outstanding recorded investment before TDR	$2,298	$489	$7,432	$6,917
Outstanding recorded investment after TDR	2,166	457	7,205	6,562
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$132	$32	$227	$355
A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Average outstanding recorded investment(1)	$20,251	$13,266	$21,890	$13,914
Interest income recognized	$2,216	$2,522	$5,029	$6,252
1. Simple average as of June 30, 2021 and 2020, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The table below presents the Company's loans modified as TDRs as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	2021	2020
Current outstanding investment	$10,994	$21,261
Delinquent outstanding investment	5,993	5,532
Outstanding recorded investment	16,987	26,793
Less: Impairment included in Allowance for loan losses	(4,623)	(7,533)
Outstanding recorded investment, net of impairment	$12,364	$19,260
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $5.8 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, and $11.8 million and $9.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $5.5 million to customers with available and unfunded lines of credit as of June 30, 2021.

NOTE 4—VARIABLE INTEREST ENTITIES
The Company is involved with four entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV, Ltd. and one Credit Services Organization ("CSO") lender. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$46,958	$97,345
Loans receivable, net of allowance for loan losses of $10,372 and $13,202, respectively	142,234	149,951
Prepaid expenses and other assets	5	—
Receivable from payment processors	2,890	3,652
Total assets	$192,087	$250,948
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($7,067 and $23,337, respectively, eliminates upon consolidation)	$13,367	$27,663
Deferred revenue	2,358	2,300
Reserve deposit liability ($18,150 and $23,150, respectively, eliminates upon consolidation)	18,150	23,150
Notes payable, net	158,212	197,835
Total liabilities and shareholder’s equity	$192,087	$250,948
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$13,663	$35,450
Loans receivable, net of allowance for loan losses of $12,437 and $14,342, respectively	97,994	83,869
Prepaid expenses and other assets	6	34
Receivable from payment processors ($346 and $231, respectively, eliminates upon consolidation)	1,062	679
Total assets	$112,725	$120,032
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($12,786 and $16,459, respectively, eliminates upon consolidation)	$13,989	$17,599
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	89,786	93,483
Total liabilities and shareholder’s equity	$112,725	$120,032
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$7,414	$9,377
Restricted cash	1,000	1,000
Loans receivable, net of allowance for loan losses of $5,025 and $1,634, respectively	33,892	19,232
Prepaid expenses and other assets	5	11
Receivable from payment processors ($20 and $6, respectively, eliminates upon consolidation)	386	199
Total assets	$42,697	$29,819
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($3,142 and $803, respectively, eliminates upon consolidation)	$4,382	$1,541
Reserve deposit liability ($3,500 and $3,500, respectively, eliminates upon consolidation)	3,500	3,500
Notes payable, net	34,815	24,778
Total liabilities and shareholder’s equity	$42,697	$29,819
CSO Lender
The one remaining CSO lender is considered a VIE of the Company; however, the Company does not have any ownership interest in the CSO lender, does not exercise control over it, and is not the primary beneficiary, and therefore, does not consolidate the CSO lender’s results with its results.
NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and effective July 31, 2020, the EC SPV Facility. The facilities had the following terms as of June 30, 2021.
VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At June 30, 2021, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2021 and December 31, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

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
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At June 30, 2021, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.72%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of June 30, 2021 and December 31, 2020.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at June 30, 2021 was 2.29% and the overall interest rate was 9.29%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of June 30, 2021 and December 31, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

EC SPV Facility
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at June 30, 2021 was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of June 30, 2021 and December 31, 2020.
VPC, ESPV, EF SPV and EC SPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$68,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	159,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	89,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	35,000	25,000
Debt issuance costs	(1,786)	(2,147)
Total	$351,214	$438,403

The change in the facility balances includes the following:
•US Term Note - Paydowns of $25.9 million and $10 million in the first and second quarter of 2021, respectively;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021 and a draw of $15 million in the second quarter of 2021; and
•EC SPV Term Note - Draws of $5 million and $5 million in the first and second quarter of 2021, respectively .
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

Future debt maturities as of June 30, 2021 are as follows:

Year (dollars in thousands)	June 30, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	353,000
2025	—
Thereafter	—
Total	$353,000
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The annual test was completed as of October 1, 2020 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. No events or circumstances occurred between October 2, 2020 and June 30, 2021 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Of the total goodwill balance, approximately $270 thousand is deductible for tax purposes.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The carrying value of acquired intangible assets as of June 30, 2021 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(2,461)	—
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	231	—	231
Total	$3,029	$(2,798)	$231
The carrying value of acquired intangible assets as of December 31, 2020 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(1,859)	602
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	531	—	531
Total	$3,329	$(2,196)	$1,133
With Robert Johnson's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Total amortization expense recognized for the six months ended June 30, 2021 and 2020 was approximately $602 thousand and $60 thousand, respectively. For the three months ended June 30, 2020, $30 thousand of amortization expense was recognized. As of March 31, 2021, there were no intangible assets subject to amortization with any remaining life.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.
NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of two to six years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of June 30, 2021 and December 31, 2020, net assets recorded under operating leases totaled $6.8 million and $8.3 million, respectively, and net lease liabilities totaled $10.6 million and $12.0 million, respectively.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

Total gross lease cost for the three and six months ended June 30, 2021 and 2020, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended June 30,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$768	$808
Short-term lease cost	—	—
Total lease cost	$768	$808

	Six Months Ended June 30,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$1,535	$1,616
Short-term lease cost	—	—
Total lease cost	$1,535	$1,616

Further information related to leases is as follows:

	Three Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$960	$931
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	3.1 years	4.0 years
Weighted average discount rate	10.23%	10.23%

	Six Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,918	$1,855
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	3.1 years	4.0 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of June 30, 2021 are as follows:

Year (dollars in thousands)	Operating Leases
2021	$1,958
2022	3,984
2023	3,486
2024	1,438
2025	1,254
Thereafter	638
Total future minimum lease payments	$12,758
Less: Imputed interest	(2,141)
Operating lease liabilities	$10,617

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended June 30, 2021 and 2020 totaled approximately $1.8 million and $2.6 million, respectively, and $3.4 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 7,991,434 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2021, the total number of shares available for future grants under the 2016 Plan was 3,549,312 shares.
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
For the six months ended June 30, 2021, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

A summary of stock option activity as of and for the six months ended June 30, 2021 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	886,685	$5.94
Granted	—	—
Exercised	(12,500)	2.13
Expired	—	—
Forfeited	(2,500)	6.31
Outstanding at June 30, 2021	871,685	5.99	3.49
Options exercisable at June 30, 2021	871,685	$5.99	3.49
At June 30, 2021, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the six months ended June 30, 2021 was $30 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the six months ended June 30, 2021 was $4.35. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2021 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,924,086	$4.17
Granted	1,677,469	4.35
Vested(1)	(963,401)	4.72
Forfeited	(67,720)	4.65
Unvested at June 30, 2021	3,570,434	4.09
Expected to vest at June 30, 2021	2,580,652	$4.12
(1)During the year ended certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 261,945 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities for the six months ended June 30, 2021.
At June 30, 2021, there was approximately $8.7 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.6 years. During the six months ended June 30, 2021, the total intrinsic value of RSUs that vested during the period was approximately $3.5 million. As of June 30, 2021, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $9.2 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,196,257 shares authorized and 934,335 reserved for the ESPP. There were 149,613 shares purchased under the ESPP for the six months ended June 30, 2021. Within share-based compensation expense for the six months ended June 30, 2021 and 2020, $342 thousand and $283 thousand, respectively, relates to the ESPP. For the three months ended June 30, 2021 and 2020, $171 thousand and $142 thousand, respectively, relates to the ESPP within share-based compensation expense.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2021 and 2020, there were no significant transfers between levels.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

NOTE 10—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2021 and 2020 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Current income tax expense (benefit):
Federal	$—	$(1,152)	$—	$—
State	(40)	(155)	46	332
Total current income tax expense (benefit)	(40)	(1,307)	46	332

Deferred income tax expense (benefit):
Federal	1,116	6,284	4,693	6,357
State	(848)	3,396	(1,067)	3,739
Total deferred income tax expense	268	9,680	3,626	10,096

Total income tax expense	$228	$8,373	$3,672	$10,428
No material penalties or interest related to taxes were recognized for the three and six months ended June 30, 2021 and 2020.
The Company’s effective tax rates for continuing operations for the six months ended June 30, 2021 and 2020, including discrete items, were 27.5% and 30.3%, respectively. For the six months ended June 30, 2021 and 2020, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where it has lending activities. The Company's cash effective tax rate was approximately 2.1%.
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
Deferred tax assets, net
At June 30, 2021 and December 31, 2020, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2020 was approximately $64.8 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of June 30, 2021 and December 31, 2020, the Company did not establish a valuation allowance for the DTA.
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
Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. Elevate views this lawsuit as without merit and intends to vigorously defend its position. Based upon preliminary settlement discussions in the fourth quarter of 2020, the Company accrued a contingent loss in the amount of $17 million for estimated losses related to the TFLT and class action disputes within Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
On January 27, 2020, an Elevate wholly-owned subsidiary and other non-affiliated service providers to banks were sued in a class action lawsuit in Washington state. The Plaintiff in the case claims that the Elevate subsidiary and the other non-affiliated service providers to banks violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, as well as the other non-affiliated service providers. The Judge did, however, allow Plaintiff the opportunity to amend its complaint. On June 22, 2021, the Plaintiff filed her Amended Complaint alleging that Elevate or its subsidiary were not service providers to the originating bank, but rather the true lender. On July 20, 2021, Elevate filed its Motion to Dismiss the Amended Complaint. Elevate disagrees that it has violated the Washington Consumer Protection Act and it intends to vigorously defend its position.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

In California, all lawsuits have been dismissed and there are currently two separate demands for arbitration pending with Plaintiffs asserting claims under the “unlawful,” “unfair,” and “fraudulent” prongs of the California Unfair Competition Law (“UCL”). All other previously asserted claims have been dismissed. In order to prevail, Plaintiffs have to prove that the loans made were both procedurally and substantively unconscionable. Elevate disagrees that it has violated the UCL and it intends to vigorously defend its position in these arbitrations.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $295.4 million and $275.9 million in available and unfunded credit lines at June 30, 2021 and December 31, 2020, respectively. The Today Card product had approximately $11.8 million and $5.4 million in available and unfunded credit lines as of June 30, 2021 and December 31, 2020, respectively. From May 2017 through September 2020, the Rise product offered lines of credit to consumers in certain states. At both June 30, 2021 and December 31, 2020, there were no remaining available and unfunded Rise credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At June 30, 2021 and December 31, 2020, the Company had $200 thousand and $300 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

As of June 30, 2021 and December 31, 2020, the Company accrued approximately $0.0 million and $4.4 million, respectively, for a contingent loss related to a legal matter for a former executive of the company. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The accrual was recognized as Non-operating loss in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The Company accrued $5.7 million at June 30, 2020. As of June 30, 2021, the contingent loss was settled and no further accrual remains. In April 2021, the Company received a net recovery of $510 thousand. The table below presents a roll forward of the amounts accrued and paid for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$—	$4,263	$4,424	$—
Accruals	(510)	1,407	(510)	5,670
Payments	510	—	(3,914)	—
Net contingent loss related to a legal matter	$—	$5,670	$—	$5,670
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
In connection with the disposition of ECIL, the Company recognized a loss on its investment. This loss resulted in an estimated US federal and state income tax benefit of $24.2 million and was recognized in the three- and six-month period ending June 30, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020 (1)	2021	2020 (1)
Revenues	$—	$9,024	$—	$24,012
Cost of sales:
Provision for loan losses	—	607	—	4,785
Direct marketing costs	—	270	—	1,372
Other cost of sales	—	5,130	—	10,790
Total cost of sales	—	6,007	—	16,947
Gross profit	—	3,017	—	7,065
Operating expenses:
Compensation and benefits	—	2,068	—	4,785
Professional services	—	1,598	—	2,879
Selling and marketing	—	135	—	605
Occupancy and equipment	—	1,028	—	2,141
Depreciation and amortization	—	926	—	1,427
Other	—	108	—	288
Total operating expenses	—	5,863	—	12,125
Operating loss	—	(2,846)	—	(5,060)
Other expense:
Net interest expense	—	(357)	—	(896)
Foreign currency transaction loss	—	(42)	—	(854)
Impairment loss	—	—	—	(9,251)
Non-operating income	—	17	—	—
Total other expense	—	(382)	—	(11,001)
Loss from operations of discontinued operations	—	(3,228)	—	(16,061)
Loss on disposal of discontinued operations	—	(28,512)	—	(28,512)
Loss from discontinued operations before taxes	—	(31,740)	—	(44,573)
Income tax benefit	—	24,200	—	24,200
Net loss from discontinued operations	$—	$(7,540)	$—	$(20,373)
(1) Includes ECIL financial results for the period through June 28, 2020.
At June 30, 2021 and December 31, 2020, the Company had no assets or liabilities related to the discontinued operations of ECIL.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2021 and 2020

NOTE 13—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and six months ended June 30, 2021 and 2020 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
Fees and travel expenses	$135	$122
Stock compensation (1)	107	808
Consulting	—	50
Total board related expenses	$242	$980

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Fees and travel expenses	$257	$255
Stock compensation (1)	186	1,787
Consulting	—	150
Total board related expenses	$443	$2,192
(1) Includes Elevate's former CEO from January 1, 2020 through July 17, 2020.
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. For the three months ended June 30, 2021 and 2020, the interest payments on this loan were $17 thousand and $20 thousand, respectively, and $37 thousand and $40 thousand for the six months ended June 30, 2021 and 2020, respectively.
In addition, during the three months ended June 30, 2021, the Company reached an agreement with a member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, the company accrued $911 thousand, which is included in Professional services in the Condensed Consolidated Statements of Operations and in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
At June 30, 2021 and December 31, 2020, the Company had approximately $135 thousand and $110 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 14—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements are made available and determined there has been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
For the period from July 1, 2021 to August 4, 2021, the Company repurchased 487,302 shares of its common stock on the open market for a total purchase price of $1.8 million, including any fees or commissions.

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are riskier to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.6 million customers with $9.2 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital, funds provided by third-party lenders pursuant to CSO programs and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers and provide working capital. The VPC Facility has a maximum total borrowing amount available of $200 million at June 30, 2021. See “—Liquidity and Capital Resources—Debt facilities.”

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
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at June 30, 2021. See “—Liquidity and Capital Resources—Debt facilities.”
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
Impact of COVID-19
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. As the restrictive measures have been eased in certain geographic locations during late 2020 and the first half of 2021, the U.S. economy has begun to recover, and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. While positive signs exist, we recognize that certain of our customers are experiencing varying degrees of financial distress, which may continue, especially if new COVID-19 variant infections increase and new economic restrictions are mandated.
The portfolio of loan products we and the bank originators provide has experienced significantly decreased demand and application volume for both new and former customers since the COVID-19 pandemic began, largely because of the effects of monetary stimulus provided by the US government reducing demand for loan products. While we have experienced an increase in new customer loans in the first half of 2021 compared to a year ago, these events since the COVID-19 pandemic began are resulting in a material decrease in revenues compared to a year ago. While we have increased our marketing campaigns to acquire new customer loans during the first half of 2021, our overall loan origination volumes during the first half of 2021 were still below our historical origination volumes due to continued reduction in loan demand for our products. While customer loan demand increased sequentially in the second quarter of 2021 and we believe that customer loan demand for our products will continue to increase during the third quarter, given the uncertainty surrounding the COVID-19 pandemic, we are currently unable to determine if the demand will continue and allow our loan products to return to their prior historical levels.
In response to the COVID-19 pandemic, we, along with the banks we support, have also expanded our payment flexibility tools to provide payment assistance programs to certain customers who meet the program’s qualifications. These tools include a deferral of payments for an initial period of 30 to 60 days, which we may extend for an additional 30 days, for generally a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to their deferral period not to generally exceed an additional 180 days. For Rise installment loans, finance charges continue to accrue at a lower effective APR over the expected extended term of the loan considering the deferral periods provided. For Elastic lines of credit, no fees accrue during the payment deferral period. As a result, the average APR of our products decreased due to the impact of the COVID-19 pandemic and the payment assistance tools that have been implemented. As the economy continues to recover and customers find financial stability, we've seen a decrease in the number of customers in an active payment flexibility program. As of June 30, 2021, 2.3% of customers with loan balances outstanding have been provided relief through our COVID-19 payment deferral programs for a total of $9.2 million in loans with deferred payments. This is a marked decrease in the volume of customers in an active payment deferral program and compares to $34.6 million in loans with deferred payments, or 8.7% of customers, as of December 31, 2020. We are also seeing that customers generally are meeting their scheduled payments once they exit the payment deferral program as our past due delinquency rate is 7% at June 30, 2021 and has remained relatively flat over the past year.
Both we and the bank originators are closely monitoring the key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods. However, the historically low net charge-offs as a percentage of revenue that we experienced in the second half of 2020 has continued into the first half of 2021. With the increased volume of new customer loans expected to be originated during the second half of 2021, we expect a return of net charge-offs to our targeted range of 45-55% of revenue. Further, we believe that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of June 30, 2021, including loans that are part of the payment assistance tools.
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

COVID-19 has had a significant adverse impact on our business, and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment and expect continued loan portfolio growth and strong credit quality through the remainder of the year. We will continue assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the American Rescue Plan Act ("ARP Act"), and any further economic relief, stimulus payments or legislation by the federal government.
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
Revenues

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue metrics (dollars in thousands, except as noted)	2021	2020	2021	2020
Revenues	$84,540	$117,991	$174,273	$280,458
Period-over-period change in revenue	(28)%	(22)%	(38)%	(10)%
Ending combined loans receivable – principal(1)	$399,320	$413,728	399,320	413,728
Average combined loans receivable – principal(1)(2)	$355,980	$466,694	367,365	524,932
Total combined loans originated – principal	$210,401	$84,502	343,914	321,398
Average customer loan balance (in dollars)(3)	$1,827	$1,862	1,827	1,862
Number of new customer loans	38,986	2,815	52,876	38,565
Ending number of combined loans outstanding	218,543	222,244	218,543	222,244
Customer acquisition costs (in dollars)	$271	$122	283	293
Effective APR of combined loan portfolio	94%	101%	95%	107%
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

The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	91,508	90,021	12,802	194,331
New customer loans originated	27,704	6,339	4,943	38,986
Former customer loans originated	14,909	132	—	15,041
Attrition	(25,337)	(4,214)	(264)	(29,815)
Ending number of combined loans outstanding	108,784	92,278	17,481	218,543
Customer acquisition cost	$294	$332	$64	$271
Average customer loan balance	$2,122	$1,599	$1,199	$1,827

	Three Months Ended June 30, 2020
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	142,633	134,240	4,613	281,486
New customer loans originated	627	292	1,896	2,815
Former customer loans originated	7,593	9	—	7,602
Attrition	(43,728)	(25,988)	57	(69,659)
Ending number of combined loans outstanding	107,125	108,553	6,566	222,244
Customer acquisition cost	$306	$375	$22	$122
Average customer loan balance	$2,249	$1,518	$1,231	$1,862

	Six Months Ended June 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	36,360	9,191	7,325	52,876
Former customer loans originated	27,765	226	—	27,991
Attrition	(59,281)	(17,244)	(647)	(77,172)
Ending number of combined loans outstanding	108,784	92,278	17,481	218,543
Customer acquisition cost	$302	$376	$70	$283

	Six Months Ended June 30, 2020
	Rise	Elastic	Today	Total
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	152,435	146,317	3,207	301,959
New customer loans originated	25,040	10,057	3,468	38,565
Former customer loans originated	24,149	140	—	24,289
Attrition	(94,499)	(47,961)	(109)	(142,569)
Ending number of combined loans outstanding	107,125	108,553	6,566	222,244
Customer acquisition cost	$309	$335	$62	$293

Recent trends.    Our revenues for the three months ended June 30, 2021 totaled $84.5 million, a decrease of 28% versus the three months ended June 30, 2020. Additionally, our revenues for the six months ended June 30, 2021 totaled $174.3 million, down 38% versus the prior year. Both the Rise and Elastic products experienced a year-over-year decline in revenues of 41% and 34%, respectively, which were attributable to reductions in loan origination volume and lower effective APRs for the loan portfolio due to the economic crisis created by the COVID-19 pandemic beginning in March 2020, which resulted in substantial government assistance to our potential customers that lowered demand for our products. This decline in revenue was partially offset by a year-over-year increase in revenues for the Today Card product, which has more than doubled its average principal balance outstanding year-over year. We believe Today Card balances increased over the past year despite the impact of COVID-19 due to the nature of the product (credit card versus installment loan or line of credit), the lower APR of the product (effective APR of 29% in the second quarter of 2021 compared to Rise at 100% and Elastic at 95%) as customers receiving stimulus payments would be more apt to pay down more expensive forms of credit, and the added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
Additionally, the portfolio of loan products we and the bank originators provide has experienced significantly decreased loan demand for both new and former customers since the COVID-19 pandemic began, including the effects of monetary stimulus provided by the US government reducing demand for loan products. While we have experienced an increase in new customer loans compared to a year ago, these events since the COVID-19 pandemic began are resulting in a material decrease in revenues compared to a year ago. We and the bank originators experienced softer demand for the loan products during the first quarter of 2021 due to continued government stimulus programs but experienced strong origination volume, similar to historical origination levels, during the second quarter of 2021, particularly May and June 2021. We anticipate continued strong demand for the loan products for the remainder of the year. Rise and Elastic principal loan balances at June 30, 2021 totaled $230.8 million and $147.6 million, respectively, down roughly $10.1 million and $17.2 million, respectively, from a year ago. Conversely, Today Card principal loan balances at June 30, 2021 totaled $21.0 million, up $12.9 million from a year ago.
Our CAC was higher in the second quarter of 2021 at $271 as compared to the second quarter of 2020 at $122, with the second quarter of 2020 not reflective of our historical CAC due to the significant reduction in marketing activity and new loan originations due to the COVID-19 pandemic. The second quarter 2021 loan volume is being sourced from all our marketing channels including direct mail, strategic partners and digital. We’ve seen a marked improvement in loan volume from our strategic partners channel where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) that we developed within our new technology platform ("Blueprint") which allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands)	2021	2020	2021	2020
Net charge-offs(1)	$26,063	$58,643	$56,953	$141,450
Additional provision for loan losses(1)	1,162	(17,166)	(8,758)	(21,398)
Provision for loan losses	$27,225	$41,477	$48,195	$120,052
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	7%	5%	7%	5%
Net charge-offs as a percentage of revenues(1)	31%	50%	33%	50%
Total provision for loan losses as a percentage of revenues	32%	35%	28%	43%
Combined loan loss reserve(3)	$40,321	$60,594	$40,321	$60,594
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	10%	14%	10%	14%
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
(4)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	6%	5%	N/A	N/A
2020	11%	10%	4%	5%
2019	13%	10%	10%	12%
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
The above chart reflects generally the positive impact COVID-19 has had on credit quality. Due to the lack of new customer loan demand, our implementation of payment assistance tools, and government stimulus payments received by our customers, net principal charge-offs as a percentage of average combined loans receivable-principal for the second quarter of 2021 is half of the second quarter of 2020. As loan originations to new customers return to historical levels pre-pandemic, we expect this quarterly loss ratio to also return to historical levels.
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
Recent trends.    Total loan loss provision for the three and six months ended June 30, 2021 was 32% and 28% of revenues, respectively, which was below our targeted range of 45% to 55%, and below the 35% and 43% in the respective prior year periods. Net charge-offs as a percentage of revenues for the three and six months ended June 30, 2021 were 31% and 33%, respectively, compared to 50% in both the respective prior year periods. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. However, this has also caused weaker customer demand for additional loans resulting in lower overall loan balances and revenues. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (post-COVID-19) as loan demand returns and the loan portfolio grows, we expect to continue to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range of approximately 45% to 55% of revenue.

The combined loan loss reserve as a percentage of combined loans receivable totaled 10% and 14% as of June 30, 2021 and June 30, 2020, respectively. This year-over-year decrease reflects the continued strong credit performance of the portfolio. Past due loan balances at June 30, 2021 were 7% of total combined loans receivable - principal, up from 5% from a year ago but have remained relatively flat over the past year, which is attributable to the COVID-19 payment flexibility tools. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program as evidenced by our low delinquency rate as of June 30, 2021 which has decreased slightly over the past year. We anticipate the combined loan loss reserve as a percentage of combined loans receivable will move toward historic norms as we continue to grow our loan portfolio during the second half of 2021.
We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated - principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through June 30, 2021 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The 2019 and 2020 vintages are both performing better than the 2017 and 2018 vintages. While still very early, we would expect the 2021 vintage to be higher than the 2020 given the increased volume of new customer loans expected to be originated this year and a return of net charge-offs to our targeted range of 45-55% of revenue. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of a prolonged crisis resulting from the COVID-19 pandemic.
_________
1) The 2020 and 2021 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through June 30, 2021 for the 2020 annual vintage is under 6%. Our 2021 annual vintage also is trending in line with the 2020 vintage. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2021	2020	2021	2020
Revenues	$84,540	$117,991	$174,273	$280,458
Net charge-offs(1)	(26,063)	(58,643)	(56,953)	(141,450)
Additional provision for loan losses(1)	(1,162)	17,166	8,758	21,398
Direct marketing costs	(10,564)	(344)	(14,947)	(11,313)
Other cost of sales	(2,905)	(1,607)	(4,952)	(4,277)
Gross profit	43,846	74,563	106,179	144,816
Operating expenses	(38,606)	(36,498)	(76,200)	(78,855)
Operating income	$5,240	$38,065	$29,979	$65,961
As a percentage of revenues:
Net charge-offs	31%	50%	33%	50%
Additional provision for loan losses	1	(15)	(5)	(8)
Direct marketing costs	12	—	9	4
Other cost of sales	3	1	3	2
Gross margin	52	63	61	52
Operating expenses	46	31	44	28
Operating margin	6%	32%	17%	24%
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
Recent operating margin trends.    For the three months ended June 30, 2021, our operating margin was 6%, which was a decrease from 32% in the prior year period. For the six months ended June 30, 2021, our operating margin was 17%, which was also a decrease from 24% in the prior year period. These margin decreases were primarily driven by decreased revenue as a result of lower average combined loans receivable-principle, lower effective APRs earned on the loan portfolio, and increased direct marketing and origination expenses as we grow our loan portfolio and acquire new customers.
Our operating expense metrics have been negatively impacted by the COVID-19 pandemic and its impact on loan balances and revenue. We expect our expense metrics to continue to be negatively impacted in the short term as we continue to focus on growth to increase our new customer loan volume and grow our overall loan portfolio. However, management will continue to look for opportunities to reduce our expenses to help offset the increased loan origination and direct marketing expenses as we continue to experience lower revenues as a result of the COVID-19 pandemic.
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

Adjusted Earnings
There was no difference between reported net income (loss) from continuing operations and Adjusted earnings for the second quarter and first half of 2021. Adjusted earnings for the three and six months ended June 30, 2020 represent our net income (loss) from continuing operations adjusted to exclude:
•Contingent loss related to a legal matter
•Cumulative tax effect of adjustments
Adjusted diluted earnings (loss) per share is Adjusted earnings divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net income (loss) from continuing operations and diluted earnings (loss) per share to Adjusted earnings and Adjusted diluted earnings (loss) per share, which excludes the impact of the contingent loss for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations	$(3,045)	$16,093	$9,671	$24,015
Impact of contingent loss related to a legal matter	—	1,422	—	5,685
Cumulative tax effect of adjustments	—	(395)	—	(1,580)
Adjusted earnings (loss)	$(3,045)	$17,120	$9,671	$28,120

Diluted earnings (loss) per share - continuing operations	$(0.09)	$0.38	$0.27	$0.56
Impact of contingent loss related to a legal matter	—	0.03	—	0.13
Cumulative tax effect of adjustments	—	(0.01)	—	(0.04)
Adjusted diluted earnings (loss) per share	$(0.09)	$0.40	$0.27	$0.65
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) from continuing operations, adjusted to exclude:
•Net interest expense primarily associated with notes payable under the VPC Facility, ESPV Facility, EF SPV Facility and EC SPV Facility used to fund the loan portfolios;
•Share-based compensation;
•Depreciation and amortization expense on fixed assets and intangible assets;
•Gains and losses from dispositions or a contingent loss related to a legal matter included in non-operating (income) loss; and
•Income taxes.
Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Management believes that Adjusted EBITDA and Adjusted EBITDA margin are useful supplemental measures to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.
Adjusted EBITDA and Adjusted EBITDA margin should not be considered as alternatives to net income (loss) from continuing operations or any other performance measure derived in accordance with US GAAP. Our use of Adjusted EBITDA and Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
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
The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) from continuing operations	$(3,045)	$16,093	$9,671	$24,015
Adjustments:
Net interest expense	8,567	12,177	17,353	25,833
Share-based compensation	1,787	2,599	3,389	5,347
Depreciation and amortization	4,552	4,529	9,795	8,825
Non-operating (income) loss	(510)	1,422	(717)	5,685
Income tax expense	228	8,373	3,672	10,428
Adjusted EBITDA	$11,579	$45,193	$43,163	$80,133

Adjusted EBITDA margin	13.7%	38.3%	24.8%	28.6%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by continuing operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by continuing operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities(1)	$66,687	$131,244
Adjustments:
Net charge-offs – combined principal loans	(41,745)	(108,532)
Capital expenditures	(7,563)	(9,508)
FCF	$17,379	$13,204
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net charge-offs	$26,063	$58,643	$56,953	$141,450
Additional provision for loan losses	1,162	(17,166)	(8,758)	(21,398)
Provision for loan losses	$27,225	$41,477	$48,195	$120,052
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
•Combined loans receivable (which we use as a non-GAAP measure); and
•Combined loan loss reserve (which we use as a non-GAAP measure).

	2020			2021
(Dollars in thousands)	June 30	September 30	December 31	March 31	June 30
Company Owned Loans:
Loans receivable – principal, current, company owned	$387,939	$346,380	$372,320	$331,251	$372,068
Loans receivable – principal, past due, company owned	18,917	21,354	25,563	21,678	27,231
Loans receivable – principal, total, company owned	406,856	367,734	397,883	352,929	399,299
Loans receivable – finance charges, company owned	25,606	24,117	25,348	21,393	19,157
Loans receivable – company owned	432,462	391,851	423,231	374,322	418,456
Allowance for loan losses on loans receivable, company owned	(59,438)	(49,909)	(48,399)	(39,037)	(40,314)
Loans receivable, net, company owned	$373,024	$341,942	$374,832	$335,285	$378,142
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$6,755	$9,129	$1,795	$145	$17
Loans receivable – principal, past due, guaranteed by company	117	314	144	15	4
Loans receivable – principal, total, guaranteed by company(1)	6,872	9,443	1,939	160	21
Loans receivable – finance charges, guaranteed by company(2)	550	679	299	22	4
Loans receivable – guaranteed by company	7,422	10,122	2,238	182	25
Liability for losses on loans receivable, guaranteed by company	(1,156)	(1,421)	(680)	(122)	(7)
Loans receivable, net, guaranteed by company(2)	$6,266	$8,701	$1,558	$60	$18
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$394,694	$355,509	$374,115	$331,396	$372,085
Combined loans receivable – principal, past due	19,034	21,668	25,707	21,693	27,235
Combined loans receivable – principal	413,728	377,177	399,822	353,089	399,320
Combined loans receivable – finance charges	26,156	24,796	25,647	21,415	19,161
Combined loans receivable	$439,884	$401,973	$425,469	$374,504	$418,481
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(59,438)	$(49,909)	$(48,399)	$(39,037)	$(40,314)
Liability for losses on loans receivable, guaranteed by company	(1,156)	(1,421)	(680)	(122)	(7)
Combined loan loss reserve	$(60,594)	$(51,330)	$(49,079)	$(39,159)	$(40,321)
Combined loans receivable – principal, past due(3)	$19,034	$21,668	$25,707	$21,693	$27,235
Combined loans receivable – principal(3)	$413,728	$377,177	$399,822	$353,089	$399,320
Percentage past due(1)	5%	6%	6%	6%	7%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	14%	13%	12%	10%	10%
Allowance for loan losses as a percentage of loans receivable – company owned	14%	13%	11%	10%	10%
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

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed consolidated statements of operations data (Dollars in thousands)	2021	2020	2021	2020
Revenues	$84,540	$117,991	$174,273	$280,458
Cost of sales:
Provision for loan losses	27,225	41,477	48,195	120,052
Direct marketing costs	10,564	344	14,947	11,313
Other cost of sales	2,905	1,607	4,952	4,277
Total cost of sales	40,694	43,428	68,094	135,642
Gross profit	43,846	74,563	106,179	144,816
Operating expenses:
Compensation and benefits	18,585	16,844	37,593	40,318
Professional services	8,659	8,471	15,738	16,397
Selling and marketing	710	904	1,243	1,858
Occupancy and equipment	5,289	4,843	10,245	9,479
Depreciation and amortization	4,552	4,529	9,795	8,825
Other	811	907	1,586	1,978
Total operating expenses	38,606	36,498	76,200	78,855
Operating income	5,240	38,065	29,979	65,961
Other expense:
Net interest expense	(8,567)	(12,177)	(17,353)	(25,833)
Non-operating income (loss)	510	(1,422)	717	(5,685)
Total other expense	(8,057)	(13,599)	(16,636)	(31,518)
Income (loss) from continuing operations before taxes	(2,817)	24,466	13,343	34,443
Income tax expense	228	8,373	3,672	10,428
Net income (loss) from continuing operations	(3,045)	16,093	9,671	24,015
Net loss from discontinued operations	—	(7,540)	—	(20,373)
Net income (loss)	$(3,045)	$8,553	$9,671	$3,642

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2021	2020	2021	2020
Revenues
Cost of sales:
Provision for loan losses	32%	35%	28%	43%
Direct marketing costs	12	—	9	4
Other cost of sales	3	1	3	2
Total cost of sales	48	37	39	48
Gross profit	52	63	61	52
Operating expenses:
Compensation and benefits	22	14	22	14
Professional services	10	7	9	6
Selling and marketing	1	1	1	1
Occupancy and equipment	6	4	6	3
Depreciation and amortization	5	4	6	3
Other	1	1	1	1
Total operating expenses	46	31	44	28
Operating income	6	32	17	24
Other expense:
Net interest expense	(10)	(10)	(10)	(9)
Non-operating income (loss)	1	(1)	—	(2)
Total other expense	(10)	(12)	(10)	(11)
Income (loss) from continuing operations before taxes	(3)	21	8	12
Income tax expense	—	8	2	4
Net income (loss) from continuing operations	(4)	14	6	9
Net loss from discontinued operations	—	(6)	—	(7)
Net income (loss)	(4)%	7%	6%	1%

Comparison of the three months ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$83,714	99%	$117,803	100%	$(34,089)	(29)%
Other	826	1	188	—	638	339
Revenues	$84,540	100%	$117,991	100%	$(33,451)	(28)%
Revenues decreased by $33.5 million, or 28%, from $118.0 million for the three months ended June 30, 2020 to $84.5 million for the three months ended June 30, 2021. Total revenue from both the Rise and Elastic products decreased for the three months ended June 30, 2021 compared to the same time period in 2020. This decrease was partially offset by an increase in total revenue for the Today Card due to the growth of this portfolio over the past year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended June 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$204,625	$133,629	$17,726	$355,980
Effective APR	100%	95%	29%	94%
Finance charges	$50,834	$31,618	$1,262	$83,714
Other	199	111	516	826
Total revenue	$51,033	$31,729	$1,778	$84,540

	Three Months Ended June 30, 2020
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$273,898	$185,626	$7,170	$466,694
Effective APR	110%	90%	27%	101%
Finance charges	$75,533	$41,777	$493	$117,803
Other	9	5	174	188
Total revenue	$75,542	$41,782	$667	$117,991
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
Our average combined loans receivable - principal decreased $111 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This decrease in average balance is primarily due to reductions in the Rise and Elastic loan origination volume due to the impacts of the COVID-19 pandemic and substantial government assistance to our customers, which reduced their need for loans. The decrease in average balances accounted for approximately $29 million of the reduction in revenue for the period. Our average APR declined from 101% for the three months ended June 30, 2020 to 94% for the three months ended June 30, 2021. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR. The lower effective APR accounted for approximately $5 million of the reduction in revenue for the period. We expect the overall effective APR of the loan portfolio will continue to slightly decline as more loans are originated at near-prime rates, such as the Today Card.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Provision for loan losses	$27,225	32%	$41,477	35%	$(14,252)	(34)%
Direct marketing costs	10,564	12	344	—	10,220	2,971
Other cost of sales	2,905	3	1,607	1	1,298	81
Total cost of sales	$40,694	48%	$43,428	37%	$(2,734)	(6)%
Provision for loan losses.    Provision for loan losses decreased by $14.3 million, or 34%, from $41.5 million for the three months ended June 30, 2020 to $27.2 million for the three months ended June 30, 2021.
The tables below break out these changes by loan product:

	Three Months Ended June 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$26,592	$10,749	$1,818	$39,159
Net charge-offs	(19,349)	(5,831)	(883)	(26,063)
Provision for loan losses	20,856	5,454	915	27,225
Ending balance	$28,099	$10,372	$1,850	$40,321
Combined loans receivable(1)(2)	$244,389	$152,605	$21,487	$418,481
Combined loan loss reserve as a percentage of ending combined loans receivable	11%	7%	9%	10%
Net charge-offs as a percentage of revenues	38%	18%	50%	31%
Provision for loan losses as a percentage of revenues	41%	17%	51%	32%

	Three Months Ended June 30, 2020
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$51,707	$25,145	$908	$77,760
Net charge-offs	(38,100)	(20,120)	(423)	(58,643)
Provision for loan losses	27,007	13,579	891	41,477
Ending balance	$40,614	$18,604	$1,376	$60,594
Combined loans receivable(1)(2)	$260,384	$171,196	$8,304	$439,884
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	11%	17%	14%
Net charge-offs as a percentage of revenues	50%	48%	63%	50%
Provision for loan losses as a percentage of revenues	36%	32%	134%	35%
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

Total loan loss provision for the three months ended June 30, 2021 was 32% of revenues, which was below our targeted range of 45% to 55%, and lower than the 35% for the three months ended June 30, 2020. For the three months ended June 30, 2021, net charge-offs as a percentage of revenues decreased to 31% compared to 50% in the prior year period. We continue to monitor the portfolio during the economic recovery from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (as the economy reopens post-COVID-19) as loan demand returns and the loan portfolio continues to grow during the second half of 2021, we expect to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% and 14% as of June 30, 2021 and June 30, 2020, respectively. This year-over-year decrease reflects the continued strong credit performance of the portfolio. Past due loan balances at June 30, 2021 were 7% of total combined loans receivable - principal, up from 5% from a year ago but have remained relatively flat over the past year, attributable to the COVID-19 payment flexibility tools. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program as evidenced by our low delinquency rate as of June 30, 2021 which has remained relatively flat over the past year. We anticipate the combined loan loss reserve as a percentage of combined loans receivable will move toward historic norms as we continue to grow our loan portfolio.
Direct marketing costs.    Direct marketing costs increased by $10.2 million, or 2,971%, from $0.3 million for the three months ended June 30, 2020 to $10.6 million for the three months ended June 30, 2021. We had limited marketing activities and new loan origination volume in the second quarter of 2020 in the immediate response to the COVID-19 pandemic. We have seen a return to more normalized new customer acquisition in all three products in the second quarter as the economy continues to recover from the COVID-19 pandemic and demand for our loan products return. For the three months ended June 30, 2021, the number of new customers acquired increased to 38,986 compared to 2,815 during the three months ended June 30, 2020. We anticipate our direct marketing costs will return to normalized pre-COVID 19 levels as demand for our loan products continues to grow during the remainder of the year. Our CAC was higher in the second quarter of 2021 at $271 as compared to the second quarter of 2020 at $122, with the second quarter of 2020 not reflective of our historical CAC due to the significant reduction in marketing activity and new loan originations due to the COVID-19 pandemic. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC
Other cost of sales.    Other cost of sales increased by $1.3 million, or 81%, from $1.6 million for the three months ended June 30, 2020 to $2.9 million for the three months ended June 30, 2021 due to increased data verification costs resulting from increased loan origination volume in the second quarter of 2021.
Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$18,585	22%	$16,844	14%	$1,741	10%
Professional services	8,659	10	8,471	7	188	2
Selling and marketing	710	1	904	1	(194)	(21)
Occupancy and equipment	5,289	6	4,843	4	446	9
Depreciation and amortization	4,552	5	4,529	4	23	1
Other	811	1	907	1	(96)	(11)
Total operating expenses	$38,606	46%	$36,498	31%	$2,108	6%
Compensation and benefits.    Compensation and benefits increased by $1.7 million, or 10%, from $16.8 million for the three months ended June 30, 2020 to $18.6 million for the three months ended June 30, 2021. This primarily resulted from a reduction in our 2020 short-term incentive compensation accrual during the second quarter of 2020 as a result of an operating expense reduction plan we implemented in the second and third quarters of 2020 in response to the pandemic.
Professional services.     Professional services increased by $0.2 million, or 2%, from $8.5 million for the three months ended June 30, 2020 to $8.7 million for the three months ended June 30, 2021 due to increased legal expenses, partially offset by decreased board stock-based compensation expense due to the departure of a board member in July 2020.

Selling and marketing.    Selling and marketing decreased by $0.2 million, or 21%, from $0.9 million for the three months ended June 30, 2020 to $0.7 million for the three months ended June 30, 2021 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.4 million, or 9%, from $4.8 million for the three months ended June 30, 2020 to $5.3 million for the three months ended June 30, 2021 primarily due to increased web hosting expenses, partially offset by decreased rent and license expenses.
Depreciation and amortization.     Depreciation and amortization was $4.5 million for both the three months ended June 30, 2020 and 2021 as our additions to capitalized projects have been relatively flat over the past two years resulting in a consistent depreciation and amortization expense.
Other.    Other operating expenses decreased by $0.1 million, or 11%, from $0.9 million for the three months ended June 30, 2020 to $0.8 million for the three months ended June 30, 2021 primarily due to decreased dues, subscriptions, and supplies, partially offset by an increase in travel, meals and entertainment expenses.
Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$8,567	10%	$12,177	10%	$(3,610)	(30)%
Net interest expense decreased 30% during the three months ended June 30, 2021 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the second quarter of 2021 decreased $118 million from the second quarter of 2020 due to debt paydowns associated with a decrease in the loan portfolio due to COVID-19, as well as the maturity of one of our term notes. This year-over-year reduction resulted in a decrease in interest expense of approximately $2.9 million. In addition, our average effective interest rate on notes payable outstanding has decreased from 10.6% for the three months ended June 30, 2020 to 10.0% for the three months ended June 30, 2021, resulting in a decrease in interest expense of approximately $0.7 million.
The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020
VPC Facility
Average facility balance during the period	$74,754	$157,715
Net interest expense	1,854	4,276
Effective cost of funds	10.0%	10.9%

ESPV Facility
Average facility balance during the period	$159,600	$202,357
Net interest expense	4,060	5,239
Effective cost of funds	10.2%	10.4%

EF SPV Facility
Average facility balance during the period	$77,492	101,742
Net interest expense	1,850	2,662
Effective cost of funds	9.6%	10.5%

EC SPV Facility
Average facility balance during the period	$31,923	$—
Net interest expense	803	—
Effective cost of funds	10.1%	—%

Non-operating income (loss)
For the three months ended June 30, 2020, we accrued a $1.4 million estimated indemnification obligation related to a legal matter for a former executive of the Company. As of March 31, 2021, the indemnification obligation was paid and no further accrual remains. For the three months ended June 30, 2021, we received a partial recovery of the indemnification obligation paid, resulting in non-operating income of $0.5 million.
Income tax expense

	Three Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense	$228	—%	$8,373	8%	$(8,145)	(97)%
Our income tax expense decreased $8.1 million, from $8.4 million for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021. Our effective tax rates for continuing operations for the three months ended June 30, 2021 and 2020, including discrete items of $0.3 million and $1.2 million, respectively, were (8.1%) and 34.2%, respectively. Our effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities and true-up of our effective tax rate (excluding discrete items) used in the first quarter of 2021 from 21% to 24%. Our cash effective tax rate was approximately 2.1% for the second quarter of 2021.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) for the three months ended June 30, 2020 consists of an investment loss of $27.3 million, UK operating losses of $3.2 million and other liability accruals of $1.2 million, partially offset by an income tax benefit of $24.2 million.
Net income (loss)

	Three Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$(3,045)	(4)%	$8,553	7%	$(11,598)	136%
Our net income (loss) decreased $11.6 million or 136% from $8.6 million net income for the three months ended June 30, 2020 to a $3.0 million net loss for the three months ended June 30, 2021 resulting from increased loan loss provision associated with increased loan originations and increased direct marketing expense on new customer acquisitions as our loan portfolio returns to growth mode.

Comparison of the six months ended June 30, 2021 and 2020
Revenues

	Six Months Ended June 30,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$172,937	99%	$279,882	100%	$(106,945)	(38)%
Other	1,336	1	576	—	760	132
Revenues	$174,273	100%	$280,458	100%	$(106,185)	(38)%
Revenues decreased by $106.2 million, or 38%, from $280.5 million for the six months ended June 30, 2020 to $174.3 million for the six months ended June 30, 2021. Both Rise and Elastic products had decreased total revenue in the first six months of 2021 compared to the first six months of 2020.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Six Months Ended June 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$211,115	$140,309	$15,941	$367,365
Effective APR	100%	95%	30%	95%
Finance charges	$104,576	$65,988	$2,373	$172,937
Other	261	161	914	1,336
Total revenue	$104,837	$66,149	$3,287	$174,273

	Six Months Ended June 30, 2020
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$306,581	$212,457	$5,894	$524,932
Effective APR	117%	95%	30%	107%
Finance charges	$179,038	$99,952	$892	$279,882
Other	108	176	292	576
Total revenue	$179,146	$100,128	$1,184	$280,458
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
Our average combined loans receivable principal decreased $158 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease in average balance is primarily due to reductions in the Rise and Elastic loan origination volume due to the impacts of the COVID-19 pandemic and substantial government assistance to our customers. The decrease in average balances accounted for approximately $80 million of the reduction in revenue for the period. For the six months ended June 30, 2021 and 2020, the average effective APR for the portfolio was 95% and 107%, respectively. This reduction in the effective APR is due to the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic coupled with reduced new customer loan originations which generally have a higher effective APR. The lower effective APR accounted for approximately $26 million of the reduction in revenue for the period. The overall effective APR of the loan portfolio will continue to slightly decline as more loans are originated at near-prime rates, such as the Today Card.

Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Provision for loan losses	$48,195	28%	$120,052	43%	$(71,857)	(60)%
Direct marketing costs	14,947	9	11,313	4	3,634	32
Other cost of sales	4,952	3	4,277	2	675	16
Total cost of sales	$68,094	39%	$135,642	48%	$(67,548)	(50)%
Provision for loan losses.    Provision for loan losses decreased by $71.9 million, or 60%, from $120.1 million for the six months ended June 30, 2020 to $48.2 million for the six months ended June 30, 2021.
The tables below break out these changes by loan product:

	Six Months Ended June 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(42,023)	(13,374)	(1,556)	(56,953)
Provision for loan losses	36,154	10,545	1,496	48,195
Ending balance	$28,099	$10,372	$1,850	$40,321
Combined loans receivable(1)(2)	$244,389	$152,605	$21,487	$418,481
Combined loan loss reserve as a percentage of ending combined loans receivable	11%	7%	9%	10%
Net charge-offs as a percentage of revenues	40%	20%	47%	33%
Provision for loan losses as a percentage of revenues	34%	16%	46%	28%

	Six Months Ended June 30, 2020
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$52,099	$28,852	$1,041	$81,992
Net charge-offs	(93,061)	(47,324)	(1,065)	(141,450)
Provision for loan losses	81,576	37,076	1,400	120,052
Ending balance	$40,614	$18,604	$1,376	$60,594
Combined loans receivable(1)(2)	$260,384	$171,196	$8,304	$439,884
Combined loan loss reserve as a percentage of ending combined loans receivable	16%	11%	17%	14%
Net charge-offs as a percentage of revenues	52%	47%	90%	50%
Provision for loan losses as a percentage of revenues	46%	37%	118%	43%
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

Total loan loss provision for the six months ended June 30, 2021 was 28% of revenues, which was below our targeted range of 45% to 55%, and lower than the 43% for the six months ended June 30, 2020. For the six months ended June 30, 2021, net charge-offs as a percentage of revenues decreased to 33% compared to 50% in the prior year period. We continue to monitor the portfolio during this economic crisis resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. In the near-term, we expect that net charge-offs as a percentage of revenues will continue to trend lower than our targeted range of 45% to 55% of revenue. In the long-term (as the economy reopens post-COVID-19), we expect to manage our total loan loss provision as a percentage of revenues to continue to remain within our targeted range as our loan portfolio continues to grow.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% and 14% as of June 30, 2021 and June 30, 2020, respectively. This year-over-year decrease reflects the continued strong credit performance of the portfolio. Past due loan balances at June 30, 2021 were 7% of total combined loans receivable - principal, up from 5% from a year ago but have remained relatively flat over the past year, which is attributable to the COVID-19 payment flexibility tools. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program as evidenced by our low delinquency rate at June 30, 2021 which has remained relatively flat over the past year. We anticipate the combined loan loss reserve as a percentage of combined loans receivable will move toward historic norms as we continue to grow our loan portfolio.
Direct marketing costs.    Direct marketing costs increased by $3.6 million, or 32%, from $11.3 million for the six months ended June 30, 2020 to $14.9 million for the six months ended June 30, 2021. We had limited marketing activities and new loan origination volume in the second quarter of 2020 in the immediate response to the COVID-19 pandemic. We have seen a return to more normalized new customer acquisition in all three loan products in the second quarter as the economy continues to recover from the COVID-19 pandemic and demand for our loan products returns. For the six months ended June 30, 2021, the number of new customers acquired increased to 52,876 compared to 38,565 during the six months ended June 30, 2020. We anticipate our direct marketing costs will continue to increase in the future as demand for our products continues to grow during the remainder of the year. Our CAC was lower for the six months ended June 30, 2021 at $283 as compared to the six months ended June 30, 2020 at $293, with the second quarter of 2020 not reflective of our historical CAC due to the significant reduction in marketing activity and new loan originations due to the COVID-19 pandemic. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by $0.7 million, or 16%, from $4.3 million for the six months ended June 30, 2020 to $5.0 million for the six months ended June 30, 2021 primarily due to increased data verification costs resulting from increased loan origination volume, partially offset by decreased program expenses.
Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$37,593	22%	$40,318	14%	$(2,725)	(7)%
Professional services	15,738	9	16,397	6	(659)	(4)
Selling and marketing	1,243	1	1,858	1	(615)	(33)
Occupancy and equipment	10,245	6	9,479	3	766	8
Depreciation and amortization	9,795	6	8,825	3	970	11
Other	1,586	1	1,978	1	(392)	(20)
Total operating expenses	$76,200	44%	$78,855	28%	$(2,655)	(3)%
Compensation and benefits.    Compensation and benefits decreased by $2.7 million, or 7%, from $40.3 million for the six months ended June 30, 2020 to $37.6 million for the six months ended June 30, 2021. This primarily resulted from a reduction in our 2020 short-term incentive compensation accrual during the second quarter of 2020 as a result of an operating expense reduction plan we implemented in the second and third quarters of 2020 in response to the pandemic.

Professional services.     Professional services decreased by $0.7 million, or 4%, from $16.4 million for the six months ended June 30, 2020 to $15.7 million for the six months ended June 30, 2021 due to decreased board stock-based compensation expense due to the departure of a board member in July 2020, and other outside services, partially offset by increased legal expenses.
Selling and marketing.    Selling and marketing decreased by $0.6 million, or 33%, from $1.9 million for the six months ended June 30, 2020 to $1.2 million for the six months ended June 30, 2021 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.8 million, or 8%, from $9.5 million for the six months ended June 30, 2020 to $10.2 million for the six months ended June 30, 2021 primarily due to increased web hosting expense, partially offset by a decrease in additional licenses expense.
Depreciation and amortization.     Depreciation and amortization increased by $1.0 million, or 11%, from $8.8 million for the six months ended June 30, 2020 to $9.8 million for the six months ended June 30, 2021 primarily due to the acceleration of a board member's non-compete agreement of $0.6 million with relatively flat depreciation expense between the two years.
Other.    Other operating expenses decreased by $0.4 million, or 20%, from $2.0 million for the six months ended June 30, 2020 to $1.6 million for the six months ended June 30, 2021 primarily due to decreased travel, meals and entertainment expenses.

Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$17,353	10%	$25,833	9%	$(8,480)	(33)%

Net interest expense decreased 33% during the six months ended June 30, 2021 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first six months of 2021 decreased $147.4 million from the first six months of 2020 due to debt paydowns associated with a decrease in the loan portfolio due to COVID-19, as well as the maturity of one of our term notes. This year-over-year reduction resulted in a decrease in interest expense of approximately $7.4 million. In addition, our average effective interest rate on notes payable outstanding has decreased from 10.5% for the six months ended June 30, 2020 to 10.1% for the six months ended June 30, 2021, resulting in a decrease in interest expense of approximately $1.1 million.

The following table shows the effective cost of funds of each debt facility for the period:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
VPC Facility
Average facility balance during the period	$81,717	$176,896
Net interest expense	4,133	9,488
Effective cost of funds	10.2%	10.8%

ESPV Facility
Average facility balance during the period	$160,261	$213,643
Net interest expense	8,109	11,045
Effective cost of funds	10.2%	10.4%

EF SPV Facility
Average facility balance during the period	$76,464	104,585
Net interest expense	3,633	5,300
Effective cost of funds	9.6%	10.2%

EC SPV Facility
Average facility balance during the period	$29,254	$—
Net interest expense	1,468	—
Effective cost of funds	10.1%	—%
In July 2020, we entered into a new facility, the EC SPV Facility. As of June 30, 2021, we have drawn $35 million on the EC SPV facility. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, we qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV and EC SPV facilities effective January 1, 2021.
Non-operating income (loss)
As of June 30, 2020, we had accrued a $5.7 million estimated indemnification obligation related to a legal matter for a former executive of the Company. As of June 30, 2021, the indemnification obligation was paid and no further accrual remains. For the six months ended June 30, 2021, we received a partial recovery of an indemnification payment we made related to a lawsuit for $0.5 million and also recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by an impairment loss related to a subleased asset of $0.7 million, resulting in non-operating income of $0.7 million
Income tax expense

	Six Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense	$3,672	2%	$10,428	4%	$(6,756)	(65)%

Our income tax expense decreased $6.8 million, from $10.4 million for the six months ended June 30, 2020 to $3.7 million for the six months ended June 30, 2021. Our effective tax rates for continuing operations for the six months ended June 30, 2021 and 2020, including discrete tax expense items of $0.3 million and $1.2 million, respectively, were 27.5% and 30.3%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities. Our cash effective tax rate was approximately 2.1% for the first six months of 2021.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) consists of an investment loss of $27.3 million, UK operating losses of $6.8 million for the first six months of 2020, and a goodwill impairment loss of $9.3 million and other liability accruals of $1.2 million, partially offset by an income tax benefit of $24.2 million.

Net income

	Six Months Ended June 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income	$9,671	6%	$3,642	1%	$6,029	166%
Our net income of $9.7 million for the six months ended June 30, 2021 was up $6.0 million from the six months ended June 30, 2020 due to eliminating the discontinued operations of the UK which resulted in a loss of $20.4 million in 2020 and offset by a decrease in net income from continuing operations of $14.3 million resulting from loan loss provision associated with increased loan originations and increased direct marketing expense on new customer acquisition.
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $110 million as of June 30, 2021 compared to cash and cash equivalents available of $201 million as of December 31, 2020, a decrease of $91 million, primarily due to debt payments. Our principal debt payment obligation of $18.1 million was paid off in January 2021 prior to its maturity in February 2021, and there are no additional required principal payments on our outstanding debt until January 2024. Throughout the first and second quarter, we have made additional net paydowns on the debt facilities of approximately $70 million. As we are experiencing increased demand for the loan products resulting in increased origination volume, we are drawing down on our available debt facilities to fund the loan portfolio growth. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. We are continuing to assess minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital and our credit facility with VPC to fund the loans we make to our customers.
Stock Repurchase Program
At June 30, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024, inclusive of a $25 million increase to the plan authorized by the Board of Directors in January 2021. During the second quarter of 2021, we purchased 2.3 million common shares, roughly 7% of common shares outstanding at the beginning of the quarter, for a total of $8.0 million or $3.40 weighted average cost per share under our previously approved common stock repurchase program with $13.1 million available for further repurchases. As of June 30, 2021, we had repurchased approximately 28% of all common shares issued and outstanding since August 2019 under this common stock repurchase program.
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

The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At June 30, 2021, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled under the VPC Facility until the maturity date of the US Term Note. In January 2021, we paid down approximately $21 million, or 20%, of the current outstanding debt on the VPC Facility under the revolving feature noted above. The remaining outstanding debt on the US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of June 30, 2021.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. The interest rate at December 31, 2020 was 15.73%. In January 2021, we paid off this term note prior to its maturity on February 1, 2021.
ESPV Facility
ESPV Facility Term Note
The ESPV Facility has a maximum borrowing amount of $350 million to be used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At June 30, 2021, the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.72%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $40 million, or 20%, of the current outstanding debt balance on the ESPV Facility under the revolving feature. The remaining outstanding debt on the ESPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the ESPV facility as of June 30, 2021.

EF SPV Facility
EF SPV Facility Term Note
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) to be used to purchase Rise installment loan participations from a third-party bank, FinWise Bank. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at June 30, 2021 was 2.29% and the overall interest rate was 9.29%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $19 million, or 20%, of the current outstanding debt balance on the EF SPV Facility under the revolving feature. The remaining outstanding debt on the EF SPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the EF SPV facility as of June 30, 2021.
EC SPV Facility
EC SPV Facility Term Note
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase Rise installment loan participations from a third-party bank, Capital Community Bank. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at June 30, 2021 was 2.73% and the overall interest rate was 9.73%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All of our assets and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for us such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. We were in compliance with all covenants related to the EC SPV facility as of June 30, 2021.
Outstanding Notes Payable
The outstanding balances of notes payable as of June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$68,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	159,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	89,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	35,000	25,000
Total	$353,000	$440,550

The change in the facility balances includes the following:
•US Term Note - Paydowns of $25.9 million and $10 million in the first and second quarter of 2021, respectively;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021 and a draw of $15 million in the second quarter of 2021; and
•EC SPV Term Note - Draws of $5 million and $5 million in the first and second quarter of 2021, respectively .
The following table presents the future debt maturities as of June 30, 2021:

Year (dollars in thousands)	June 30, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	353,000
2025	—
Thereafter	—
Total	$353,000
Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$105,782	$167,735
Restricted cash	3,862	2,135
Loans receivable, net	378,142	373,024
Cash provided by (used in):
Operating activities - continuing operations	66,687	131,244
Investing activities - continuing operations	(51,344)	61,077
Financing activities - continuing operations	(106,817)	(95,901)
Our cash and cash equivalents at June 30, 2021 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $66.7 million in cash from our operating activities-continuing operations for the six months ended June 30, 2021. This was down $64.5 million from the $131.2 million of cash provided by operating activities-continuing operations during the six months ended June 30, 2020 due to a decrease in revenues realized for the six months ended June 30, 2021 resulting from a smaller loan portfolio and lower effective APR as compared to the prior year.

Net cash provided by (used in) investing activities
For the six months ended June 30, 2021 and 2020, cash provided by (used in) investing activities-continuing operations was $(51.3) million and $61.1 million, respectively. The decrease was primarily due to an increase in net loans issued to customers and a growing loan portfolio compared to a declining loan portfolio year over year. The following table summarizes cash used in investing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash provided by (used in) investing activities - continuing operations
Net loans issued to consumers, less repayments	$(42,905)	$72,621
Participation premium paid	(2,126)	(2,036)
Purchases of property and equipment	(7,563)	(9,508)
Proceeds from sale of intangible assets	1,250	—
	$(51,344)	$61,077
Net cash used in financing activities
Cash flows from financing activities-continuing operations primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the six months ended June 30, 2021 and 2020, cash used in financing activities was $106.8 million and $95.9 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash used in financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$25,000	$6,500
Payments on Notes payable	(112,550)	(94,000)
Debt issuance costs paid	—	(108)
Common stock repurchased	(18,767)	(8,030)
Proceeds from stock option exercises	480	381
Taxes paid related to net share settlement	(980)	(644)
	$(106,817)	$(95,901)
The increase in cash used in financing activities-continuing operations for the six months ended June 30, 2021 versus the comparable period of 2020 was primarily due to increased repurchases of common stock.
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

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities	$66,687	$131,244
Adjustments:
Net charge-offs – combined principal loans	(41,745)	(108,532)
Capital expenditures	(7,563)	(9,508)
FCF	$17,379	$13,204
Our FCF was $17.4 million for the first six months of 2021 compared to $13.2 million for the comparable prior year period. While our net cash provided by continuing operating activities decreased by $64.6 million, this was offset by a similar decrease of $66.8 million in net charge-offs - combined principal loans and a $1.9 million decrease in capital expenditures.

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
RECENT REGULATORY DEVELOPMENTS
The Consumer Financial Protection Bureau (“CFPB”) amended Regulation F, 12 CFR part 1006, which implements the Fair Debt Collection Practices Act (FDCPA), to prescribe Federal rules governing certain activities of debt collectors. The final rule, among other things, clarifies the information that a debt collector must provide to a consumer at the outset of debt collection communications and provides a model notice containing such information, prohibits debt collectors from bringing or threatening to bring a legal action against a consumer to collect a time-barred debt, and requires debt collectors to take certain actions before furnishing information about a consumer’s debt to a consumer reporting agency. The rule is effective on November 30, 2021.
On March 31, the Federal Reserve Board, the CFPB, the Federal Deposit Insurance Corporation ("FDIC"), the National Credit Union Administration ("NCUA") and the Office of the Comptroller of the Currency ("OCC") announced the request for information ("RFI") to gain input from financial institutions, trade associations, consumer groups, and other stakeholders on the growing use of Artificial Intelligence ("AI") by financial institutions. The request seeks comments regarding the use of AI, including machine learning, by financial institutions; appropriate governance, risk management and controls over AI; as well as challenges in developing, adopting and managing AI. The comment period was extended from May 30, 2021 to July 1, 2021 and is now closed.
The California Consumer Privacy Act went into effect Jan. 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ballot initiative passed in November 2020, with the majority of its provisions becoming operative Jan. 1, 2023.
There are bills pending in the California Legislature that would amend the CCPA and/or the CPRA relating to the right to opt out of sales and one change to authorized agent requests. Ongoing implementation of and changes to the CCPA, the CPRA and related requirements will increase costs and create further challenges in the California market.
The CFPB’s Payday, Vehicle Title and Certain High-Cost Installment Loan rule continues to be stayed pursuant to litigation in a Texas federal court. Once the litigation is resolved, it is likely that the CFPB will revisit the rule as currently drafted. However, if the rule is not amended, Elevate is prepared to comply with the rule when it becomes effective.

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
We have no recorded liabilities for US uncertain tax positions at June 30, 2021 and December 31, 2020. Tax periods from fiscal years 2014 to 2019 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.

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
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2021 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at June 30, 2021 was $68.6 million and the balance at December 31, 2020 was $122.6 million. The outstanding balance of our ESPV Facility was $159.6 million and $199.5 million at June 30, 2021 and December 31, 2020, respectively. The outstanding balance of our EF SPV Facility was $89.8 million at June 30, 2021 and the balance at December 31, 2020 was $93.5 million. The outstanding balance of our EC SPV Facility was $35.0 million and $25 million at June 30, 2021 and December 31, 2020, respectively. Based on the average outstanding indebtedness through the six months ended June 30, 2021, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.3 million for the period.

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
In December 2019, the TFI bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate’s spin-off from TFI under the Bankruptcy Code and TUFTA. If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, we believe that we have valid defenses to the claim and intend to vigorously defend against this claim.
Relating to the operations of TFI prior to and immediately after the 2014 spin-off from TFI, on August 14, 2020, a class action lawsuit against Elevate was filed in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities. On October 26, 2020, Elevate filed a motion to dismiss and awaits a ruling on that motion. Elevate views this lawsuit as without merit and intends to vigorously defend its position. We have an accrual for a contingent loss in the amount of $17 million for estimated loss related to the TFLT and class action disputes at June 30, 2021. The accrual is recognized as Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Even when an accrual is recorded, we may be exposed to loss in excess of any amounts accrued. While Elevate can provide no assurances as to the duration or potential outcome of such proceedings, in the event that for either proceeding there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in these matters, Elevate could be obligated to file for bankruptcy.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. Elevate disagrees that it has violated the above referenced laws and regulations and it intends to vigorously defend its position.
In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and Personify Financial have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, as well as the other non-affiliated service providers. The Judge did, however, allow Plaintiff the opportunity to amend its complaint. On June 22, 2021, the Plaintiff filed her Amended Complaint alleging that Elevate or its subsidiary were not service providers to the originating bank, but rather the true lender. On July 20, 2021, Elevate filed its Motion to Dismiss the Amended Complaint. Elevate disagrees that it has violated the Washington Consumer Protection Act and it intends to vigorously defend its position.

On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not yet filed any arbitration demand. In addition, on April 6, 2020, Dahn Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Mr. Le later filed an amended demand, dropping his request for public injunctive relief but adding alleged violations of the Electronic Fund Transfer Act and the Rosenthal Fair Debt Collection Practices Act. Prior to the arbitration hearing, Elevate was successful in dismissing most of Mr. Le's claims, and narrowing the scope of arbitration to only the unconscionability claim. The arbitration hearing concluded on June 1, 2021, and the parties are briefing the matter for a decision by the arbitrator in late summer.
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
In recent years, consumer loans, and in particular the category commonly referred to as “payday loans,” have come under increased regulatory scrutiny that has resulted in increasingly restrictive regulations and legislation that makes offering consumer loans in certain states in the US less profitable or unattractive. On July 7, 2020, the CFPB issued a final rule concerning small dollar lending in order to maintain consumer access to credit and competition in the marketplace. The final rule rescinds the mandatory underwriting provisions of the previously proposed 2017 rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The final rule does not rescind or alter the payments provisions of the 2017 rule. This, and other rules concerning providers of non-prime credit and service providers of non-prime lenders continue to impact the markets open to our products and services.
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the APR of our loans. If individual states or the federal government impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. For example, on January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans, including personal loans, car loans, and auto title loans, as well as open-end lines of credit made under its California Financing Law where the amount of credit is $2,500 or more but less than $10,000. Rise loans originated by Elevate were impacted by this law and as a result, as of January 1, 2020 through the second quarter of 2021, no new Rise loans have been originated in California.

On March 23, 2021, a 36% "all in" APR rate cap on all consumer loans was signed into law in the state of Illinois. The law broadly defines “lender” to include any (i) affiliate or subsidiary of a lender or (ii) person or entity that buys a whole or partial interest in a loan, arranges a loan for a third party or acts as an agent for a third party in making a loan. The definition of “lender” also includes any other person or entity if the Department of Financial and Professional Regulation determines that the person or entity is engaged in a transaction that it is in substance a disguised loan or a subterfuge for the purpose of avoiding this legislation. Federal and state-chartered banks are exempted from the new law. The legislation includes a “no evasion” provision. Any loan made in excess of the "all in" 36% APR is considered null and void. Rise Credit of Illinois will no longer originate loans that are not in compliance with the new law.
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
The case law involving whether an originating lender, on the one hand, or third party vendors, on the other hand, are the “true lenders” of a loan is still developing and courts have come to different conclusions and applied different analyses. The determination of whether a third-party service provider is the “true lender” is significant because third-parties risk having the loans they service becoming subject to a consumer’s state usury limits. A number of federal courts that have opined on the “true lender” issue have looked to who is the lender identified on the borrower’s loan documents and who funds the loan. A number of state courts and at least one federal district court have considered a number of other factors when analyzing whether the originating lender or a third party is the “true lender,” including looking at the economics of the transaction to determine, among other things, who has the predominant economic interest in the loan being made. If we were re-characterized as a “true lender” with respect to any bank or third party we work with, loans could be deemed to be void and unenforceable in some states, the right to collect finance charges could be affected, and we could be subject to fines and penalties from state and federal regulatory agencies as well as claims by borrowers, including class actions by private plaintiffs.
Even if we were not required to change our business practices to comply with potentially applicable state laws and regulations or cease doing business in some states, we could be required to register or obtain lending licenses or other regulatory approvals that could impose a substantial cost on us. If the banks we work with or any other third party were subject to such a lawsuit, they may elect to terminate their relationship with us voluntarily or at the direction of their regulators, and if they lost the lawsuit, they could be forced to modify or terminate the programs.

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
On April 13, 2021, a case was decided in the Northern District of California involving FinWise Bank and its non‑bank service provider, Opportunity Financial, LLC, challenging the validity of loans and business practices associated with a bank partnership program. The plaintiff, a California consumer, alleged that the defendants operated a “rent-a-bank” scheme to issue high-cost loans although the bank was listed as the lender on the loan. The plaintiff claimed the bank was lender in name only, with the service provider marketing the loan, purchasing the loan and then servicing and collecting the loan, which plaintiff alleged were to evade California interest rate restrictions.
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

In addition to true lender challenges, a question regarding the applicability of state usury rates may arise when a loan is sold from a bank to a non-bank entity. In Madden v. Midland Funding, LLC, the Court of Appeals for the Second Circuit held that the federal preemption of state usury laws did not extend to the purchaser of a loan issued by a national bank. In its brief urging the US Supreme Court to deny certiorari, the US Solicitor General, joined by the Office of the Comptroller of the Currency (“OCC”), noted that the Second Circuit (Connecticut, New York and Vermont) analysis was incorrect. On remand, the United States District Court for the Southern District of New York concluded on February 27, 2017 that New York’s state usury law, not Delaware's state usury law, was applicable and that the plaintiff’s claims under the FDCPA and state unfair and deceptive acts and practices could proceed. To that end, the court granted Madden’s motion for class certification. It is unknown whether Madden will be applied outside of the defaulted debt context in which it arose. To the extent that either the holdings in CashCall or Madden were broadened to cover circumstances applicable to our business, or if other ligation on related theories were brought against us and were successful, or we were otherwise found to be the "true lender," we could become subject to state usury limits and state licensing laws, in addition to the state consumer protection laws to which we are already subject, in a greater number of states, loans in such states could be deemed void and unenforceable, and we could be subject to substantial penalties in connection with such loans.
In two New York cases, Petersen, et al. v. Chase Card Funding, LLC et al., Case 1:19-cv-00741-LJV (W.D.N.Y. filed June 6, 2019) and Cohen et al. v. Capital One Funding, LLC et al., No. 19-03479 (E.D.N.Y. filed June 12, 2019), class action status was sought against defendants affiliated with two national banks that acted as special purpose entities in credit card receivables securitization transactions sponsored by the banks. The actions alleged that the defendants’ acquisition, collection and enforcement of the banks’ credit card receivables violated New York usury laws and that the non-bank entities were not entitled to the benefits of federal preemption and must be limited to collecting interest under state usury limits. Both cases were dismissed in September 2020 because both banks held a continuing interest in the loans including retention of the account and the continuing right to change interest rates.
In response to the uncertainty Madden created as to the validity of interest rates of bank-originated loans, both the OCC and FDIC issued final rules to clarify that when a bank sells, assigns or otherwise transfers a loan, the interest permissible prior to the transfer continues to be permissible following the transfer. The OCC final rule was effective on August 3, 2020. The FDIC final rule was effective on August 21, 2020. On July 29, 2020, the attorneys general from California, Illinois and New York filed a lawsuit against the OCC challenging the rule. Then in August 2020, attorneys general from California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina and D.C. sued the FDIC alleging the core of the rule-making "is beyond the FDIC's power to issue, is contrary to statute, and would facilitate predatory lending through sham 'rent-a-bank' partnerships designed to evade state law."
On October 27, 2020, the OCC issued its final rule to remove uncertainty and determine when a national bank or federal savings association makes a loan and is the "true lender" in the context of a partnership between a bank and a third party.The rule specified that a bank makes a loan and is the "true lender" if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) funds the loan. The rule became effective December 29, 2020. However, this rule was rescinded through a Congressional Review Act resolution and on June 30, 2021, President Biden signed the resolution to overturn the rule. The repeal of this rule does not directly impact Elevate, as the banks it works with are state banks which are regulated by the FDIC.
On July 20, 2020, the FDIC announced that is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the efficient and effective adoption of innovative technologies at FDIC-supervised financial institutions. The Request for Information asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." The deadline for comments was September 22, 2020. Further, FDiTech, a new organization within the FDIC, is dedicated to promoting innovative and transformative financial services technologies and exploring how innovation can help expand banking services to unbanked and under-banked consumers.
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

 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
At June 30, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024, inclusive of a $25 million increase to the plan authorized by the Board of Directors in January 2021. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019 and during the year ended December 31, 2020, an additional 7,694,896 shares were repurchased at a total cost of $19.8 million, inclusive of any transactional fees or commissions. The share repurchase program, as amended, provides that up to a maximum aggregate amount of $25 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the vesting of RSUs.
The following table provides information about our common stock repurchases during the quarter ended June 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
April 1, 2021 to April 30, 2021	1,086,242	$2.97	1,048,996	$17,795,954
May 1, 2021 to May 31, 2021	830,409	$3.00	702,476	$15,307,567
June 1, 2021 to June 30, 2021	587,613	$3.81	587,613	$13,070,288
Total	2,504,264	$3.18	2,339,085
(1)During the quarter ended June 30, 2021, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 165,179 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended June 30, 2021.
(2)Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1+#	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.2+#	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.3+#	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.4+#	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
+	Indicates a management contract or compensatory plan.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	August 6, 2021	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Christopher Lutes
Christopher Lutes
Chief Financial Officer (Principal Financial Officer)