Form 10-Q
period 2021-09-30
Elevate Credit, Inc.
filed 2021-11-05
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2021
Common Shares, $0.0004 par value	32,569,391

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

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents*	$79,979	$197,983
Restricted cash*	4,962	3,135
Loans receivable, net of allowance for loan losses of $56,209 and $48,399, respectively*	479,621	374,832
Prepaid expenses and other assets*	13,342	10,060
Operating lease right of use assets	6,234	8,320
Receivable from CSO lenders	—	1,255
Receivable from payment processors*	8,265	6,147
Deferred tax assets, net	24,615	25,958
Property and equipment, net	31,857	34,000
Goodwill, net	6,776	6,776
Intangible assets, net	231	1,133
Total assets	$655,882	$669,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 13)*	$64,543	$52,252
Operating lease liabilities	9,909	11,952
Other taxes payable	382	—
Deferred revenue*	2,914	3,134
Notes payable, net (See Note 5)*	435,818	438,403
Total liabilities	513,566	505,741
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 32,548,437 and 37,954,138 outstanding, respectively	18	18
Additional paid-in capital	204,197	200,433
Treasury stock; at cost; 12,412,001 and 7,006,300 shares of common stock, respectively	(39,096)	(16,492)
Accumulated deficit	(22,803)	(20,101)
Total stockholders’ equity	142,316	163,858
Total liabilities and stockholders’ equity	$655,882	$669,599

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
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenues	$112,835	$94,164	$287,108	$374,622
Cost of sales:
Provision for loan losses	54,903	13,164	103,098	133,216
Direct marketing costs	15,406	2,585	30,353	13,898
Other cost of sales	4,766	1,672	9,718	5,949
Total cost of sales	75,075	17,421	143,169	153,063
Gross profit	37,760	76,743	143,939	221,559
Operating expenses:
Compensation and benefits	20,445	23,921	58,038	64,239
Professional services	8,423	8,236	24,161	24,633
Selling and marketing	1,277	610	2,520	2,468
Occupancy and equipment	5,521	4,717	15,766	14,196
Depreciation and amortization	4,544	4,588	14,339	13,413
Other	656	590	2,242	2,568
Total operating expenses	40,866	42,662	117,066	121,517
Operating income (loss)	(3,106)	34,081	26,873	100,042
Other expense:
Net interest expense (See Note 13)	(9,544)	(11,575)	(26,897)	(37,408)
Non-operating income (loss)	(198)	(1,007)	519	(6,692)
Total other expense	(9,742)	(12,582)	(26,378)	(44,100)
Income (loss) from continuing operations before taxes	(12,848)	21,499	495	55,942
Income tax expense (benefit)	(1,843)	4,883	1,829	15,311
Net income (loss) from continuing operations	(11,005)	16,616	(1,334)	40,631
Net income (loss) from discontinued operations	—	4,465	—	(15,908)
Net income (loss)	$(11,005)	$21,081	$(1,334)	$24,723

Basic earnings per share
Continuing operations	$(0.33)	$0.41	$(0.04)	$0.97
Discontinued operations	—	0.11	—	(0.38)
Basic earnings (loss) per share	$(0.33)	$0.52	$(0.04)	$0.59

Diluted earnings per share
Continuing operations	$(0.33)	$0.41	$(0.04)	$0.95
Discontinued operations	—	0.11	—	(0.37)
Diluted earnings (loss) per share	$(0.33)	$0.52	$(0.04)	$0.58

Basic weighted average shares outstanding	33,786,968	40,230,256	34,841,624	41,856,894
Diluted weighted average shares outstanding	33,786,968	40,762,330	34,841,624	42,624,808
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,005)	$21,081	$(1,334)	$24,723
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 for both the three months ended 2021 and 2020, and $0 and $(14) for the nine months ended 2021 and 2020, respectively	—	—	—	(2,061)
Reclassification of Cumulative translation adjustment to Net loss from discontinued operations	—	—	—	2,334
Reversal of Deferred tax asset associated with Cumulative translation adjustment	—	—	—	(1,369)
Total other comprehensive income (loss), net of tax	—	—	—	(1,096)
Total comprehensive income (loss)	$(11,005)	$21,081	$(1,334)	$23,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2021 and 2020

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2019	—	—	43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489
Share-based compensation -US	—	—	—	—	2,748	—	—	—	—	2,748
Share-based compensation -UK	—	—	—	—	27	—	—	—	—	27
Exercise of stock options, net	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units, net	—	—	28,913	—	(314)	—	—	—	—	(314)
Comprehensive loss:
Foreign currency translation adjustment net of tax of $(14)	—	—	—	—	—	—	—	—	(2,003)	(2,003)
Treasury stock acquired	—	—	(928,386)	—	—	928,386	(4,203)	—	—	(4,203)
Treasury stock reissued for RSUs vesting	—	—	188,961	—	—	(188,961)	830	(830)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	7,922	—	7,922
Net loss from discontinued operations	—	—	—	—	—	—	—	(12,833)	—	(12,833)
Balances at March 31, 2020	—	—	43,000,499	$18	$195,471	1,508,335	$(6,717)	$(40,083)	$(907)	$147,782
Share-based compensation -US	—	—	—	—	2,599	—	—	—	—	2,599
Share-based compensation -UK	—	—	—	—	18	—	—	—	—	18
Vesting of restricted stock units, net	—	—	171,020	—	(253)	—	—	—	—	(253)
ESPP shares issued	—	—	280,584	—	353	—	—	—	—	353
Comprehensive loss:
Foreign currency translation adjustment net of tax of $1,369	—	—	—	—	—	—	—	—	907	907
Treasury stock acquired	—	—	(2,041,193)	—	—	2,041,193	(3,827)	—	—	(3,827)
Treasury stock reissued for RSUs vesting	—	—	596,257	—	—	(596,257)	2,589	(2,589)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	16,093	—	16,093
Net loss from discontinued operations	—	—	—	—	—	—	—	(7,540)	—	(7,540)
Balances at June 30, 2020	—	—	42,007,167	$18	$198,188	2,953,271	$(7,955)	$(34,119)	$—	$156,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at June 30, 2020	—	—	42,007,167	$18	$198,188	2,953,271	$(7,955)	$(34,119)	$—	$156,132
Share-based compensation -US	—	—	—	—	1,166	—	—	—	—	1,166
Vesting of restricted stock units, net	—	—	—	—	(160)	—	—	—	—	(160)
Comprehensive loss:
Treasury stock acquired	—	—	(3,122,680)	—	—	3,122,680	(6,709)	—	—	(6,709)
Treasury stock reissued for RSUs vesting	—	—	198,407	—	—	(198,407)	889	(889)	—	—
Net income from continuing operations	—	—	—	—	—	—	—	16,616	—	16,616
Net income from discontinued operations	—	—	—	—	—	—	—	4,465	—	4,465
Balances at September 30, 2020	—	—	39,082,894	$18	$199,194	5,877,544	$(13,775)	$(13,927)	$—	$171,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$—	$163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	—	(417)
Treasury stock reissued for stock option exercise	—	—	12,500	—	—	(12,500)	73	(46)	—	27
Net income from continuing operations	—	—	—	—	—	—	—	12,716	—	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$—	$166,973
Share-based compensation -US	—	—	—	—	1,787	—	—	—	—	1,787
Treasury stock acquired	—	—	(2,339,085)	—	—	2,339,085	(7,954)	—	—	(7,954)
Treasury stock reissued for RSUs vesting	—	—	532,365	—	(562)	(532,365)	687	(687)	—	(562)
Treasury stock reissued for ESPP purchases	—	—	149,613	—	207	(149,613)	246	—	—	453
Net loss from continuing operations	—	—	—	—	—	—	—	(3,045)	—	(3,045)
Balances at June 30, 2021	—	—	33,997,881	$18	$203,050	10,962,557	$(33,632)	$(11,784)	$—	$157,652
Share-based compensation -US	—	—	—	—	1,559	—	—	—	—	1,559
Treasury stock acquired	—	—	(1,566,474)	—	—	1,566,474	(5,686)	—	—	(5,686)
Treasury stock reissued for RSUs vesting	—	—	117,030	—	(412)	(117,030)	222	(14)	—	(204)
Net loss from continuing operations	—	—	—	—	—	—	—	(11,005)	—	(11,005)
Balances at September 30, 2021	—	—	32,548,437	$18	$204,197	12,412,001	$(39,096)	$(22,803)	$—	$142,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,334)	$24,723
Less: Net loss from discontinued operations, net of tax	—	15,908
Net income (loss) from continuing operations	(1,334)	40,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,339	13,413
Provision for loan losses	103,098	133,216
Share-based compensation	4,948	6,513
Amortization of debt issuance costs	540	515
Amortization of loan premium	3,283	3,734
Amortization of operating leases	(590)	(378)
Deferred income tax expense, net	1,343	14,178
Non-operating (gain) loss	(519)	6,692
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,282)	(3,305)
Income taxes payable	382	1,156
Receivables from payment processors	(2,118)	3,470
Receivables from CSO lenders	1,255	3,436
Interest receivable	(22,982)	(30,417)
State and other taxes payable	—	(91)
Deferred revenue	(176)	(5,558)
Accounts payable and accrued liabilities	13,379	(9,500)
Net cash provided by continuing operating activities	111,566	177,705
Net cash provided by discontinued operating activities	—	1,286
Net cash provided by operating activities	111,566	178,991
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(656,404)	(419,472)
Principal collections and recoveries on loans receivable	471,615	514,316
Participation premium paid	(4,020)	(2,823)
Purchases of property and equipment	(11,903)	(12,867)
Proceeds from sale of intangible assets	1,250	—
Net cash provided by (used in) continuing investing activities	(199,462)	79,154
Net cash provided by discontinued investing activities	—	9,457
Net cash provided by (used in) investing activities	(199,462)	88,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$109,500	$6,500
Payments of notes payable	(112,550)	(94,000)
Debt issuance costs paid	(75)	(253)
ESPP shares issued	453	354
Common stock repurchased	(24,453)	(14,739)
Proceeds from stock option exercises	27	27
Taxes paid related to net share settlement of equity awards	(1,183)	(804)
Net cash used in continuing financing activities	(28,281)	(102,915)
Net cash used in discontinued financing activities	—	(16,310)
Net cash used in financing activities	(28,281)	(119,225)
Net increase (decrease) in cash, cash equivalents and restricted cash	(116,177)	148,377
Change in cash, cash equivalents and restricted cash from discontinued operations	—	5,567
Change in cash, cash equivalents and restricted cash from continuing operations	(116,177)	153,944

Cash and cash equivalents, beginning of period	197,983	71,215
Restricted cash, beginning of period	3,135	2,235
Cash, cash equivalents and restricted cash, beginning of period	201,118	73,450

Cash and cash equivalents, end of period	79,979	224,259
Restricted cash, end of period	4,962	3,135
Cash, cash equivalents and restricted cash, end of period	$84,941	$227,394

Supplemental cash flow information:
Interest paid	$26,939	$36,979
Taxes paid	$148	$397

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$38	$684
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$6	$42
Annual membership fee included in Deferred revenues and Loans receivable	$—	$108
Reissuances of Treasury stock	$1,530	$4,308
Impact of deferred tax asset included in Other comprehensive income	$—	$1,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 26, 2021. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Reclassification of Accumulated Other Comprehensive Income to Net Income (Loss) from Discontinued Operations
For the nine months ended September 30, 2020, the Company reclassified a $2.3 million net loss from cumulative translation adjustments within Accumulated other comprehensive income to Net income (loss) from discontinued operations as part of the Company's loss on disposal related to the placement of ECIL into administration. In addition, a $1.4 million deferred tax benefit was reclassified to remove the associated deferred tax asset as part of this transaction.
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
For the three and nine months ended September 30, 2021 and 2020

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
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects, and in accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30 to 60 days, and generally up to a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. In the third quarter of 2021, the Company no longer offered specific COVID-19 payment assistance programs, but continues to offer other payment flexibility programs if certain qualifications are met. The finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan as adjusted for the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
For the three and nine months ended September 30, 2021 and 2020

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
On March 22, 2020, federal and state banking regulators issued a joint statement on working with customers affected by COVID-19 (the "Interagency Statement"). The Interagency Statement includes guidance on accounting for loan modifications. In accordance with the Interagency Statement, the Company, and the bank originators the Company supports, have elected to not recognize modified loans as TDRs if the borrower was both: 1) not more than 30 days past due as of March 1, 2020 (or at the requested modification date if originated on or after March 1, 2020); and 2) the modification stems from the effects of the COVID-19 outbreak. The modifications offered by the Company to borrowers that meet both qualifications may include short-term payment deferrals less than six months, interest or fee waivers, extensions of payment terms or delays in payment that are insignificant. If the borrower was not current at March 1, 2020, the Company offers similar modifications that are considered TDRs. This election is applicable from March 1, 2020 until the earlier of 60 days following the date the COVID-19 national emergency comes to an end or January 1, 2022. Effective July 1, 2021, the Company no longer offers specific COVID-19 payment assistance programs and no longer applies the TDR relief provision provided by the Interagency Statement. The Company, along with the bank originators it supports, continues to offer other payment flexibility programs if certain qualifications are met and will apply the TDR guidelines previously established.
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
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment. In January 2021 and September 2021, certain assets were determined to be impaired in relation to subleases of facility space.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

(Dollars in thousands)	September 30, 2021	December 31, 2020
Property and equipment, gross	$127,731	$116,748
Accumulated depreciation and amortization	(95,874)	(82,748)
Property and equipment, net	$31,857	$34,000
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the recent global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The Company completed its annual test as of October 1, 2020 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of September 30, 2021.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right of use (“ROU”) assets and Operating lease liabilities on its Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include initial direct costs incurred and excludes any lease payments made and lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components. The lease and non-lease components are accounted for as a single lease component. In accordance with ASC 360-10-35, Property, Plant & Equipment— Subsequent Measurement, the Company evaluates its ROU assets along with its Property and equipment, net for impairment annually and between annual tests as needed based on changes in circumstances or other triggering events. During the first and third quarters of 2021, the Company entered into subleases for facility space, triggering impairment assessments. The Company determined both of the asset groups with the subleased ROU assets and related LHI were impaired. Total impairment losses for the asset groups of $198 thousand and $940 thousand for the three and nine months ended September 30, 2021, respectively, are included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

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
Recently Adopted Accounting Standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The purpose of ASU 2018-15 is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company elected to adopt this ASU prospectively as of January 1, 2020 and has implemented a control structure to identify cloud computing arrangements for appropriate accounting treatment similar to its procedures for right of use assets. At September 30, 2021 and December 31, 2020, the Company had net capitalized implementation costs associated with cloud computing arrangements of $2.6 million and $1.0 million, respectively, included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company recognized $215.5 thousand and $365.4 thousand in amortization expense, respectively, within Occupancy and equipment in the Condensed Consolidated Statements of Operations. Amortization expense recognized in 2020 was immaterial. At adoption, ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
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
For the three and nine months ended September 30, 2021 and 2020

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is eligible for the deferral period for ASU 2016-13. The Company has developed a project plan and engaged a consultant to assist with the implementation of ASU 2016-13. The Company is assessing the potential impact of earlier adoption of ASU 2016-13 on the Company's condensed consolidated financial statements and expects this adoption to have a material impact to the financial statements.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2021 and 2020.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The computation of earnings per share was as follows for three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(11,005)	$16,616	$(1,334)	$40,631
Net income (loss) from discontinued operations	—	4,465	—	(15,908)
Net income (loss)	$(11,005)	$21,081	$(1,334)	$24,723

Denominator (basic):
Basic weighted average number of shares outstanding	33,786,968	40,230,256	34,841,624	41,856,894

Denominator (diluted):
Basic weighted average number of shares outstanding	33,786,968	40,230,256	34,841,624	41,856,894
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	532,074	—	767,914
Diluted weighted average number of shares outstanding	33,786,968	40,762,330	34,841,624	42,624,808

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.33)	$0.41	$(0.04)	$0.97
Discontinued operations	—	0.11	—	(0.38)
Basic earnings (loss) per share	$(0.33)	$0.52	$(0.04)	$0.59

Continuing operations	$(0.33)	$0.41	$(0.04)	$0.95
Discontinued operations	—	0.11	—	(0.37)
Diluted earnings (loss) per share	$(0.33)	$0.52	$(0.04)	$0.58
For the three months ended September 30, 2021 and 2020, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•859,024 and 2,136,079 common shares issuable upon exercise of the Company's stock options; and
•2,622,009 and 2,300,612 common shares issuable upon vesting of the Company's RSUs.
For the nine months ended September 30, 2021 and 2020, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•878,574 and 1,499,488 common shares issuable upon exercise of the Company's stock options; and
•2,862,857 and 2,713,045 common shares issuable upon vesting of the Company's RSUs.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Finance charges	$69,731	$54,348	$173,707	$222,078
Lines of credit fees	41,743	36,758	110,103	137,603
CSO fees	6	2,822	607	14,129
Other	1,355	236	2,691	812
Total revenues	$112,835	$94,164	$287,108	$374,622
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
The following reflects the credit quality of the Company’s loans receivable as of September 30, 2021 and December 31, 2020 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, had also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Under the COVID-19 payment flexibility programs, customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. The COVID-19-specific payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. The Company, along with the bank originators it supports, continues to offer other payment flexibility programs if certain qualifications are met. As of September 30, 2021, 2.6% of customers that had loan balances outstanding have been provided relief through a payment deferral program for a total of $13.1 million in loans with deferred payments. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2021.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of September 30, 2021 and December 31, 2020 have been charged off.

	September 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$268,199	$180,664	$30,785	$479,648
Past due loans	37,621	11,845	4,357	53,823
Total loans receivable	305,820	192,509	35,142	533,471
Net unamortized loan premium	409	1,950	—	2,359
Less: Allowance for loan losses	(40,188)	(13,141)	(2,880)	(56,209)
Loans receivable, net	$266,041	$181,318	$32,262	$479,621

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$222,937	$154,950	$12,954	$390,841
Past due loans	22,383	6,926	1,564	30,873
Total loans receivable	245,320	161,876	14,518	421,714
Net unamortized loan premium	239	1,278	—	1,517
Less: Allowance for loan losses	(33,288)	(13,201)	(1,910)	(48,399)
Loans receivable, net	$212,271	$149,953	$12,608	$374,832
Total loans receivable includes approximately $12.3 million and $19.2 million of loans in a non-accrual status at September 30, 2021 and December 31, 2020, respectively.
Additionally, total loans receivable includes approximately $23.0 million and $25.3 million of interest receivable at September 30, 2021 and December 31, 2020, respectively. The carrying value for Loans receivable, net of the allowance for loan losses approximates the fair value due to the short-term nature of the loans receivable.
The changes in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$28,099	$10,372	$1,850	$40,321
Provision for loan losses	42,299	10,832	1,772	54,903
Charge-offs	(34,986)	(8,745)	(785)	(44,516)
Recoveries of prior charge-offs	4,776	682	43	5,501
Total	40,188	13,141	2,880	56,209
Accrual for CSO lender owned loans	—	—	—	—
Balance end of period	$40,188	$13,141	$2,880	$56,209

	Three Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$40,614	$18,604	$1,376	$60,594
Provision for loan losses	9,039	3,531	594	13,164
Charge-offs	(18,059)	(7,471)	(388)	(25,918)
Recoveries of prior charge-offs	2,723	751	16	3,490
Total	34,317	15,415	1,598	51,330
Accrual for CSO lender owned loans	(1,421)	—	—	(1,421)
Balance end of period	$32,896	$15,415	$1,598	$49,909

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$33,968	$13,201	$1,910	$49,079
Provision for loan losses	78,453	21,377	3,268	103,098
Charge-offs	(81,261)	(23,658)	(2,404)	(107,323)
Recoveries of prior charge-offs	9,028	2,221	106	11,355
Total	40,188	13,141	2,880	56,209
Accrual for CSO lender owned loans	—	—	—	—
Balance end of period	$40,188	$13,141	$2,880	$56,209

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$52,099	$28,852	$1,041	$81,992
Provision for loan losses	90,615	40,607	1,994	133,216
Charge-offs	(120,189)	(59,025)	(1,503)	(180,717)
Recoveries of prior charge-offs	11,792	4,981	66	16,839
Total	34,317	15,415	1,598	51,330
Accrual for CSO lender owned loans	(1,421)	—	—	(1,421)
Balance end of period	$32,896	$15,415	$1,598	$49,909

As of December 31, 2020, estimated losses of approximately $0.7 million for the CSO owned loans receivable guaranteed by the Company of approximately $2.2 million were initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. At September 30, 2021, the CSO owned portfolio has been liquidated and no guarantee obligation associated with this portfolio exists.
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
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Outstanding recorded investment before TDR	$2,499	$467	$9,931	$7,619
Outstanding recorded investment after TDR	2,261	461	9,466	7,255
Total principal and interest forgiveness included in charge-offs within the Allowance for loan losses	$238	$6	$465	$364
A loan that has been classified as a TDR remains classified as a TDR until it is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Average outstanding recorded investment(1)	$14,206	$10,382	$19,109	$13,330
Interest income recognized	$1,655	$1,503	$6,685	$7,755
1. Simple average as of September 30, 2021 and 2020, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The table below presents the Company's loans modified as TDRs as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	2021	2020
Current outstanding investment	$8,256	$21,261
Delinquent outstanding investment	3,168	5,532
Outstanding recorded investment	11,424	26,793
Less: Impairment included in Allowance for loan losses	(3,361)	(7,533)
Outstanding recorded investment, net of impairment	$8,063	$19,260
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were loan restructurings accounted for as TDRs that subsequently defaulted of approximately $5.7 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $17.5 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had commitments to lend additional funds of approximately $5.3 million to customers with available and unfunded lines of credit as of September 30, 2021.

NOTE 4—VARIABLE INTEREST ENTITIES
The Company is involved with four entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV, Ltd. and one Credit Services Organization ("CSO") lender. The CSO portfolio wind-down was completed in the third quarter of 2021 and the Company has no further involvement in this VIE as of September 30, 2021. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$20,546	$97,345
Loans receivable, net of allowance for loan losses of $13,141 and $13,202, respectively	181,319	149,951
Prepaid expenses and other assets	11	—
Receivable from payment processors	4,219	3,652
Total assets	$206,095	$250,948
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($8,548 and $23,337, respectively, eliminates upon consolidation)	$14,280	$27,663
Deferred revenue	2,814	2,300
Reserve deposit liability ($15,650 and $23,150, respectively, eliminates upon consolidation)	15,650	23,150
Notes payable, net	173,351	197,835
Total liabilities and shareholder’s equity	$206,095	$250,948
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$16,153	$35,450
Loans receivable, net of allowance for loan losses of $22,173 and $14,342, respectively	126,291	83,869
Prepaid expenses and other assets	3	34
Receivable from payment processors ($352 and $231, respectively, eliminates upon consolidation)	1,553	679
Total assets	$144,000	$120,032
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($375 and $16,459, respectively, eliminates upon consolidation)	$2,263	$17,599
Reserve deposit liability ($8,950 and $8,950, respectively, eliminates upon consolidation)	8,950	8,950
Notes payable, net	132,787	93,483
Total liabilities and shareholder’s equity	$144,000	$120,032
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The following table summarizes the assets and liabilities of the VIE that are included within the Company’s Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$10,996	$9,377
Restricted cash	1,000	1,000
Loans receivable, net of allowance for loan losses of $7,295 and $1,634, respectively	43,926	19,232
Prepaid expenses and other assets	3	11
Receivable from payment processors ($54 and $6, respectively, eliminates upon consolidation)	788	199
Total assets	$56,713	$29,819
LIABILITIES AND SHAREHOLDER’S EQUITY
Accounts payable and accrued liabilities ($976 and $803, respectively, eliminates upon consolidation)	$2,880	$1,541
Reserve deposit liability ($3,500 and $3,500, respectively, eliminates upon consolidation)	3,500	3,500
Notes payable, net	50,333	24,778
Total liabilities and shareholder’s equity	$56,713	$29,819
CSO Lender
The CSO lender was considered a VIE of the Company; however, the Company did not have any ownership interest in the CSO lender, did not exercise control over it, and was not the primary beneficiary, and therefore, did not consolidate the CSO lender’s results with its results. There were no new loan originations in 2021 under the CSO program and the wind-down of this portfolio was completed in the third quarter of 2021.
NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and effective July 31, 2020, the EC SPV Facility. The facilities had the following terms as of September 30, 2021.
VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At September 30, 2021, the weighted average base rate on the outstanding balance was 2.49% and the overall interest rate was 9.49%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2021 and December 31, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

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
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At September 30, 2021, the weighted average base rate on the outstanding balance was 2.57% and the overall interest rate was 9.57%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of September 30, 2021 and December 31, 2020.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at September 30, 2021 was 1.87% and the overall interest rate was 8.87%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of September 30, 2021 and December 31, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

EC SPV Facility
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at September 30, 2021 was 2.20% and the overall interest rate was 9.20%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of September 30, 2021 and December 31, 2020.
VPC, ESPV, EF SPV and EC SPV Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$79,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	174,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	132,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	50,500	25,000
Debt issuance costs	(1,682)	(2,147)
Total	$435,818	$438,403

The change in the facility balances includes the following:
•US Term Note - Paydowns of $25.9 million and $10 million in the first and second quarter of 2021, respectively, and a draw of $11 million in the third quarter of 2021;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021 and a draw of $15 million in the third quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021 and draws of $15 million and $43 million in the second and third quarter of 2021, respectively; and
•EC SPV Term Note - Draws of $5 million, $5 million, and $15.5 million in the first, second, and third quarters of 2021, respectively.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

Future debt maturities as of September 30, 2021 are as follows:

Year (dollars in thousands)	September 30, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	437,500
2025	—
Thereafter	—
Total	$437,500
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than its carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The annual test was completed as of October 1, 2020 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. No events or circumstances occurred between October 2, 2020 and September 30, 2021 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Of the total goodwill balance, approximately $270 thousand is deductible for tax purposes.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

The carrying value of acquired intangible assets as of September 30, 2021 is presented in the table below:

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
With Robert Johnson's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Total amortization expense recognized for the nine months ended September 30, 2021 and 2020 was approximately $602 thousand and $90 thousand, respectively. For the three months ended September 30, 2020, $30 thousand of amortization expense was recognized. As of March 31, 2021, there were no intangible assets subject to amortization with any remaining life.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.
NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of two to five years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of September 30, 2021 and December 31, 2020, net assets recorded under operating leases totaled $6.2 million and $8.3 million, respectively, and net lease liabilities totaled $9.9 million and $12.0 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
The Company entered into two sublease contracts with independent third-parties for facility space related to right-of-use assets in January 2021 and September 2021, respectively. The Company's obligations under the original leases were not relieved. As the sublease income is immaterial, payments received are recognized as an offset to Occupancy and equipment in the Condensed Consolidated Statements of Operations. The signing of the subleases triggered impairment evaluations and the Company determined the related right-of-use assets were impaired. Impairment losses of $549 thousand for the January sublease and $84 thousand for the September sublease were recognized in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

Total gross lease cost for the three and nine months ended September 30, 2021 and 2020, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended September 30,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$766	$808
Short-term lease cost	—	—
Total lease cost	$766	$808

	Nine Months Ended September 30,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$2,301	$2,423
Short-term lease cost	—	—
Total lease cost	$2,301	$2,423

Further information related to leases is as follows:

	Three Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$973	$946
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	2.9 years	3.8 years
Weighted average discount rate	10.23%	10.23%

	Nine Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$2,891	$2,801
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	2.9 years	3.8 years
Weighted average discount rate	10.23%	10.23%

Future minimum lease payments as of September 30, 2021 are as follows:

Year (dollars in thousands)	Operating Leases
2021	$985
2022	3,984
2023	3,486
2024	1,438
2025	1,254
Thereafter	638
Total future minimum lease payments	$11,785
Less: Imputed interest	(1,876)
Operating lease liabilities	$9,909

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended September 30, 2021 and 2020 totaled approximately $1.6 million and $1.2 million, respectively, and $4.9 million and $6.5 million for the nine months ended September 30, 2021 and 2020, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 7,874,404 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2021, the total number of shares available for future grants under the 2016 Plan was 3,527,023 shares.
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
For the nine months ended September 30, 2021, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

A summary of stock option activity as of and for the nine months ended September 30, 2021 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	886,685	$5.94
Granted	—	—
Exercised	(12,500)	2.13
Expired	—	—
Forfeited	(65,000)	4.37
Outstanding at September 30, 2021	809,185	6.13	3.41
Options exercisable at September 30, 2021	809,185	$6.13	3.41
At September 30, 2021, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the nine months ended September 30, 2021 was $30 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the nine months ended September 30, 2021 was $4.26. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2021 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2020	2,924,086	$4.17
Granted	1,853,617	4.26
Vested(1)	(1,135,586)	4.77
Forfeited	(103,924)	4.34
Unvested at September 30, 2021	3,538,193	4.02
Expected to vest at September 30, 2021	2,627,202	$4.03
(1)During the year ended certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 317,100 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities for the nine months ended September 30, 2021.
At September 30, 2021, there was approximately $8.1 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.5 years. During the nine months ended September 30, 2021, the total intrinsic value of RSUs that vested during the period was approximately $4.2 million. As of September 30, 2021, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $10.9 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,196,257 shares authorized and 934,335 reserved for the ESPP. There were 149,613 shares purchased under the ESPP for the nine months ended September 30, 2021. Within share-based compensation expense for the nine months ended September 30, 2021 and 2020, $473 thousand and $460 thousand, respectively, relates to the ESPP. For the three months ended September 30, 2021 and 2020, $132 thousand and $177 thousand, respectively, relates to the ESPP within share-based compensation expense.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2021 and 2020, there were no significant transfers between levels.
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
Financial Assets and Liabilities Not Measured at Fair Value
The Company has evaluated Loans receivable, net of allowance for loan losses, Receivable from payment processors and Accounts payable and accrued liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable, net and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable, net approximates the fair value. The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

NOTE 10—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2021 and 2020 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Current income tax expense:
Federal	$—	$—	$—	$—
State	440	803	486	1,133
Total current income tax expense	440	803	486	1,133

Deferred income tax expense (benefit):
Federal	(5,059)	6,301	(366)	12,658
State	2,776	(2,221)	1,709	1,520
Total deferred income tax expense (benefit)	(2,283)	4,080	1,343	14,178

Total income tax expense (benefit)	$(1,843)	$4,883	$1,829	$15,311
No material penalties or interest related to taxes, other than as described below, were recognized for the three and nine months ended September 30, 2021 and 2020.
The Company’s effective tax rates for continuing operations for the nine months ended September 30, 2021 and 2020, including discrete items, were 369.5% and 27.4%, respectively. For the nine months ended September 30, 2021 the Company’s effective tax rate significantly differed from the standard corporate federal income tax rate of 21% primarily due to the Company's recognition of an uncertain tax position of $1.6 million, net in Income tax expense/(benefit) (see further discussion in the following paragraph). Other differences are due to discrete items, related to stock compensation and return-to-provision estimate adjustments, other permanent non-deductible items and corporate state tax obligations in the states where it has lending activities. For the nine months ended September 30, 2020, the Company's effective tax rate differed from the standard corporate federal income tax rate of 21% primarily due to discrete items, other permanent non-deductible items and corporate state tax obligations in the states where it has lending activities. The Company's cash effective tax rate was approximately 1.5%.
As of September 30, 2021, the gross liability for an uncertain tax position was $1.9 million, exclusive of interest and penalties. Of this amount, $1.5 million would affect the Company’s effective tax rate if realized. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on uncertain tax positions within income tax expense (benefit) in the Condensed Consolidated Statements of Operations. As of September 30, 2021, the Company had accrued $0.1 million for interest and penalties. The liability for the uncertain tax position results from a recent change in tax regulations in the state of Texas that impacted the Company’s previously recognized research and development state tax credits. The Company has no expectation that this liability on the books at September 30, 2021 will be settled in the next 12 months. The Company’s 2016-2020 tax years remain open to income tax audits in Texas at September 30, 2021. There were no uncertain tax positions identified and recognized at September 30, 2020 and December 31, 2020
On March 11, 2021, the American Rescue Plan Act ("ARP Act") was signed into law. The Company reviewed the tax relief provisions of the ARP Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate. The Company continues to monitor and evaluate its eligibility under the ARP Act tax relief provisions to identify any portions that may become applicable in the future.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

Deferred tax assets, net
At September 30, 2021 and December 31, 2020, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to three years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2020 was approximately $64.7 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
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
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to three years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of September 30, 2021 and December 31, 2020, the Company did not establish a valuation allowance for the DTA.
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
Except as described below, the Company believes that any sum it may be required to pay in connection with proceedings or claims in excess of the amounts recorded would likely not have a material adverse effect upon the Company's results of operations, financial conditions or cash flows on a consolidated annual basis but could have a material adverse impact in a particular quarterly reporting period.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss which was denied by Judge Lauck on September 30, 2021Elevate views this lawsuit as without merit and intends to vigorously defend its position. Based upon preliminary settlement discussions in the fourth quarter of 2020, the Company accrued a contingent loss in the amount of $17 million for estimated losses related to the TFLT and class action disputes within Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. While Elevate can provide no assurances as to the duration or potential outcome of such proceedings, in the event that for either proceeding there is a settlement and Elevate is unable to pay any amount resulting from such settlement, it could have a material adverse effect on Elevate’s financial condition, or, if there is no settlement and Elevate is deemed to ultimately be liable in these matters, Elevate could be obligated to file for bankruptcy.
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
In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and Personify Financial have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, as well as the other non-affiliated service providers. The Judge did, however, allow Plaintiff the opportunity to amend its complaint. On June 22, 2021, the Plaintiff filed its Amended Complaint alleging that Elevate or its subsidiary were not service providers to the originating bank, but rather the true lender. On July 20, 2021, Elevate filed its Motion to Dismiss the Amended Complaint. On September 20, 2021, Plaintiff filed its Response and Opposition to Defendant's Motion to Dismiss. Elevate disagrees that it has violated the Washington Consumer Protection Act and it intends to vigorously defend its position.
On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not yet filed any arbitration demand. In addition, on April 6, 2020, Dahn Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. On September 1, 2021, the Arbitrator ruled that Elevate was deemed to be the prevailing party as to all matters in the Danh Le arbitration and all of Claimant's claims were denied. Elevate is seeking to confirm this judgment.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $290.3 million and $275.9 million in available and unfunded credit lines at September 30, 2021 and December 31, 2020, respectively. The Today Card product had approximately $16.7 million and $5.4 million in available and unfunded credit lines as of September 30, 2021 and December 31, 2020, respectively. From May 2017 through September 2020, the Rise product offered lines of credit to consumers in certain states. At both September 30, 2021 and December 31, 2020, there were no remaining available and unfunded Rise credit lines. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At September 30, 2021 and December 31, 2020, the Company had $200 thousand and $300 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of September 30, 2021, the guarantee no longer exists as there are no remaining CSO program obligations.
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
As of December 31, 2020, the Company had accrued approximately $4.4 million for a contingent loss related to a legal matter for a former executive of the company. The Company had accrued $6.7 million at September 30, 2020. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The accrual was recognized as Non-operating loss in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The contingent loss was settled as of March 31, 2021 and no further accrual remains as of September 30, 2021. In April 2021, the Company received a net recovery of $510 thousand. The table below presents a roll forward of the net amounts accrued and paid for the three and nine months ended September 30, 2021 and 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$—	$5,670	$4,424	$—
Accruals	—	1,007	(510)	6,677
Payments	—	—	(3,914)	—
Net contingent loss related to a legal matter	$—	$6,677	$—	$6,677
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
For the three and nine months ended September 30, 2021 and 2020

The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020 (1)	2021	2020 (1)
Revenues	$—	$—	$—	$24,012
Cost of sales:
Provision for loan losses	—	—	—	4,785
Direct marketing costs	—	—	—	1,372
Other cost of sales	—	—	—	10,790
Total cost of sales	—	—	—	16,947
Gross profit	—	—	—	7,065
Operating expenses:
Compensation and benefits	—	—	—	4,785
Professional services	—	—	—	2,879
Selling and marketing	—	—	—	605
Occupancy and equipment	—	—	—	2,141
Depreciation and amortization	—	—	—	1,427
Other	—	—	—	288
Total operating expenses	—	—	—	12,125
Operating loss	—	—	—	(5,060)
Other expense:
Net interest expense	—	—	—	(896)
Foreign currency transaction loss	—	—	—	(854)
Impairment loss	—	—	—	(9,251)
Non-operating income	—	—	—	—
Total other expense	—	—	—	(11,001)
Loss from operations of discontinued operations	—	—	—	(16,061)
Gain (loss) on disposal of discontinued operations	—	529	—	(27,983)
Income (loss) from discontinued operations before taxes	—	529	—	(44,044)
Income tax benefit	—	3,936	—	28,136
Net income (loss) from discontinued operations	$—	$4,465	$—	$(15,908)
(1) Includes ECIL financial results for the period through June 28, 2020.
At September 30, 2021 and December 31, 2020, the Company had no assets or liabilities related to the discontinued operations of ECIL.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2021 and 2020

NOTE 13—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party for the three and nine months ended September 30, 2021 and 2020 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
Fees and travel expenses	$111	$110
Stock compensation (1)	156	(189)
Total board related expenses	$267	$(79)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Fees and travel expenses	$368	$365
Stock compensation (1)	342	1,598
Consulting	—	150
Total board related expenses	$710	$2,113
(1) Includes Elevate's former CEO from January 1, 2020 through July 17, 2020.
During the year ended December 31, 2017, a member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. For both the three months ended September 30, 2021 and 2020, the interest payments on this loan were $20 thousand and $59 thousand and $61 thousand for the nine months ended September 30, 2021 and 2020, respectively.
In addition, during the second quarter of 2021, the Company reached an agreement with a member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, the company accrued $1.2 million, which is included in Professional services in the Condensed Consolidated Statements of Operations and in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
At September 30, 2021 and December 31, 2020, the Company had approximately $127 thousand and $110 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
NOTE 14—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements were made available and determined there have been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
On October 12, 2021, the Company entered into a $50 million financing facility, with an ability to increase the facility to $100 million, to fund continued growth of the Today Card product. The financing facility for the Today Card is provided by Park Cities Asset Management LLC. On October 15, 2021, the Company completed a $25 million draw on the new Today SPV, LLC Facility at an interest rate of Prime + 3.60%.
On October 28, 2021, the Company's Board of Directors authorized a $25 million increase to the existing $55 million common stock repurchase program, providing for the repurchase of up to $80 million of the Company's common stock through July 31, 2024. In addition, the Board of Directors approved an increase in the annual fiscal limit of repurchases from $25 million to $35 million.

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are riskier to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.6 million customers with $9.5 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers. The VPC Facility has a maximum total borrowing amount available of $200 million at September 30, 2021. See “—Liquidity and Capital Resources—Debt facilities.”

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
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at September 30, 2021. See “—Liquidity and Capital Resources—Debt facilities.”
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by CCB under the licensed MasterCard brand, and a 95% participation interest in the credit card receivable is sold to us. As the lowest APR product in our portfolio, Today Card allows us to serve a broader spectrum of non-prime Americans. During 2020, the Today Card experienced significant growth in its portfolio size despite the pandemic due to the success of our direct mail campaigns, the primary marketing channel for acquiring new Today Card customers. We are following a specific growth plan that began in 2020 to grow the product while monitoring customer responses and credit quality. Customer response to the Today Card is very strong, as we continue to see extremely high response rates, high customer engagement, and positive customer satisfaction scores.
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

•Margin expansion.    We aim to manage our business to achieve a long-term operating margin of 15-20%. In periods of significant loan portfolio growth, our margins may become compressed due to the upfront costs associated with marketing and credit provisioning expense associated with this growth. As we continue to rebuild and scale our portfolio from the impacts of COVID-19, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will decline to approximately 10% of revenues and our operating expenses will decline to approximately 20% of revenues. While our operating margins may exceed 15-20% in certain years, such as in 2020 when we incurred lower levels of direct marketing expense and materially lower credit losses due to a lack of customer demand for loans resulting from the effects of COVID-19, we do not expect our operating margin to increase beyond that level over the long-term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
Impact of COVID-19
The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, including the markets that we serve. As the restrictive measures have been eased in certain geographic locations, the U.S. economy has begun to recover, and with the availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. While positive signs exist, we recognize that certain of our customers are experiencing varying degrees of financial distress, which may continue, especially if new COVID-19 variant infections increase and new economic restrictions are mandated.

In 2020, we experienced a significant decline in the loan portfolio due to a lack of customer demand for loans resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020 and continuing into early 2021. Beginning in the second quarter of 2021, we are experiencing a return of demand for the loan products that we, and the bank originators we support, offer, resulting in significant growth in the loan portfolio from that point. This significant loan portfolio growth is resulting in compressed margins in 2021 due to the upfront costs associated with marketing and credit provisioning expense related to growing and “rebuilding” the loan portfolio from the impacts of COVID-19. We continue to target loan portfolio originations within our target CACs of $250-$300 and credit quality metrics of 45-55% of revenue which, when combined with our expectation of continuing customer loan demand for our portfolio products, we believe will allow us to return to our historical performance levels prior to COVID-19 after initially resulting in earnings compression.
Both we and the bank originators are closely monitoring the key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods but experienced historically low net charge-offs as a percentage of revenue in the second half of 2020 and early 2021. With the increased volume of new customer loans expected to be originated as we grow our loan portfolio back to our pre-pandemic size and the ending of government assistance, we expect a return of net charge-offs to our targeted range of 45-55% of revenue. Further, we believe that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of September 30, 2021.
We have implemented a hybrid remote environment where employees may choose to work primarily from the office or from home and gather collectively in the office on a limited basis. We have sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As an 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support without any material interruption in services.
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
Revenues

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue metrics (dollars in thousands, except as noted)	2021	2020	2021	2020
Revenues	$112,835	$94,164	$287,108	$374,622
Period-over-period change in revenue	20%	(43)%	(23)%	(21)%
Ending combined loans receivable – principal(1)	$512,870	$377,177	512,870	377,177
Average combined loans receivable – principal(1)(2)	$459,949	$389,701	398,566	479,526
Total combined loans originated – principal	$311,985	$132,516	$655,959	442,552
Average customer loan balance(3)	$1,918	$1,797	1,918	1,797
Number of new customer loans	69,682	8,489	122,558	47,054
Ending number of combined loans outstanding	267,434	209,887	267,434	209,887
Customer acquisition costs	$221	$305	248	295
Effective APR of combined loan portfolio	96%	96%	95%	104%
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
The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	108,784	92,278	17,481	218,543
New customer loans originated	41,010	18,937	9,735	69,682
Former customer loans originated	18,295	154	—	18,449
Attrition	(35,391)	(3,870)	21	(39,240)
Ending number of combined loans outstanding	132,698	107,499	27,237	267,434
Customer acquisition cost	$268	$206	$52	$221
Average customer loan balance	$2,194	$1,744	$1,254	$1,918

	Three Months Ended September 30, 2020
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	107,125	108,553	6,566	222,244
New customer loans originated	6,794	831	864	8,489
Former customer loans originated	14,466	72	—	14,538
Attrition	(28,426)	(6,602)	(356)	(35,384)
Ending number of combined loans outstanding	99,959	102,854	7,074	209,887
Customer acquisition cost	$317	$369	$141	$305
Average customer loan balance	$2,157	$1,485	$1,256	$1,797

	Nine Months Ended September 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	77,370	28,128	17,060	122,558
Former customer loans originated	46,060	380	—	46,440
Attrition	(94,672)	(21,114)	(626)	(116,412)
Ending number of combined loans outstanding	132,698	107,499	27,237	267,434
Customer acquisition cost	$284	$261	$60	$248

	Nine Months Ended September 30, 2020
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	152,435	146,317	3,207	301,959
New customer loans originated	31,834	10,888	4,332	47,054
Former customer loans originated	38,615	212	—	38,827
Attrition	(122,925)	(54,563)	(465)	(177,953)
Ending number of combined loans outstanding	99,959	102,854	7,074	209,887
Customer acquisition cost	$311	$337	$78	$295
Recent trends.    Our revenues for the three months ended September 30, 2021 totaled $112.8 million, an increase of 20% versus the three months ended September 30, 2020. The increase in quarterly revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products in the third quarter of 2021. Conversely, our revenues for the nine months ended September 30, 2021 totaled $287.1 million, down 23% versus the prior year. Both the Rise and Elastic products experienced a year-over-year decline in revenues of 26% and 22%, respectively, which were attributable to reductions in year-to-date average loan balances and a lower Rise effective APR due to the economic crisis created by the COVID-19 pandemic beginning in March 2020, which resulted in substantial government assistance to our potential customers that lowered demand for our products. This decline in revenue was partially offset by a year-over-year increase in revenues for the Today Card product, which has more than doubled its average principal balance outstanding year-over year. We believe Today Card balances increased over the past year despite the impact of COVID-19 due to the nature of the product (credit card versus installment loan or lines of credit), the lower APR of the product (effective APR of 30% in the third quarter of 2021 compared to Rise at 104% and Elastic at 94%) as customers receiving stimulus payments would be more apt to pay down more expensive forms of credit, and the added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).

We are currently experiencing an increase in new and former customers as demand for the loan products provided by us and the bank originators began to return during the second quarter of 2021. This is in contrast to 2020 and early 2021 when the portfolio of loan products experienced significantly decreased loan demand for both new and former customers due to COVID-19, including the effects of monetary stimulus provided by the US government reducing demand for loan products. We anticipate the return of demand for the loan products to continue for the remainder of the year, as we recover from the impacts from COVID-19. All three of our products experienced an increase in principal loan balances in the third quarter of 2021 compared to a year ago. Rise and Elastic principal loan balances at September 30, 2021 totaled $291.2 million and $187.5 million, respectively, up roughly $85.0 million and $34.8 million, respectively, from a year ago. Today Card principal loan balances at September 30, 2021 totaled $34.2 million, up $25.3 million from a year ago.
Our CAC was lower in the third quarter of 2021 at $221 as compared to the third quarter of 2020 at $305, with the third quarter of 2020 not reflective of our historical CAC due to the significant reduction in new loan originations due to the COVID-19 pandemic. The third quarter 2021 loan volume is being sourced from all our marketing channels including direct mail, strategic partners and digital. We’ve seen a marked improvement in loan volume from our strategic partners channel where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) that we developed within our new technology platform ("Blueprint"). Blueprint will allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands)	2021	2020	2021	2020
Net charge-offs(1)	$39,015	$22,428	$95,968	$163,878
Additional provision for loan losses(1)	15,888	(9,264)	7,130	(30,662)
Provision for loan losses	$54,903	$13,164	$103,098	$133,216
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	9%	6%	9%	6%
Net charge-offs as a percentage of revenues(1)	35%	24%	33%	44%
Total provision for loan losses as a percentage of revenues	49%	14%	36%	36%
Combined loan loss reserve(3)	$56,209	$51,330	$56,209	$51,330
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	11%	13%	11%	13%
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
(4)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	6%	5%	6%	N/A
2020	11%	10%	4%	5%
2019	13%	10%	10%	12%
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
Net principal charge-offs as a percentage of average combined loans receivable-principal for the third quarter of 2021 is higher than the third quarter of 2020 due to the lack of new customer loan demand, the implementation of payment assistance tools and government stimulus payments received by customers that contributed to historically low charge-off metrics during the third quarter of 2020. As we continue to increase loan originations to new and former customers, we expect this quarterly loss ratio to initially increase due to the volume of new customers being originated as we re-build the portfolio from the impacts of the COVID-19 pandemic and then return to a more normalized credit profile.
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
Additional provision for loan losses relates to an increase in inherent losses in the loan portfolio as determined by our loan loss reserve methodology. This increase could be due to a combination of factors such as an increase in the size of the loan portfolio or a worsening of credit quality or increase in past due loans. It is also possible for the additional provision for loan losses for a period to be a negative amount, which would reduce the amount of the combined loan loss reserve needed (due to a decrease in the loan portfolio or improvement in credit quality). The amount of additional provision for loan losses is seasonal in nature, mirroring the seasonality of our new customer acquisition and overall loan portfolio growth, as discussed above. The combined loan loss reserve typically decreases during the first quarter or first half of the calendar year due to a decrease in the loan portfolio from year end. Then, as the rate of growth for the loan portfolio starts to increase during the second half of the year, additional provision for loan losses is typically needed to increase the reserve for losses associated with the loan growth. Because of this, our provision for loan losses can vary significantly throughout the year without a significant change in the credit quality of our portfolio.

The following provides an example of the application of our loan loss reserve methodology and the break-out of the provision for loan losses between the portion associated with replenishing the reserve due to net charge-offs and the amount related to the additional provision for loan losses. If the beginning combined loan loss reserve were $25 million, and we incurred $10 million of net charge-offs during the period and the ending combined loan loss reserve needed to be $30 million according to our loan loss reserve methodology, our total provision for loan losses would be $15 million, comprising $10 million in net charge-offs (provision needed to replenish the combined loan loss reserve) plus $5 million of additional provision related to an increase in inherent losses in the loan portfolio identified by our loan loss reserve methodology.

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
Recent trends.    Total loan loss provision for the three and nine months ended September 30, 2021, which was within or below our targeted range of approximately 45% to 55%, was 49% and 36% of revenues, respectively, compared to 14% and 36% in the respective prior year periods. Net charge-offs as a percentage of revenues for the three and nine months ended September 30, 2021 were 35% and 33%, respectively, compared to 24% and 44% in the respective prior year periods. The increase in these credit performance metrics is due to the increase in new loan originations beginning in the second quarter of 2021 and charge-offs and loan loss provisioning associated with a growing portfolio. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. As loan demand returns to pre-pandemic levels and the loan portfolio grows, we expect our total loan loss provision as a percentage of revenues to be within our targeted range of approximately 45% to 55% of revenue.
The combined loan loss reserve as a percentage of combined loans receivable totaled 11% and 13% as of September 30, 2021 and September 30, 2020, respectively. This year-over-year decrease reflects the continued strong credit performance of the portfolio, and we would expect the loan loss reserve to increase as we originate more new customers and return the portfolio to a normalized credit profile. Past due loan balances at September 30, 2021 were 9% of total combined loans receivable-principal, up from 6% from a year ago, due to the number of new customers originated beginning in the second quarter of 2021 which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, are no longer offering specific COVID-19 payment deferral programs, but continue to offer other payment flexibility programs if certain qualifications are met. We are continuing to see that most customers are meeting their scheduled payments once they exit the payment deferral program. We anticipate the combined loan loss reserve as a percentage of combined loans receivable, as well as our past due loan balances as a percentage of total combined loans receivable-principal, will move toward historic norms as we continue to grow our loan portfolio.

We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated-principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through September 30, 2021 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 25% to 30% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The 2019 and 2020 vintages are both performing better than the 2017 and 2018 vintages. While still very early, we would expect the 2021 vintage to be near 2019 levels or slightly higher given the increased volume of new customer loans expected to be originated this year and a return of net charge-offs to our targeted range of 45-55% of revenue. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of a prolonged crisis resulting from the COVID-19 pandemic.
_________
1) The 2020 and 2021 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through September 30, 2021 for the 2020 annual vintage is under 7%. While our 2021 annual vintage is currently performing better than 2020, it is not yet mature enough for analysis. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2021	2020	2021	2020
Revenues	$112,835	$94,164	$287,108	$374,622
Net charge-offs(1)	(39,015)	(22,428)	(95,968)	(163,878)
Additional provision for loan losses(1)	(15,888)	9,264	(7,130)	30,662
Direct marketing costs	(15,406)	(2,585)	(30,353)	(13,898)
Other cost of sales	(4,766)	(1,672)	(9,718)	(5,949)
Gross profit	37,760	76,743	143,939	221,559
Operating expenses	(40,866)	(42,662)	(117,066)	(121,517)
Operating income (loss)	$(3,106)	$34,081	$26,873	$100,042
As a percentage of revenues:
Net charge-offs	35%	24%	33%	44%
Additional provision for loan losses	14	(10)	2	(8)
Direct marketing costs	14	3	11	4
Other cost of sales	4	2	3	2
Gross margin	33	81	50	59
Operating expenses	36	45	41	32
Operating margin	(3)%	36%	9%	27%
_________
(1)Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”

Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. Due to the negative impact of COVID-19 on our loan balances and revenue, we are monitoring our profit margins closely. Long-term, we intend to continue to manage the business to a targeted 15-20% operating margin.
Recent operating margin trends.    For the three months ended September 30, 2021, our operating margin was (3)%, which was a decrease from 36% in the prior year period. For the nine months ended September 30, 2021, our operating margin was 9%, which was also a decrease from 27% in the prior year period. The margin decreases we are experiencing in 2021 are primarily driven by the upfront costs associated with credit provisioning and direct marketing expense associated with the increased new and former customer loan origination volume as we grow and rebuild our loan portfolio from the impacts of COVID-19. The margins achieved in 2020 are not reflective of our historical performance as we experienced a significant decline in the loan portfolio due to a lack of customer demand resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020 leading to an increased gross margin.
Our operating expense metrics have been negatively impacted by the COVID-19 pandemic and its impact on loan balances and revenue. We expect our expense metrics to continue to be negatively impacted in the short term as we focus on growth to increase our new customer loan volume and grow our overall loan portfolio. In the long term, as we grow the loan portfolio while actively managing our operating expenses, we expect to see our operating expense metrics return to approximately 20% of revenue. However, management will continue to look for opportunities to reduce our expenses to help offset the increased loan origination and direct marketing expenses.
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
Adjusted Earnings
Adjusted earnings (loss) for the three and nine months ended September 30, 2021 and 2020 represent our net income (loss) from continuing operations adjusted to exclude the impact of:
•Uncertain tax position
•Contingent loss related to a legal matter
•Cumulative tax effect of adjustments
Adjusted diluted earnings (loss) per share is Adjusted earnings (loss) divided by Diluted weighted average shares outstanding.

The following table presents a reconciliation of net income (loss) from continuing operations and diluted earnings (loss) per share to Adjusted earnings and Adjusted diluted earnings (loss) per share, which excludes the impact of the contingent loss and uncertain tax position for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations	$(11,005)	$16,616	$(1,334)	$40,631
Impact of uncertain tax position	1,582	—	1,582	—
Impact of contingent loss related to a legal matter	—	1,007	—	6,692
Cumulative tax effect of adjustments	—	(239)	—	(1,590)
Adjusted earnings (loss)	$(9,423)	$17,384	$248	$45,733

Diluted earnings (loss) per share - continuing operations	$(0.33)	$0.41	$(0.04)	$0.95
Impact of uncertain tax position	0.05	—	0.05	—
Impact of contingent loss related to a legal matter	—	0.02	—	0.16
Cumulative tax effect of adjustments	—	(0.01)	—	(0.04)
Adjusted diluted earnings (loss) per share	$(0.28)	$0.42	$0.01	$1.07

Diluted weighted average shares outstanding	33,786,968	40,762,330	34,841,624	42,624,808
Effect of potentially dilutive shares outstanding*	—	—	632,631	—
Adjusted diluted weighted average shares outstanding	33,786,968	40,762,330	35,474,255	42,624,808
_________
*Represents potentially dilutive shares that had not been included in the Company's nine months ended September 30, 2021 diluted weighted average shares outstanding as the Company is in a net loss position under U.S. GAAP. Including those shares would have been anti-dilutive when in a net loss position.
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
The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) from continuing operations	$(11,005)	$16,616	$(1,334)	$40,631
Adjustments:
Net interest expense	9,544	11,575	26,897	37,408
Share-based compensation	1,559	1,166	4,948	6,513
Depreciation and amortization	4,544	4,588	14,339	13,413
Non-operating (income) loss	198	1,007	(519)	6,692
Income tax expense (benefit)	(1,843)	4,883	1,829	15,311
Adjusted EBITDA	$2,997	$39,835	$46,160	$119,968

Adjusted EBITDA margin	2.7%	42.3%	16.1%	32.0%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by continuing operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by continuing operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities(1)	$111,566	$177,705
Adjustments:
Net charge-offs – combined principal loans	(70,636)	(125,232)
Capital expenditures	(11,903)	(12,867)
FCF	$29,027	$39,606
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net charge-offs	$39,015	$22,428	$95,968	$163,878
Additional provision for loan losses	15,888	(9,264)	7,130	(30,662)
Provision for loan losses	$54,903	$13,164	$103,098	$133,216
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
The information presented in the tables below on a combined basis are non-GAAP measures based on a combined portfolio of loans, which includes the total amount of outstanding loans receivable that we own and that are on our balance sheets plus outstanding loans receivable originated and owned by third parties that we guarantee pursuant to CSO programs in which we participate. There were no new loan originations in 2021 under our CSO programs, but we continued to have obligations as the CSO until the wind-down of this portfolio was completed in the third quarter of 2021. See “—Basis of Presentation and Critical Accounting Policies—Allowance and liability for estimated losses on consumer loans” and “—Basis of Presentation and Critical Accounting Policies—Liability for estimated losses on credit service organization loans.”
We believe these non-GAAP measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the combined loan portfolio on an aggregate basis. We also believe that the comparison of the combined amounts from period to period is more meaningful than comparing only the amounts reflected on our balance sheet since both revenues and cost of sales as reflected in our financial statements are impacted by the aggregate amount of loans we own and those CSO loans we guaranteed.
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
•Rise CSO loans were originated and owned by a third-party lender and
•Rise CSO loans were funded by a third-party lender and were not part of the VPC Facility.

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

	2020		2021
(Dollars in thousands)	September 30	December 31	March 31	June 30	September 30
Company Owned Loans:
Loans receivable – principal, current, company owned	$346,380	$372,320	$331,251	$372,068	$466,140
Loans receivable – principal, past due, company owned	21,354	25,563	21,678	27,231	46,730
Loans receivable – principal, total, company owned	367,734	397,883	352,929	399,299	512,870
Loans receivable – finance charges, company owned	24,117	25,348	21,393	19,157	22,960
Loans receivable – company owned	391,851	423,231	374,322	418,456	535,830
Allowance for loan losses on loans receivable, company owned	(49,909)	(48,399)	(39,037)	(40,314)	(56,209)
Loans receivable, net, company owned	$341,942	$374,832	$335,285	$378,142	$479,621
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$9,129	$1,795	$145	$17	$—
Loans receivable – principal, past due, guaranteed by company	314	144	15	4	—
Loans receivable – principal, total, guaranteed by company(1)	9,443	1,939	160	21	—
Loans receivable – finance charges, guaranteed by company(2)	679	299	22	4	—
Loans receivable – guaranteed by company	10,122	2,238	182	25	—
Liability for losses on loans receivable, guaranteed by company	(1,421)	(680)	(122)	(7)	—
Loans receivable, net, guaranteed by company(2)	$8,701	$1,558	$60	$18	$—
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$355,509	$374,115	$331,396	$372,085	$466,140
Combined loans receivable – principal, past due	21,668	25,707	21,693	27,235	46,730
Combined loans receivable – principal	377,177	399,822	353,089	399,320	512,870
Combined loans receivable – finance charges	24,796	25,647	21,415	19,161	22,960
Combined loans receivable	$401,973	$425,469	$374,504	$418,481	$535,830
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(49,909)	$(48,399)	$(39,037)	$(40,314)	$(56,209)
Liability for losses on loans receivable, guaranteed by company	(1,421)	(680)	(122)	(7)	—
Combined loan loss reserve	$(51,330)	$(49,079)	$(39,159)	$(40,321)	$(56,209)
Combined loans receivable – principal, past due(3)	$21,668	$25,707	$21,693	$27,235	$46,730
Combined loans receivable – principal(3)	$377,177	$399,822	$353,089	$399,320	$512,870
Percentage past due(1)	6%	6%	6%	7%	9%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	12%	10%	10%	11%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	11%	10%	10%	11%
_________
(1)Represents loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements. The wind-down of the CSO program was completed in the third quarter of 2021.
(2)Represents finance charges earned by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements. The wind-down of the CSO program was completed in the third quarter of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed consolidated statements of operations data (Dollars in thousands)	2021	2020	2021	2020
Revenues	$112,835	$94,164	$287,108	$374,622
Cost of sales:
Provision for loan losses	54,903	13,164	103,098	133,216
Direct marketing costs	15,406	2,585	30,353	13,898
Other cost of sales	4,766	1,672	9,718	5,949
Total cost of sales	75,075	17,421	143,169	153,063
Gross profit	37,760	76,743	143,939	221,559
Operating expenses:
Compensation and benefits	20,445	23,921	58,038	64,239
Professional services	8,423	8,236	24,161	24,633
Selling and marketing	1,277	610	2,520	2,468
Occupancy and equipment	5,521	4,717	15,766	14,196
Depreciation and amortization	4,544	4,588	14,339	13,413
Other	656	590	2,242	2,568
Total operating expenses	40,866	42,662	117,066	121,517
Operating income (loss)	(3,106)	34,081	26,873	100,042
Other expense:
Net interest expense	(9,544)	(11,575)	(26,897)	(37,408)
Non-operating income (loss)	(198)	(1,007)	519	(6,692)
Total other expense	(9,742)	(12,582)	(26,378)	(44,100)
Income (loss) from continuing operations before taxes	(12,848)	21,499	495	55,942
Income tax expense (benefit)	(1,843)	4,883	1,829	15,311
Net income (loss) from continuing operations	(11,005)	16,616	(1,334)	40,631
Net income (loss) from discontinued operations	—	4,465	—	(15,908)
Net income (loss)	$(11,005)	$21,081	$(1,334)	$24,723

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2021	2020	2021	2020
Revenues
Cost of sales:
Provision for loan losses	49%	14%	36%	36%
Direct marketing costs	14	3	11	4
Other cost of sales	4	2	3	2
Total cost of sales	67	19	50	41
Gross profit	33	81	50	59
Operating expenses:
Compensation and benefits	18	25	20	17
Professional services	7	9	8	7
Selling and marketing	1	1	1	1
Occupancy and equipment	5	5	5	4
Depreciation and amortization	4	5	5	4
Other	1	1	1	1
Total operating expenses	36	45	41	32
Operating income (loss)	(3)	36	9	27
Other expense:
Net interest expense	(8)	(12)	(9)	(10)
Non-operating income (loss)	—	(1)	—	(2)
Total other expense	(9)	(13)	(9)	(12)
Income (loss) from continuing operations before taxes	(11)	23	—	15
Income tax expense (benefit)	(2)	5	1	4
Net income (loss) from continuing operations	(10)	18	—	11
Net income (loss) from discontinued operations	—	5	—	(4)
Net income (loss)	(10)%	22%	—%	7%

Comparison of the three months ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$111,480	99%	$93,928	100%	$17,552	19%
Other	1,355	1	236	—	1,119	474
Revenues	$112,835	100%	$94,164	100%	$18,671	20%
Revenues increased by $18.7 million, or 20%, from $94.2 million for the three months ended September 30, 2020 to $112.8 million for the three months ended September 30, 2021. The increase in quarterly revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended September 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$264,785	$167,684	$27,480	$459,949
Effective APR	104%	94%	30%	96%
Finance charges	$69,738	$39,662	$2,080	$111,480
Other	275	331	749	1,355
Total revenue	$70,013	$39,993	$2,829	$112,835

	Three Months Ended September 30, 2020
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$225,041	$156,053	$8,607	$389,701
Effective APR	101%	92%	32%	96%
Finance charges	$57,169	$36,071	$688	$93,928
Other	6	15	215	236
Total revenue	$57,175	$36,086	$903	$94,164
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
Our average combined loans receivable-principal increased $70 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase in average balance is primarily due to increases in the loan origination volume in all three products, and accounted for an approximately $17 million increase in revenue for the period. Our average APR remained unchanged at 96% for both the three months ended September 30, 2020 and the three months ended September 30, 2021. The flat effective APR is due to the increased volume of new originations at higher APRs being offset by the higher volume of the Today Card product, which has the lowest APR. We expect the overall effective APR of the loan portfolio to remain flat going forward.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Provision for loan losses	$54,903	49%	$13,164	14%	$41,739	317%
Direct marketing costs	15,406	14	2,585	3	12,821	496
Other cost of sales	4,766	4	1,672	2	3,094	185
Total cost of sales	$75,075	67%	$17,421	19%	$57,654	331%
Provision for loan losses.    Provision for loan losses increased by $41.7 million, or 317%, from $13.2 million for the three months ended September 30, 2020 to $54.9 million for the three months ended September 30, 2021 due to the loan portfolio growth.
The tables below break out these changes by loan product:

	Three Months Ended September 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$28,099	$10,372	$1,850	$40,321
Net charge-offs	(30,210)	(8,063)	(742)	(39,015)
Provision for loan losses	42,299	10,832	1,772	54,903
Ending balance	$40,188	$13,141	$2,880	$56,209
Combined loans receivable(1)(2)	$306,229	$194,459	$35,142	$535,830
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	7%	8%	11%
Net charge-offs as a percentage of revenues	43%	20%	26%	35%
Provision for loan losses as a percentage of revenues	60%	27%	63%	49%

	Three Months Ended September 30, 2020
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$40,614	$18,604	$1,376	$60,594
Net charge-offs	(15,336)	(6,720)	(372)	(22,428)
Provision for loan losses	9,039	3,531	594	13,164
Ending balance	$34,317	$15,415	$1,598	$51,330
Combined loans receivable(1)(2)	$234,277	$158,517	$9,179	$401,973
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	10%	17%	13%
Net charge-offs as a percentage of revenues	27%	19%	41%	24%
Provision for loan losses as a percentage of revenues	16%	10%	66%	14%
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

Total loan loss provision for the three months ended September 30, 2021 was 49% of revenues, which was within our targeted range of 45% to 55%, and higher than the 14% for the three months ended September 30, 2020. For the three months ended September 30, 2021, net charge-offs as a percentage of revenues increased to 35% compared to 24% in the prior year period. The increase in these credit performance metrics is due to the increase in new loan originations beginning in the second quarter of 2021 and charge-offs and loan loss provisioning associated with a growing portfolio.We continue to monitor the portfolio during the economic recovery from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. As we recover from the impacts of COVID-19 and return our loan portfolio to our pre-pandemic size, we expect our total loan loss provision as a percentage of revenues will continue to remain within our targeted range of approximately 45% to 55% of revenue.

The combined loan loss reserve as a percentage of combined loans receivable totaled 11% and 13% as of September 30, 2021 and September 30, 2020, respectively. This year-over-year decrease reflects the reduction in credit losses experienced by the portfolio during the COVID-19 pandemic due to reduced demand, reduced origination activity and various government stimulus programs. We would expect the loan loss reserve to increase as we originate more new customers and return the portfolio to a normalized credit profile. Past due loan balances at September 30, 2021 were 9% of total combined loans receivable-principal, up from 6% from a year ago due to the number of new customers originated beginning in the second quarter of 2021 which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, are no longer offering specific COVID-19 payment deferral programs, but continue to offer other payment flexibility programs if certain qualifications are met. We are continuing to see that customers are meeting their scheduled payments once they exit the payment deferral program. We anticipate the combined loan loss reserve as a percentage of combined loans receivable, as well as our past due loan balances as a percentage of total combined loans receivable-principal, will move toward historic norms as we continue to grow our loan portfolio.
Direct marketing costs.    Direct marketing costs increased by $12.8 million, or 496%, from $2.6 million for the three months ended September 30, 2020 to $15.4 million for the three months ended September 30, 2021. We had limited marketing activities and new loan origination volume in the third quarter of 2020 in response to the COVID-19 pandemic. We have seen a return to more normalized new customer acquisition in all three products in the third quarter as the economy continues to recover from the COVID-19 pandemic and demand for the loan products return. For the three months ended September 30, 2021, the number of new customers acquired increased to 69,682 compared to 8,489 during the three months ended September 30, 2020. We anticipate our direct marketing costs will continue to increase as we focus on growing our loan portfolio. Our CAC was lower in the third quarter of 2021 at $221 as compared to the third quarter of 2020 at $305, with the third quarter of 2020 not reflective of our historical CAC due to the significant reduction in new loan originations due to the COVID-19 pandemic. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by $3.1 million, or 185%, from $1.7 million for the three months ended September 30, 2020 to $4.8 million for the three months ended September 30, 2021 due to increased data verification costs resulting from increased loan origination volume in the third quarter of 2021.
Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$20,445	18%	$23,921	25%	$(3,476)	(15)%
Professional services	8,423	7	8,236	9	187	2
Selling and marketing	1,277	1	610	1	667	109
Occupancy and equipment	5,521	5	4,717	5	804	17
Depreciation and amortization	4,544	4	4,588	5	(44)	(1)
Other	656	1	590	1	66	11
Total operating expenses	$40,866	36%	$42,662	45%	$(1,796)	(4)%

Compensation and benefits.    Compensation and benefits decreased by $3.5 million, or 15%, from $23.9 million for the three months ended September 30, 2020 to $20.4 million for the three months ended September 30, 2021. This primarily resulted from a reduction in staff related to an operating expense reduction plan we implemented in the second and third quarters of 2020 in response to the pandemic.
Professional services.     Professional services increased by $0.2 million, or 2%, from $8.2 million for the three months ended September 30, 2020 to $8.4 million for the three months ended September 30, 2021 primarily due to increased consulting expense.
Selling and marketing.    Selling and marketing increased by $0.7 million, or 109%, from $0.6 million for the three months ended September 30, 2020 to $1.3 million for the three months ended September 30, 2021 primarily due to increased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.8 million, or 17%, from $4.7 million for the three months ended September 30, 2020 to $5.5 million for the three months ended September 30, 2021 primarily due to increased web hosting expenses, partially offset by decreased rent and license expenses.
Depreciation and amortization.     Depreciation and amortization was roughly $4.6 million for both the three months ended September 30, 2020 and 2021 as our additions to capitalized projects have been relatively flat over the past two years resulting in a consistent depreciation and amortization expense.
Other.    Other operating expenses increased by $0.1 million, or 11%, from $0.6 million for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021 primarily due to an increase in travel, supplies, and meals and entertainment expenses.
Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$9,544	8%	$11,575	12%	$(2,031)	(18)%
Net interest expense decreased 18% during the three months ended September 30, 2021 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the third quarter of 2021 decreased $54 million from the third quarter of 2020 due to debt paydowns, including the maturity of one of our term notes, partially offset by new draws to fund loan portfolio growth. This year-over-year reduction resulted in a decrease in interest expense of approximately $1.3 million. In addition, our average effective interest rate on notes payable outstanding has decreased from 10.4% for the three months ended September 30, 2020 to 9.8% for the three months ended September 30, 2021, resulting in a decrease in interest expense of approximately $0.7 million. At September 30, 2021, our effective cost of funds on new borrowings is 8%, which is expected to reduce our overall effective cost of funds as we continue to borrow on our debt facilities in the future.

The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020
VPC Facility
Average facility balance during the period	$71,230	$147,550
Net interest expense	1,779	4,034
Effective cost of funds	9.9%	10.9%

ESPV Facility
Average facility balance during the period	$163,187	$199,500
Net interest expense	4,177	5,222
Effective cost of funds	10.2%	10.4%

EF SPV Facility
Average facility balance during the period	$109,882	93,500
Net interest expense	2,544	2,319
Effective cost of funds	9.2%	9.9%

EC SPV Facility
Average facility balance during the period	$42,587	$—
Net interest expense	1,044	—
Effective cost of funds	9.7%	—%
In July 2020, we entered into a new facility, the EC SPV Facility. As of September 30, 2021, we have drawn $50.5 million on the EC SPV facility. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, we qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV and EC SPV facilities effective January 1, 2021.
Non-operating income (loss)
For the three months ended September 30, 2020, we accrued a $1.0 million estimated indemnification obligation related to a legal matter for a former executive of the Company. As of March 31, 2021, the indemnification obligation was paid and no further accrual remains. For the three months ended September 30, 2021, we had an impairment loss related to a subleased asset resulting in non-operating loss of $0.2 million.
Income tax expense (benefit)

	Three Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense (benefit)	$(1,843)	(2)%	$4,883	5%	$(6,726)	(138)%
Our income tax expense decreased $6.7 million, from $4.9 million for the three months ended September 30, 2020 to $(1.8) million for the three months ended September 30, 2021. We recognized an uncertain tax position of $1.6 million in income tax expense (benefit) due to a recent change in tax regulations in the state of Texas that impacted our previously recognized research and development state tax credits. Our effective tax rates for continuing operations for the three months ended September 30, 2021 and 2020, respectively, were 14.3% and 22.7%, respectively. Our effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities. Our cash effective tax rate was approximately 1.5% for the third quarter of 2021.
Net income from discontinued operations
Our income from discontinued operations on our UK entity (ECIL) for the three months ended September 30, 2020 consisted of a gain of $0.6 million due to the release of the parent guarantee accrual as ECIL repaid its outstanding debt to VPC during the quarter. Additionally, we revised our estimated tax basis in ECIL resulting in an additional $3.9 million income tax benefit recognized during the three months ended September 30, 2020.

Net income (loss)

	Three Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$(11,005)	(10)%	$21,081	22%	$(32,086)	152%
Our net income (loss) decreased $32.1 million or 152% from $21.1 million net income for the three months ended September 30, 2020 to $11.0 million net loss for the three months ended September 30, 2021 primarily due to the upfront costs associated with credit provisioning and direct marketing expense associated with the increased loan origination volume experienced during the quarter as compared to minimum loan origination volume and a declining portfolio in 2020.
Comparison of the nine months ended September 30, 2021 and 2020
Revenues

	Nine Months Ended September 30,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$284,417	99%	$373,810	100%	$(89,393)	(24)%
Other	2,691	1	812	—	1,879	231
Revenues	$287,108	100%	$374,622	100%	$(87,514)	(23)%
Revenues decreased by $87.5 million, or 23%, from $374.6 million for the nine months ended September 30, 2020 to $287.1 million for the nine months ended September 30, 2021. The decrease in revenue is primarily attributable to a lower average combined loans receivable-principal coupled with lower effective APRs earned on the loan portfolio.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Nine Months Ended September 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$229,203	$149,534	$19,829	$398,566
Effective APR	102%	94%	30%	95%
Finance charges	$174,314	$105,650	$4,453	$284,417
Other	536	492	1,663	2,691
Total revenue	$174,850	$106,142	$6,116	$287,108

	Nine Months Ended September 30, 2020
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$279,202	$193,519	$6,805	$479,526
Effective APR	113%	94%	31%	104%
Finance charges	$236,207	$136,023	$1,580	$373,810
Other	114	191	507	812
Total revenue	$236,321	$136,214	$2,087	$374,622
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

Our average combined loans receivable-principal decreased $81 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease in average balance is primarily due to lower combined loans receivable-principal balances in the Rise and Elastic portfolios in the first half of 2021 which were impacted by the COVID-19 pandemic and substantial government assistance to our customers prior to the growth which commenced in late second quarter 2021. The decrease in average balances accounted for approximately $66 million of the reduction in revenue for the period. For the nine months ended September 30, 2021 and 2020, the average effective APR for the portfolio was 95% and 104%, respectively. This reduction in the effective APR is due to both the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic and the growth of Today Card relative to the total loan portfolio, which has the lowest APR. The lower effective APR accounted for approximately $23 million of the reduction in revenue for the period. We expect the overall effective APR of the loan portfolio to remain flat going forward.
Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Provision for loan losses	$103,098	36%	$133,216	36%	$(30,118)	(23)%
Direct marketing costs	30,353	11	13,898	4	16,455	118
Other cost of sales	9,718	3	5,949	2	3,769	63
Total cost of sales	$143,169	50%	$153,063	41%	$(9,894)	(6)%
Provision for loan losses.    Provision for loan losses decreased by $30.1 million, or 23%, from $133.2 million for the nine months ended September 30, 2020 to $103.1 million for the nine months ended September 30, 2021.
The tables below break out these changes by loan product:

	Nine Months Ended September 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(72,233)	(21,437)	(2,298)	(95,968)
Provision for loan losses	78,453	21,377	3,268	103,098
Ending balance	$40,188	$13,141	$2,880	$56,209
Combined loans receivable(1)(2)	$306,229	$194,459	$35,142	$535,830
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	7%	8%	11%
Net charge-offs as a percentage of revenues	41%	20%	38%	33%
Provision for loan losses as a percentage of revenues	45%	20%	53%	36%

	Nine Months Ended September 30, 2020
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$52,099	$28,852	$1,041	$81,992
Net charge-offs	(108,397)	(54,044)	(1,437)	(163,878)
Provision for loan losses	90,615	40,607	1,994	133,216
Ending balance	$34,317	$15,415	$1,598	$51,330
Combined loans receivable(1)(2)	$234,277	$158,517	$9,179	$401,973
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	10%	17%	13%
Net charge-offs as a percentage of revenues	46%	40%	69%	44%
Provision for loan losses as a percentage of revenues	38%	30%	96%	36%
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

Total loan loss provision was 36% of revenues for both the nine months ended September 30, 2021 and the nine months ended September 30, 2020, which was below our targeted range of 45% to 55%. For the nine months ended September 30, 2021, net charge-offs as a percentage of revenues decreased to 33% compared to 44% in the prior year period. The decrease in these credit performance metrics is due to the limited new loan originations in the first half of 2021 which had historically low credit loss metrics and are expected to return to our target levels due to the increased origination volume in the second half of 2021 and a return of the loan portfolios to a more normalized credit profile. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and continue to adjust our underwriting and credit policies to mitigate any potential negative impacts. As loan demand returns to pre-pandemic levels and the loan portfolio grows, we expect our total loan loss provision as a percentage of revenues to be within our targeted range of approximately 45% to 55% of revenue.
The combined loan loss reserve as a percentage of combined loans receivable totaled 11% and 13% as of September 30, 2021 and September 30, 2020, respectively. This year-over-year decrease reflects the reduction in credit losses experienced by the portfolio during the COVID-19 pandemic due to reduced demand, reduced origination activity and various government stimulus programs. We would expect the loan loss reserve to increase as we originate more new customers and return the portfolio to a normalized credit profile. Past due loan balances at September 30, 2021 were 9% of total combined loans receivable-principal, up from 6% from a year ago due to the number of new customers originated beginning in the second quarter of 2021 which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, are no longer offering specific COVID-19 payment deferral programs, but continue to offer other payment flexibility programs if certain qualifications are met. We are continuing to see that most customers are meeting their scheduled payments once they exit the payment deferral program. We anticipate the combined loan loss reserve as a percentage of combined loans receivable, as well as our past due balances as a percentage of total combined loans receivable-principal, will move toward historic norms as we continue to grow our loan portfolio.
Direct marketing costs.    Direct marketing costs increased by $16.5 million, or 118%, from $13.9 million for the nine months ended September 30, 2020 to $30.4 million for the nine months ended September 30, 2021. We had limited marketing activities and new loan origination volume in 2020 in response to the COVID-19 pandemic. We have seen a return to more normalized new customer acquisition in all three loan products in the third quarter of 2021 as the economy continues to recover from the COVID-19 pandemic and demand for the loan products returns. For the nine months ended September 30, 2021, the number of new customers acquired increased to 122,558 compared to 47,054 during the nine months ended September 30, 2020. We anticipate our direct marketing costs will continue to increase as we focus on growing our loan portfolio. Our CAC was lower for the nine months ended September 30, 2021 at $248 as compared to the nine months ended September 30, 2020 at $295, with the second and third quarters of 2020 not reflective of our historical CAC due to the significant reduction in marketing activity and new loan originations due to the COVID-19 pandemic. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by $3.8 million, or 63%, from $5.9 million for the nine months ended September 30, 2020 to $9.7 million for the nine months ended September 30, 2021 primarily due to increased data verification costs resulting from increased loan origination volume.

Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$58,038	20%	$64,239	17%	$(6,201)	(10)%
Professional services	24,161	8	24,633	7	(472)	(2)
Selling and marketing	2,520	1	2,468	1	52	2
Occupancy and equipment	15,766	5	14,196	4	1,570	11
Depreciation and amortization	14,339	5	13,413	4	926	7
Other	2,242	1	2,568	1	(326)	(13)
Total operating expenses	$117,066	41%	$121,517	32%	$(4,451)	(4)%
Compensation and benefits.    Compensation and benefits decreased by $6.2 million, or 10%, from $64.2 million for the nine months ended September 30, 2020 to $58.0 million for the nine months ended September 30, 2021. This primarily resulted from a reduction in staff related to an operating expense reduction plan we implemented in the second and third quarters of 2020 in response to the pandemic.
Professional services.     Professional services decreased by $0.5 million, or 2%, from $24.6 million for the nine months ended September 30, 2020 to $24.2 million for the nine months ended September 30, 2021 due to decreased other outside services, partially offset by increased legal expenses.
Selling and marketing.    Selling and marketing was relatively flat year over year at $2.5 million for both the nine months ended September 30, 2020 and the nine months ended September 30, 2021.
Occupancy and equipment.    Occupancy and equipment increased by $1.6 million, or 11%, from $14.2 million for the nine months ended September 30, 2020 to $15.8 million for the nine months ended September 30, 2021 primarily due to increased web hosting expense, partially offset by decreases in additional licenses expense and rent.
Depreciation and amortization.     Depreciation and amortization increased by $0.9 million, or 7%, from $13.4 million for the nine months ended September 30, 2020 to $14.3 million for the nine months ended September 30, 2021 primarily due to the acceleration of a board member's non-compete agreement of $0.6 million with a slight depreciation expense increase between the two years.
Other.    Other operating expenses decreased by $0.3 million, or 13%, from $2.6 million for the nine months ended September 30, 2020 to $2.2 million for the nine months ended September 30, 2021 primarily due to decreased travel, and meals and entertainment expenses.

Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$26,897	9%	$37,408	10%	$(10,511)	(28)%

Net interest expense decreased 28% during the nine months ended September 30, 2021 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first nine months of 2021 decreased $115.9 million from the first nine months of 2020 due to debt paydowns, including the maturity of one of our term notes, partially offset by new draws to fund loan portfolio growth. This year-over-year reduction resulted in a decrease in interest expense of approximately $8.6 million. In addition, our average effective interest rate on notes payable outstanding has decreased from 10.5% for the nine months ended September 30, 2020 to 10.0% for the nine months ended September 30, 2021, resulting in a decrease in interest expense of approximately $1.9 million. At September 30, 2021, our effective cost of funds on new borrowings is 8%, which is expected to reduce our overall effective costs of funds as we continue to borrow on our debt facilities in the future.
The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
VPC Facility
Average facility balance during the period	$78,183	$167,043
Net interest expense	5,912	13,522
Effective cost of funds	10.1%	10.8%

ESPV Facility
Average facility balance during the period	$161,247	$208,894
Net interest expense	12,286	16,267
Effective cost of funds	10.2%	10.4%

EF SPV Facility
Average facility balance during the period	$87,725	100,863
Net interest expense	6,177	7,619
Effective cost of funds	9.4%	10.1%

EC SPV Facility
Average facility balance during the period	$33,747	$—
Net interest expense	2,513	—
Effective cost of funds	10.0%	—%
In July 2020, we entered into a new facility, the EC SPV Facility. As of September 30, 2021, we have drawn $50.5 million on the EC SPV facility. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, we qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV and EC SPV facilities effective January 1, 2021.
Non-operating income (loss)
As of September 30, 2020, we had accrued a $6.7 million estimated indemnification obligation related to a legal matter for a former executive of the Company. As of March 31, 2021, the indemnification obligation was paid and no further accrual remains. During the nine months ended September 30, 2021, we received a partial recovery of an indemnification payment we made related to a lawsuit for $0.5 million and also recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by impairment losses related to subleased assets of $0.9 million, resulting in non-operating income of $0.5 million
Income tax expense

	Nine Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense	$1,829	1%	$15,311	4%	$(13,482)	(88)%

Our income tax expense decreased $13.5 million, from $15.3 million for the nine months ended September 30, 2020 to $1.8 million for the nine months ended September 30, 2021. We recognized an uncertain tax position of $1.6 million in income tax expense due to a recent change in tax regulations in the state of Texas that impacted our previously recognized research and development state tax credits. Our effective tax rates for continuing operations for the nine months ended September 30, 2021 and 2020, were 369.5% and 27.4%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities. Our cash effective tax rate was approximately 1.5% for the first nine months of 2021.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) consists of an investment loss of $28.0 million, UK operating losses of $6.8 million for the first nine months of 2020, and a goodwill impairment loss of $9.3 million, partially offset by an income tax benefit of $28.1 million.
Net income (loss)

	Nine Months Ended September 30,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$(1,334)	—%	$24,723	7%	$(26,057)	(105)%
Our loss of $1.3 million for the nine months ended September 30, 2021 was down $26.1 million from net income of $24.7 million for the prior year period primarily due to a decrease in net income from continuing operations of $42.0 million resulting from increased loan loss provision and direct marketing expenses associated with loan origination growth, partially offset by eliminating the discontinued UK operations which resulted in a loss of $15.9 million in 2020.
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $85 million as of September 30, 2021 compared to cash and cash equivalents available of $201 million as of December 31, 2020, a decrease of $116 million, primarily due to debt payments. Our principal debt payment obligation of $18 million was paid off in January 2021 prior to its maturity in February 2021, and there are no additional required principal payments on our outstanding debt until January 2024. Throughout the first and second quarters, we made additional net paydowns on the debt facilities of approximately $70 million. As we are experiencing increased demand for the loan products resulting in increased origination volume, we are drawing down on our available debt facilities to fund the loan portfolio growth. In the third quarter, we made draws on the debt facilities of approximately $85 million. While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC, and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. We are continuing to assess minimum cash and liquidity requirements and implementing measures to ensure that our strong liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We principally rely on our working capital and our credit facility with VPC to fund the loans we make to our customers.
Stock Repurchase Program
At September 30, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024, inclusive of a $25 million increase to the plan authorized by the Board of Directors in January 2021. During the third quarter of 2021, we purchased 1.6 million common shares, roughly 5% of common shares outstanding at the beginning of the quarter, for a total of $5.7 million or $3.63 weighted average cost per share under our previously approved common stock repurchase program with $7.4 million available for further repurchases. As of September 30, 2021, we had repurchased approximately 31% of all common shares issued and outstanding since August 2019 under this common stock repurchase program.

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
On October 28, 2021, our Board of Directors authorized a $25 million increase to our existing $55 million common stock repurchase program, providing for the repurchase of up to $80 million of the our common stock through July 31, 2024. In addition, our Board of Director's approved an increase in the annual fiscal limit of repurchases from $25 million to $35 million.
Debt Facilities
VPC Facility
VPC Facility Term Notes
On January 30, 2014, we entered into the VPC Facility in order to fund our Rise product and provide working capital. The VPC Facility has been amended several times, with the most recent amendment effective July 31, 2020, to decrease the maximum total borrowing amount available and other terms of the VPC Facility.
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At September 30, 2021, the weighted average base rate on the outstanding balance was 2.49% and the overall interest rate was 9.49%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
There are no principal payments due or scheduled under the VPC Facility until the maturity date of the US Term Note. In January 2021, we paid down approximately $21 million, or 20%, of the current outstanding debt on the VPC Facility under the revolving feature noted above. The remaining outstanding debt on the US Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the VPC Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants as of September 30, 2021.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. The interest rate at December 31, 2020 was 15.73%. In January 2021, we paid off this term note prior to its maturity on February 1, 2021.
ESPV Facility
ESPV Facility Term Note
The ESPV Facility has a maximum borrowing amount of $350 million to be used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020 the weighted average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. At September 30, 2021, the weighted average base rate on the outstanding balance was 2.57% and the overall interest rate was 9.57%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $40 million, or 20%, of the current outstanding debt balance on the ESPV Facility under the revolving feature. The remaining outstanding debt on the ESPV Term Note matures on January 1, 2024.

All of our assets are pledged as collateral to secure the ESPV Facility. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the ESPV facility as of September 30, 2021.
EF SPV Facility
EF SPV Facility Term Note
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) to be used to purchase Rise installment loan participations from a third-party bank, FinWise Bank. Prior to execution of the agreement with VPC effective February 1, 2019, EF SPV was a borrower on the US Term Note under the VPC Facility and the interest rate paid on this facility was a base rate (defined as 3-month LIBOR, with a 1% floor) plus 11%. Upon the February 1, 2019 amendment date, $43 million was re-allocated into the EF SPV Facility and the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted average base rate on the outstanding balance at September 30, 2021 was 1.87% and the overall interest rate was 8.87%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity. In January 2021, we paid down approximately $19 million, or 20%, of the current outstanding debt balance on the EF SPV Facility under the revolving feature. The remaining outstanding debt on the EF SPV Term Note matures on January 1, 2024.
All of our assets are pledged as collateral to secure the EF SPV Term Note. The agreement contains customary financial covenants, including minimum cash and excess spread requirements, maximum roll rate and charge-off rate levels, maximum loan-to-value ratios and a minimum book value of equity requirement. We were in compliance with all covenants related to the EF SPV facility as of September 30, 2021.
EC SPV Facility
EC SPV Facility Term Note
VPC entered into a new debt facility with EC SPV on July 31, 2020. The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase Rise installment loan participations from a third-party bank, Capital Community Bank. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at September 30, 2021 was 2.20% and the overall interest rate was 9.20%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All of our assets and EC SPV are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for us such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. We were in compliance with all covenants related to the EC SPV facility as of September 30, 2021.

Outstanding Notes Payable
The outstanding balances of notes payable as of September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$79,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	174,600	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	132,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	50,500	25,000
Total	$437,500	$440,550
The change in the facility balances includes the following:
•US Term Note - Paydowns of $25.9 million and $10 million in the first and second quarter of 2021, respectively, and a draw of $11 million in the third quarter of 2021;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021 and a draw of $15 million in the third quarter of 2021;
•EF SPV Term note - Paydown of $18.7 million in the first quarter of 2021 and draws of $15 million and $43 million in the second and third quarter of 2021, respectively; and
•EC SPV Term Note - Draws of $5 million, $5 million, and $15.5 million in the first, second, and third quarters of 2021, respectively.
The following table presents the future debt maturities as of September 30, 2021:

Year (dollars in thousands)	September 30, 2021
Remainder of 2021	$—
2022	—
2023	—
2024	437,500
2025	—
Thereafter	—
Total	$437,500
On October 12, 2021, the Company entered into a $50 million financing facility, with an ability to increase the facility to $100 million, to fund continued growth of the Today Card product. The financing facility for the Today Card is provided by Park Cities Asset Management LLC.

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the nine months ended September 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$79,979	$224,259
Restricted cash	4,962	3,135
Loans receivable, net	479,621	373,024
Cash provided by (used in):
Operating activities - continuing operations	111,566	177,705
Investing activities - continuing operations	(199,462)	79,154
Financing activities - continuing operations	(28,281)	(102,915)
Our cash and cash equivalents at September 30, 2021 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $111.6 million in cash from our operating activities-continuing operations for the nine months ended September 30, 2021. This was down $66.1 million from the $177.7 million of cash provided by operating activities-continuing operations during the nine months ended September 30, 2020 due to a decrease in revenues realized for the nine months ended September 30, 2021 resulting from a smaller average loan portfolio and lower effective APR as compared to the prior year.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2021 and 2020, cash provided by (used in) investing activities-continuing operations was $(199.5) million and $79.2 million, respectively. The decrease was primarily due to an increase in net loans issued to customers and a growing loan portfolio compared to a declining loan portfolio year over year. The following table summarizes cash used in investing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash provided by (used in) investing activities - continuing operations
Net loans issued to consumers, less repayments	$(184,789)	$94,844
Participation premium paid	(4,020)	(2,823)
Purchases of property and equipment	(11,903)	(12,867)
Proceeds from sale of intangible assets	1,250	—
	$(199,462)	$79,154

Net cash used in financing activities
Cash flows from financing activities-continuing operations primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the nine months ended September 30, 2021 and 2020, cash used in financing activities was $28.3 million and $102.9 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash used in financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$109,500	$6,500
Payments on Notes payable	(112,550)	(94,000)
Debt issuance costs paid	(75)	(253)
Common stock repurchased	(24,453)	(14,739)
Proceeds from issuance of stock, net	480	381
Taxes paid related to net share settlement	(1,183)	(804)
	$(28,281)	$(102,915)
The decrease in cash used in financing activities-continuing operations for the nine months ended September 30, 2021 versus the comparable period of 2020 was primarily due to increased draws on our debt facilities, partially offset by payments on the facilities early in 2021 and increased stock repurchases in 2021.
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

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash provided by continuing operating activities	$111,566	$177,705
Adjustments:
Net charge-offs – combined principal loans	(70,636)	(125,232)
Capital expenditures	(11,903)	(12,867)
FCF	$29,027	$39,606
Our FCF was $29.0 million for the nine months ended September 30, 2021 compared to $39.6 million for the comparable prior year period. While our net cash provided by continuing operating activities decreased by $66.1 million, this was partially offset by a similar decrease of $54.6 million in net charge-offs - combined principal loans and a $1.0 million decrease in capital expenditures.
Operating and capital expenditure requirements
We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the VPC Facility, ESPV Facility, EF SPV Facility and EC SPV Facility, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least this year. Beginning in October 2021, we have a new debt facility for the Today Card to support its future growth. If our loan growth exceeds our expectations, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
CONTRACTUAL OBLIGATIONS
Our principal commitments consist of obligations under our debt facilities and operating lease obligations. There have been no material changes to our contractual obligations since December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
We previously provide services in connection with installment loans originated by independent third-party lenders (“CSO lenders”) whereby we acted as a credit service organization/credit access business on behalf of consumers in accordance with applicable state laws through our “CSO program.” The CSO program included arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. Under the CSO program, we guaranteed the repayment of a customer’s loan to the CSO lenders as part of the credit services we provided to the customer. As of September 30. 2021, the CSO program has completed its wind-down and the Company no longer has a guarantee under this program.
RECENT REGULATORY DEVELOPMENTS
Federal Regulations: The Consumer Financial Protection Bureau (“CFPB”) amended Regulation F, 12 CFR part 1006, which implements the Fair Debt Collection Practices Act (FDCPA), to prescribe Federal rules governing certain activities of debt collectors. The final rule, among other things, clarifies the information that a debt collector must provide to a consumer at the outset of debt collection communications and provides a model notice containing such information, prohibits debt collectors from bringing or threatening to bring a legal action against a consumer to collect a time-barred debt, and requires debt collectors to take certain actions before furnishing information about a consumer’s debt to a consumer reporting agency. The rule is effective on November 30, 2021.
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
On August 31, 2021, the U.S. District Court for the Western District of Texas issued an order in Community Financial Services Association of America, LTD. v. Consumer Financial Protection Bureau, granting the Bureau's motion for summary judgment and staying the date for complying with the CFPB's Rulemaking on Payday, Vehicle Title, and High-Cost Installment Loans for 286 days until June 13, 2022. On October 1, 2021, the trade groups appealed the Texas federal district court’s final judgment and argued that the compliance date should be 286 days after their appeal to the Fifth Circuit is resolved. On October 14, 2021, the Fifth Circuit Court of Appeals agreed to an extension of the compliance date until after resolution of the appeal. Regardless of outcome of the appeal, it is anticipated that the rule will increase costs and create challenges in the Company's collection activities.
State Privacy Laws: The California Consumer Privacy Act went into effect Jan. 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ballot initiative passed in November 2020, with the majority of its provisions becoming operative Jan. 1, 2023. Virginia passed the Consumer Data Protection Act which establishes a framework for controlling and processing personal data in the Commonwealth. The bill applies to all persons that conduct business in the Commonwealth and either (i) control or process personal data of at least 100,000 consumers or (ii) derive over 50 percent of gross revenue from the sale of personal data and control or process personal data of at least 25,000 consumers. The bill outlines responsibilities and privacy protection standards for data controllers and processors and has a delayed effective date of January 1, 2023. On July 7, 2021, Colorado Governor Jared Polis signed the Colorado Privacy Act into law that will go into effect on July 1, 2023. Once effective, covered entities will be required to provide Colorado residents with various privacy rights, including the right to access, correct, and delete their personal data and to opt out of the sale of their personal data. Covered entities also will need to provide privacy policy disclosures and create data protection assessments for certain types of processing activities. Ongoing implementation of and changes to state-enacted privacy laws will increase the Company's costs and could create challenges in the relevant markets.
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
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects and in accordance with federal and state guidelines, we expanded our payment flexibility programs for our customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30-60 days, and generally up to a maximum of 180 days on a cumulative basis. The customer will return to their normal payment schedule after the end of the deferral period with the extension of their maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Per FASB guidance, the finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan considering the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status. The COVID-19 payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. We and the bank originators continue to offer certain payment flexibility programs if certain qualifications are met.
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
At September 30, 2021, the Company recorded an uncertain tax position of $1.6 million, net and no liability was recorded at December 31, 2020. Tax periods from fiscal years 2014 to 2019 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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
Interest rate sensitivity
Our cash and cash equivalents as of September 30, 2021 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at September 30, 2021 was $79.6 million and the balance at December 31, 2020 was $122.6 million. The outstanding balance of our ESPV Facility was $174.6 million and $199.5 million at September 30, 2021 and December 31, 2020, respectively. The outstanding balance of our EF SPV Facility was $132.8 million at September 30, 2021 and the balance at December 31, 2020 was $93.5 million. The outstanding balance of our EC SPV Facility was $50.5 million and $25 million at September 30, 2021 and December 31, 2020, respectively. Based on the average outstanding indebtedness through the nine months ended September 30, 2021, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $2.2 million for the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows. Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, "Commitments, Contingencies and Guarantees" under the heading "Other Matters."
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
In order to serve our non-prime customers profitably we need to sufficiently price the risk of the transaction into the APR of our loans. If individual states or the federal government impose rate caps lower than those at which we can operate our current business profitably or otherwise impose stricter limits on non-prime lending, we would need to exit such states or dramatically reduce our rate of growth by limiting our products to customers with higher creditworthiness. Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to operate and facilitate the origination of loans for our bank partners. For example, Congressional bills that would create a national interest rate cap of 36% on consumer loans have been proposed at various times, including in 2009, 2013, 2015, 2017 and 2019. On July 28, 2021, a bill called the Veterans and Consumers Fair Credit Act of 2021 was introduced in the Senate. If enacted it would extend the 36% rate cap on payday and car-title lenders in the Military Lending Act (MLA) to cover all Americans. Although the proposed national rate cap may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. States have passed laws regulating the consumer financial services industry. For example, on January 1, 2020, California lending law changed to impose a rate cap of 36% plus the Federal Funds Rate set by the Federal Reserve Board for all consumer-purpose installment loans and in 2021 the Illinois legislature passed a law setting an interest rate cap of 36% on most consumer loans. States are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business us in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.

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
We may be subject to changes in our tax rates, new tax legislation or exposed to additional tax liabilities.
The tax laws applicable to our business, at local, state and federal levels, are subject to interpretation and may be subject to significant change. Changes in existing laws, the interpretation of existing laws, or introduction of new laws could have a material impact on our financial condition, results of operations or cash flows. The determination of our provision for income taxes and other tax liabilities involves significant judgment by management and there may be uncertainties regarding the ultimate tax determination. Our tax returns and positions are subject to review and audit by federal, state and local authorities. While we believe that our provisions and accrued liabilities are adequate to cover reasonably expected tax risk, there can be no assurance of any final outcome regarding any tax issue. An unfavorable outcome could have a material adverse impact on our effective tax rate, financial position, cash flows, or results of operations.
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
In 2017, the Colorado Administrator of the Uniform Consumer Credit Code filed complaints in state court against marketplace lenders Marlette Funding LLC and Avant of Colorado LLC. The Administrator asserted that loans to Colorado residents facilitated through the platform were required to comply with Colorado laws regarding interest rates and fees, and that those laws were not preempted by federal laws that apply to loans originated by WebBank, the federally regulated issuing bank who originated loans through Avant’s platform. The matter ultimately settled without a determination of which entity is the “true lender” but created certain safe-harbor transactional structures that the regulator would find indicative of the bank being the “true lender.” The settlement provides a safe harbor for the marketplace lending programs if certain criteria related to oversight, disclosure, funding, licensing, consumer terms, and structure are followed. Only the parties to the litigation are bound by this settlement and further, it only applies to closed-end loans offered by banks in conjunction with non-bank partners or fintechs partnering with banks that involve origination of loans through an online platform.

Additionally, in May 2015, the U.S. Court of Appeals for the Second Circuit issued its decision in Madden v. Midland Funding, LLC, where the court interpreted the scope of federal preemption under the National Bank Act (“NBA”) and held that a nonbank assignee of a loan originated by a national bank was not entitled to the benefits of federal preemption of claims of usury. The Second Circuit’s decision is binding on federal courts located in Connecticut, New York, and Vermont, but the decision could also be adopted by other courts. The Madden decision created some uncertainty as to whether non-bank entities purchasing loans originated by a bank may rely on federal preemption of state usury laws, which created an increased risk of litigation by plaintiffs challenging the interest rates charged in accordance with the terms of loans. The Madden decision, and any decisions with similar findings, may substantially reduce our operating efficiency and/or attractiveness to investors, possibly resulting in a decline in our operating results.
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
On October 27, 2020, the OCC issued its final rule to remove uncertainty and determine when a national bank or federal savings association makes a loan and is the "true lender" in the context of a partnership between a bank and a third party. The rule specified that a bank makes a loan and is the "true lender" if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) funds the loan. The rule became effective December 29, 2020. However, this rule was rescinded through a Congressional Review Act resolution and on June 30, 2021, President Biden signed the resolution to overturn the rule. The repeal of this rule does not directly impact Elevate, as the banks it works with are state banks which are regulated by the FDIC.
If we are deemed to be the “true lender,” then we could be subject to claims by borrowers, as well as enforcement actions by regulators. If a borrower or regulator were to successfully bring claims for violations of state consumer lending laws, including usury and licensing requirements, we could be subject to fines and penalties, including the voiding of loans and repayment of principal and interest to borrowers and investors. We might decide to, among other actions, limit the maximum interest rate and terms on certain loans, might decide to not offer certain products, might decide to not offer products in certain geographic locations, and some regulators could conclude we are subject to state laws, including licensing or registration in connection with services we provide to our Bank Partners. These actions may substantially reduce our operating efficiency and/or attractiveness to investors, possibly resulting in a decline in operating results, which could in turn adversely affect our business, financial condition and results of operations.

 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
At September 30, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $55 million of our common stock through July 31, 2024, inclusive of a $25 million increase to the plan authorized by the Board of Directors in January 2021. On October 28, 2021, our Board of Directors authorized an additional $25 million increase, providing for the repurchase of up to $80 million of the our common stock, as well as an increase in the annual fiscal limit of repurchases from $25 million to $35 million. There were no changes to the end date of the program. The Company purchased $3.3 million of common shares under its $10 million authorization during the second half of 2019 and during the year ended December 31, 2020, an additional 7,694,896 shares were repurchased at a total cost of $19.8 million, inclusive of any transactional fees or commissions. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for fulfillment of certain employee stock equity programs.
The following table provides information about our common stock repurchases during the quarter ended September 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
July 1, 2021 to July 31, 2021	401,694	$3.58	401,063	$11,631,185
August 1, 2021 to August 31, 2021	614,186	$3.33	560,348	$9,587,443
September 1, 2021 to September 30, 2021	605,749	$3.64	605,063	$7,384,545
Total	1,621,629	$3.51	1,566,474
(1)During the quarter ended September 30, 2021, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 55,155 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended September 30, 2021.
(2)Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1+	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.2+#	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.3+#	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.4+#	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC (1)
10.5+	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Chad Bradford and Elevate Credit Service, LLC
10.6+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Chad Bradford and Elevate Credit Service, LLC
10.7+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Chad Bradford and Elevate Credit Service, LLC
10.8+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Chad Bradford and Elevate Credit Service, LLC
10.9+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated July 23, 2020, by and between Chad Bradford and Elevate Credit Service, LLC
10.10	Financing Agreement, dated as of October 12, 2021, by and among Today SPV, LLC; Today Card, LLC; the Other Credit Parties; PCAM Credit XV, LLC; and Park Cities Asset Management, LLC
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
+	Indicates a management contract or compensatory plan.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1) Filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	November 5, 2021	By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Chad Bradford
Chad Bradford
Interim Chief Financial Officer (Principal Financial Officer)