Form 10-K
period 2021-12-31
Elevate Credit, Inc.
filed 2022-02-25
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant's common stock, par value $0.0004 per share, held by non-affiliates as of June 30, 2021 was approximately $99,506,052.
The number of shares outstanding of the Registrant's common stock, par value $0.0004 per share, as of February 23, 2022 was 30,959,845 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

TABLE OF CONTENTS
YEAR ENDED DECEMBER 31, 2020
INDEX TO FORM 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained throughout this Annual Report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenues, projected expenses, margins, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “seek,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, growth rate of revenue, cost of borrowing, credit losses, marketing costs, net charge-offs, gross profit or gross margin, operating expenses, operating margins, loans outstanding, loan loss provision, credit quality, ability to generate cash flow and ability to achieve and maintain future profitability;
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
•our ability to attract and retain necessary qualified directors, officers and employees to support our operations;
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
OUR MISSION
Our mission is to become the most trusted and preferred alternative credit provider for the New Middle Class - the more than 100 million credit constrained Americans.
OVERVIEW
Elevate, and the banks we support, provide financial solutions for everyday Americans. Our best-in-class platform enables customer-friendly online lending brands that utilize advanced AI underwriting. Elevate is reinventing non-prime credit with online products that provide financial relief today, and help people build a brighter financial future. We, along with the banks that license our technology, have originated $9.8 billion to more than 2.7 million customers.
We currently have two main business activities: 1) as a state-licensed lender ourselves and 2) as a service provider to FDIC-regulated banks. As of December 31, 2021, we had three primary lending product constructs - each with one brand. The three product constructs and brands are: Installment Loans (Rise), Lines of Credit (Elastic), and Credit Cards (Today Card).
OUR BUSINESS
Today, millions of Americans have low credit scores, often at no fault of their own. We estimate that approximately 31% of the US population has a credit score below 670.(1) As individuals' credit scores fall below the 670 FICO threshold, options for traditional credit dissipate. In fact, over one-third of Americans say they could not cover an emergency expense over $400 or would be forced to cover it by selling something or borrowing money,(2) and many Americans experience month-to-month income swings of more than 25%.(3) This enormous population of more than 100 million non-prime Americans is otherwise poorly served in the marketplace. Elevate, and the banks we support, help to fill that void with transparent products and brands that offer a pathway for customers to better credit. We call this "Good Today, Better Tomorrow."
In 2020, we, and the banks we support, offered enhanced COVID-19 related payment assistance tools to more than 80,000 customers, helping them navigate through the pandemic. Today, while we no longer offer the specific COVID-19 tools, we continue to offer payment assistance tools to customers that meet certain qualifications. This differentiates our products in the market, and moreover, we believe doing business this way is the right thing to do. We believe these tools are a win for our business and customers alike, and they will remain a key component of all Elevate brands in the future. We remain committed to transparent pricing with no prepayment penalties, as well as amortizing loan balances and flexible repayment schedules that let customers design the loan repayment terms they can afford. Our products reward successful payment history with rates on subsequent loans that can decrease over time and help customers improve their long-term financial well-being with features like credit bureau reporting, free credit monitoring and online financial literacy videos and tools.

(1) According to the Experian 2020 Consumer Credit Review.
(2) According to a Federal Reserve survey in 2021, 35% of American adults said they could not cover an emergency expense of $400 or would cover it by selling an asset or borrowing.
(3) "Most families experience high income volatility month-to-month and year-to-year. On average, families see large income swings—deviations of over 25 percent from their median monthly income—in five months of the year.” - Weathering Volatility 2.0, J.P Morgan Chase Institute 2019.

OUR SOLUTIONS
Our innovative online credit solutions provide immediate relief to customers today and can help them build a brighter financial future. Our Blueprint™ Platform currently enables installment loan products, line of credit products, and credit cards. Rise, Elastic and the Today Card user interfaces all happen online or through a mobile device for maximum accessibility and near immediate underwriting decisions. Customers are able to apply within minutes using a mobile-optimized online application. Credit determinations are typically made in seconds and a majority of loan application decisions are fully automated with no manual review required. Funds are typically available the next-day. Customers can elect to make payments via preapproved automated clearinghouse (“ACH”) authorization or other methods such as check or debit card transfer. These products reflect the deep experience of our management team in the online non-prime lending industry and utilize leading technology and proprietary risk analytics to effectively manage profitability and optimize the customer experience.
Each of these products reflects our “Good Today, Better Tomorrow” mission and offers competitive rates and responsible lending features along with credit building and financial wellness tools. The products currently in market have rates that can decrease over time (Rise installment loans), no punitive fees (Rise and Elastic products), an industry-leading five day "Risk Free Guarantee," credit bureau reporting, free credit monitoring, and online financial literacy tools. In addition, to help customers facing financial hardships, we have eliminated punitive fees, including returned payment fees and late charges, among others, on all products excluding our Today Card credit card, which does include some modest industry-standard fees. We also integrate payment assistance tools into all three products. These tools include payment grace periods, payment deferments, interest rate reductions, and/or principal and interest forgiveness. In 2021, these tools helped more than 75,000 customers.
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
Installment Loan - Rise
Our current installment loan brand, Rise, is the largest brand on the platform and operates as both a state-licensed lender in 12 states and is licensed to FDIC-regulated banks that originate in a total of 20 additional states. As the originator of the Rise loans in those states, the banks review and approve all marketing materials and campaigns and determine the underwriting strategies and score cutoffs used in processing applications. In addition, the banks define all program parameters and provide full compliance oversight over all aspects of the programs. Under the terms of our agreement with the banks, we provide the marketing services related to the Rise brand and license our technology platform and proprietary credit and fraud scoring models in order to help them originate and service the Rise customers. Our platform supports the banks' operational and compliance activities related to the Rise program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
Rise combined loans receivable(4) totaled $324.3 million, or 56% of our total combined loans receivable(4) as of December 31, 2021. Rise offers many customer-friendly features, including payment flexibility tools and rates that go down over time. As of December 31, 2021, more than 72% of established Rise installment loan customers in good standing had received a rate reduction after a refinance or on a subsequent loan. There are no origination fees, monthly fees, late fees, over-limit fees, or fees for returned payments on the product.
Line of Credit - Elastic
Our current line of credit brand, Elastic, is licensed by an FDIC-regulated bank and operates in 34 states. Elastic is designed to be a financial safety net, offering customers peace of mind to help cover unexpected expenses through a fully-online draw feature. There are no origination fees, late fees, monthly fees, or over-limit fees. Additionally, customers must make a 10% mandatory principal reduction payment each month designed to encourage the full repayment of the original loan amount in approximately 10 months or less. As of December 31, 2021, Elastic loans receivable totaled $207.9 million, compared to $163.2 million at December 31, 2020.

(4) Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.

Similar to our agreements with the banks that license the use of Rise installment loans, under the terms of our Elastic agreements with the bank, we provide marketing services and license our technology platform and proprietary credit and fraud scoring models to originate and service Elastic customers. As the originator of the Elastic lines of credit, the bank reviews and approves all marketing materials and campaigns and determines the underwriting strategies and score cutoffs used in processing applications. The bank defines all program parameters and provides full compliance oversight over all aspects of the program. Our platform supports the bank's operational and compliance activities related to the Elastic program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.
Credit Card - Today Card
Our credit card brand, the Today Card, is the newest and fastest growing brand enabled by our platform, with 228% year-over-year growth in the number of active customers during 2021. Today Card offers credit constrained Americans many of the credit card features often reserved for prime customers. These features include higher line sizes up to $3,500, family flexibility, and credit score monitoring. Originated by an FDIC-regulated bank under the licensed Mastercard brand, Today Card is our lowest APR product, with an effective APR of 31% for the year ended December 31, 2021, and allows us to serve a broader spectrum of non-prime Americans. As of December 31, 2021, Today Card credit cards receivable totaled $50.2 million, compared to $14.5 million at December 31, 2020. In 2020, we followed a specific limited growth plan focused on customer response rates and credit quality. In 2021, we expanded our growth plan and customer response to the Today Card has been very strong, with high response rates and customer engagement, as well as positive customer satisfaction scores. We will look to continue to scale this product in 2022.
OUR ADVANTAGES
Our leadership has decades of experience and deep knowledge to offer both customers and banks innovative online credit solutions. We believe the following are our key advantages:
Blueprint™ - Our Adaptable and Nimble Platform
Over the last two years, we have reconfigured our entire tech stack and platform into one user-friendly module. We believe the Blueprint™ platform to be an industry leader in customer user experience and adaptability to bank needs. The new Blueprint™ platform allows us to move features and tools seamlessly and effectively across brands. The platform will also enable future products and brands to quickly reach market, while providing banks and others the ability to modify features, rates, and other functionalities. The Blueprint™ platform combines our user-friendly application management system, our proprietary underwriting technology, and account management functionality. We believe this offers the ability to expand to new products and brands and will prove to be an advantage for banks that license our platform.
Industry Leading Risk Analytics and Underwriting
Traditional approaches for underwriting credit, such as FICO scores, are not adequate for non-prime customers who may have significant derogatory credit history, or no credit history at all. Unlike many lenders that may purchase wholesale data, we have invested to create our own data infrastructure to process bank data and variables from numerous sources. Our risk analytics infrastructure (all housed within Blueprint™) uses a massive (approximately 80+ terabyte) database composed of more than ten thousand potential data variables. We use machine learning to enhance our models and see continuous improvement. Our proprietary credit and fraud scoring models allow not only for the scoring of a broad range of non-prime customers, but also across a variety of products, channels, geographies, and regulatory requirements. These models continue to expand to include new variables and bank transaction data, which greatly increases our ability to model customer behaviors.

Cumulative principal loss rates as a percentage of originations by loan vintage
35%
30%
25%
20%
15%
10%
5%
0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40 41
2018
2017
2019
2021
2020
2013
2014
2015
2016
2017
2018
2019
2020
2021

The above loss curves show our underwriting improvements by vintage, excluding the Today Card, although we note that the 2020 and 2021 vintages are not yet fully mature from a loss perspective. Furthermore, our discontinued UK operations are presented in the 2013-2017 vintages.
Marketing
Our current three brands benefit from years of deep knowledge and customer research specifically on non-prime customers. The current brands are well known in the segment with customer satisfaction scores between 89% and 95% among new customers in 2021.

Our advantages in marketing also include our mix of acquisition channels. Historically, we and the banks that license our technology have focused on direct mail efforts. Direct mail continues to be the largest channel and within the customer acquisition cost ("CAC") targets, or in the case of our Today Card brand, much lower than our CAC targets. Throughout 2021, we expanded our strategic partners channel substantially. We see considerably more space to grow this channel further and reach wider audiences. Digital marketing will be a stronger focus for us going forward as we facilitate the launch of new brands.

Commitment to Transparency, Lower Rates, and Flex Programs
Our goal for non-prime customers is not only to fill their credit needs today, but to help them gain their financial footing. We call this “Good Today, Better Tomorrow.” Embedded in all of our brands are tools that we have learned, through experience and customer research, make a difference in customers’ lives. These tools include rates that go down over time, transparency in fee structure, no punitive or late fees, and most recently, payment flexibility tools. Approximately 72% of established Rise installment loan customers in good standing have seen their rate reduced. Over the course of the last year, over 75,000 customers used some form of payment flexibility. These payment flexibility tools were rolled out in the early stages of the pandemic but will continue to be a part of our brands into the future. We believe our ability to mold products to customer needs and offer pathways to lower priced products and better credit scores helps distinguish us in the industry.
Market Size and Legacy Competition
We estimate that over 100 million Americans do not have access to traditional lending products. This population is poorly served by banks and equally poorly served by legacy competitors, like payday and title loans. By continuing to innovate and reducing prices, we believe our long-term growth potential is immense. Customers continue to seek transparent, trusted, online solutions for their financial life. We strive to fill that enormous gap.
OUR STRATEGY
Grow Existing Brands
We hope to grow all the brands in our existing product portfolios. Each product portfolio saw substantial growth in 2021 from 2020 lows, and we anticipate increased growth among all our product portfolios, particularly our Today Card portfolio, as it is our newest product. We, along with the banks we support, see opportunities in all marketing channels to expand portfolio size.
Within Targeted Financial Metrics
We base growth on two key metrics: CAC and charge-off rates. We aim to keep CAC within $250-300 and charge-off rates between 20-25%. Beyond that, we closely monitor the unit economics of each brand, and manage our business to key long-term targets such as 20% adjusted EBITDA margin(6). We aim to reach these targets as the portfolio matures over time.
UK operations presented in 2013-2018 only.
(5) 2020 represents limited marketing expense and customer acquisitions.
(6) Adjusted EBITDA margin is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information and for reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.

Capital Allocation
We allocate cash flow to three key areas: growth, debt paydown, and stock buyback. We base these decisions on long-term economic value add for shareholders, while also ensuring our ability to innovate and support non-prime consumers. In 2021, we utilized all three allocations by: 1) growing the combined loans portfolio approximately 40%, 2) paying down approximately $70 million, net on our debt facilities, and 3) buying back 19% of our outstanding common shares.
New Partnerships on the Blueprint™ Platform
We anticipate the ability to add new partnerships and products onto our new platform. The new partnerships and brands, or white labeled brands, will contribute to our growth and strategy in the future. Our new brands will focus on lower price points and meeting customers at the point of need.
Other Revenue
In 2021, we launched the new Elevate.com as a non-prime consumer hub for financial wellness tools. The new site also includes a marketplace for our brands and other resources that will benefit non-prime consumers. Although we do not anticipate substantial revenue in 2022, we plan to scale this offering in the future.
OUR HUMAN CAPITAL AND COMMITMENT TO ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
Human capital
We are committed to building and nurturing a distinctive corporate culture of innovation, excellence, collaboration and integrity. Our key company values based on how we expect ourselves to serve customers, owners and each other are:
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
Win Together. Our goals are too big to achieve as individuals. Collaboration is not a by-product of our work; it is the primary focus. It is also more fun.
Do the Right Thing. Doing the right thing is not optional. We hold each other to the highest standards and earn our reputation every day.
Our values are reinforced in all aspects of our employees’ relationship with our company, including during the recruiting process, quarterly check-ins, and annual performance reviews. Each quarter, employees who demonstrate these values are nominated for “Smart Awards,” and individuals and teams are selected and recognized at all-company Town Hall meetings. We are focused on attracting talented employees who embody innovation, collaboration, and commitment to our core values. An integral part of our hiring process is our intern program, which helps to ensure we continually have a pipeline of talent throughout the year.
The technology sector is rapidly evolving, so we meaningfully invest in programs like Azure certification to advance the skills of our workforce. Elevate employees have achieved over 300 Azure fundamentals and advanced-role certifications as of December 31, 2021. We retain talent by providing market-competitive compensation and benefits, including flexible work arrangements, incentives and recognition programs, leadership development opportunities, tuition assistance, community involvement programs, and by fostering a company culture that gets stronger each year.
Elevate was named a “2021 Best Workplace in Texas” by Great Place to Work. We are focused on creating an exceptional workplace and launched a new partnership with Gallup to identify strengths and improvement opportunities to make Elevate an even better place to work. We believe this reflects our commitment to build a strong and lasting company and corporate culture. We expanded Employee Resource Groups, which are voluntary, employee-led groups that help connect communities, raise broader awareness around Diversity, Equity and Inclusion ("DEI"), and enable us to leverage our differences.

Based on employee feedback, we have adopted a hybrid work approach that is designed to enable collaboration while offering our employees flexibility within a framework. We have two Connection Days a month where employees who live in the Dallas-Fort Worth area ("DFW") are encouraged to work from the office to strengthen relationships and improve collaboration. We empower our leaders to work with their teams and align on in-office expectations that work for each team. We implemented a remote work policy for full-time employees who wish to live outside DFW, which expanded our ability to attract and retain talent - we now have employees in 15 states and growing.
Employee well-being has always been top of mind for us, and with the recent rise in mental health concerns, focusing on well-being is more important than ever. In 2021, we launched a well-being framework to support our employees and partnered with Headspace to provide employees with a science-backed mindfulness and meditation app. We continue to offer relief time off for COVID-19 related issues and offer occasional half days to support our employees and give them additional time to recharge. Our working parents are provided flexible schedules to assist in managing work and childcare responsibilities and Elevate was recently named for a third year in a row a “Best Place for Working Parents” in DFW. Our onboarding experience and employee development programs transitioned to hybrid delivery, and we supported staff with virtual breakrooms, health challenges, and we finished the year with a festive holiday event.
We’re committed to supporting local charitable organizations that make a difference in our community. We provide each employee with 16 hours of paid volunteer time each year, and we hosted a Feed the Community Challenge during National Volunteer Month to encourage employees to team up to help support our local food banks. Over the summer, we hosted an Elevate our Community raffle, which provided approximately 111,000 meals to local neighbors in need. We also held a Charity Swag sale with our unused company products, raising money to benefit Junior Achievement. In 2021, we gave to over 35 non-profit organizations, and we launched a new Give for Good matching gift program to help double the impact of employee donations to organizations that are important to them.
As of December 31, 2021, we had 436 full-time employees, including 211 in technology, 43 in risk management, 62 in marketing and product development, 60 in customer support and loan operations and 60 in general and support functions. We also outsource certain functions, such as collections and customer service to increase efficiencies and scalability. We use an internal quality team to review and improve third-party performance.
Environmental, Social, and Governance
Elevate continues to make advancements in Environmental, Social, and Governance initiatives. These efforts are spearheaded by our Chief Human Resources Officer and Chief Diversity Officer. Over the last year, we have created a mission for these efforts to be included and forefront in employee communications.
Guided by our mission, we are driven by a shared responsibility to act as a positive force among our employees, customers, and communities. We accomplish this through our core belief of doing the right thing — a principle that shapes our approach to the environment, to society and to our own corporate governance. Through conscientious thought, planning and action, we are committed to being a source of good wherever and whenever we can.
These efforts in 2022 include company-wide climate consciousness, well-being and DEI focus for employees, business ethics tracking, and a continued commitment to customer financial health.
OUR REGULATORY ENVIRONMENT
The online consumer loan products we currently originate or support are subject to a range of laws, regulations and standards that address consumer lending, banking, credit services, consumer protections and reporting, information sharing, marketing, debt collection, data protection, state licensing and interest rate and term limitations, among other things.
All products are subject to supervision, regulation and / or enforcement by numerous regulatory bodies—from state regulators, attorneys general, and federal regulators, like the CFPB, the FTC and in some cases the FDIC. Consistent with regulatory expectations, we have an extensive compliance program and internal controls.
For a discussion of the risks related to our regulatory environment, see “Risk Factors—Other Risks Related to Compliance and Regulation.”

State and local regulation and licensing applicable to products originated by Elevate
The Rise loans we originate directly to customers are regulated under a variety of enabling state statutes. The scope of state regulation, including permissible interest rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the maximum interest rate and fees that may be charged. Where licensing or registration is required, we are subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of loans and other administrative enforcement actions. These Rise loans are available in the following 12 states: Alabama, Delaware, Georgia, Idaho, Illinois, Mississippi, Missouri, New Mexico, North Dakota, South Carolina, Utah and Wisconsin. In these states, Rise may also be subject to additional municipal regulations and ordinances related to, for example, certain non-bank loan products and debt collection. The scope of municipal regulations and ordinances vary. Several state regulators have publicly expressed their intent to increase supervision and enforcement of consumer protection laws against supervised entities. State consumer protection and privacy laws also apply to Rise loans. In many states, legislators and attorneys general could increase their focus or enforcement of these consumer protection statutes. If this were to occur, it could result in additional regulatory oversight and enforcement on our business.
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
Military Lending Act.    The Military Lending Act (“MLA”) restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration if a dispute arises concerning the consumer credit product. The MLA covers Elastic, Rise and the Today Card and restricts our, or our bank partners', ability to offer our products to military personnel and their dependents above a 36% MAPR. Failure to comply with the MLA may limit our ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm our business.
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
Fair Debt Collection Practices Act.    The federal Fair Debt Collection Practices Act (the “FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors and debt buyers when collecting consumer debt. The CFPB also recently passed Regulation F, which implements the FDCPA and inter alia, places additional restrictions on collection activities (including call frequency), gives consumers additional rights, and requires additional disclosures. While the FDCPA and Regulation F generally do not apply to first-party creditors collecting their own debts or to servicers when collecting debts that were current when servicing began, we use the FDCPA and Regulation F as a guideline for all collections. We require all vendors and third parties that provide collection services on our behalf to comply with the FDCPA and Regulation F to the extent possible. We also comply with state and local laws that apply to creditors and provide guidance and limitations similar to the FDCPA and Regulation F.

Fair Credit Billing Act. The Fair Credit Billing Act ("FCBA") protects consumers from prejudicial or unfair billing practices in open-ended lines of credit and credit cards. It lays out consumers' rights to dispute credit card issuers' charges and addresses consumer redress for common billing errors.
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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services, including the consumer loans that we offer. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. For a discussion of the risks to our business related to CFPB regulation, see “Risk Factors— The CFPB may have examination authority over our consumer lending business that could have a significant impact on our business.”
Federal Trade Commission
The FTC enforces the safeguarding requirements of the GLBA against non-banks pursuant its authority to enforce Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices. In addition, the FTC has a history of pursuing enforcement actions against non-bank lenders and online lead generators for alleged unfair or deceptive acts or practices in connection with the marketing or servicing of consumer credit products and services. Like the CFPB, the FTC may issue fines and corrective orders that could require us to make revisions to our existing business models. The FTC has jurisdiction over Elevate and its business practices.

OUR INTELLECTUAL PROPERTY
Protecting our rights to our intellectual property is critical, as it enhances our ability to offer distinctive services and products to customers, which differentiates us from our competitors. We rely on a combination of trademark laws and trade secret protections in the US and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect the intellectual property rights related to our proprietary analytics, predictive underwriting models and software systems. We have either registered trademarks and/or pending applications in the US for the marks Elevate, Rise, Elastic, Today Card and Blueprint™. Our trademarks are materially important to us and we anticipate maintaining them and renewing them.
OUR HISTORY
We were created through the spin-off of the direct lending and branded product businesses of TFI, which was founded in 2001. Prior to the spin-off transaction, TFI had two discrete lines of business: (1) a direct lender and branded product provider to non-prime consumers and (2) a licensor of its technology platform to third-party lenders. In order to allow each of these separate lines of business to focus on its relative strategic and operational strengths and future business plans, the board of directors of TFI decided to spin off its direct lending and branded products business into a separate company.
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
AVAILABLE INFORMATION
Our website address is www.elevate.com, and our investor relations website is located at http://investors.elevate.com. Information on our website is not incorporated by reference herein. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov. You also may read and copy reports and other information filed by us at the office of the NYSE at 20 Broad Street, New York, New York 10005.
We make our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and all amendments to these reports, available free of charge on our investor relations website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics Policy, Related Party Transaction Policy, and charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee are available on our investor relations website. We will provide reasonable quantities of electronic or paper copies of filings free of charge upon request. In addition, we will provide a copy of the above referenced charters to stockholders upon request.

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
Risk Factor Summary
Risks Related to Our Business and Industry
•The COVID-19 pandemic has had and will likely continue to have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
•Fluctuations in interest rates could negatively affect transaction volume and our finance charges.
•We operate in an industry that is rapidly evolving. Failure to keep up with changes and developments in the non-prime lending industry could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
•Our most recent annual revenue declined from the prior year and we may not be able to maintain consistent profitability or grow in the future.
•Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
•Failure to effectively identify, manage, monitor and mitigate fraud risk on a large scale from incomplete or incorrect information provided to us by customers or other third parties could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
•Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs as a percentage of revenues, and our ability to price appropriately in response to this and other factors is essential. We rely on our proprietary credit and fraud scoring models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
•We depend on debt financing and our business could be adversely affected by a lack of sufficient financing at acceptable prices or disruptions in the credit markets, which could reduce our access to credit.
•We rely on relationships, which are generally non-exclusive and subject to termination, with marketing affiliates and other third parties to identify potential customers for our loans, and the growth of our customer base could be adversely affected if any such relationships are terminated or the number of referrals we receive is reduced.
•Our success and future growth depend on our successful marketing efforts, and if such efforts are not successful, our business, prospects, results of operations, financial condition or cash flows may be harmed.
•The failure of third parties to continue to provide certain key services to us in the current manner and at the current rates may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
•The determination of the fair values of our loan and credit card receivables portfolio involves unobservable inputs that can be highly subjective and may prove to be materially different that the actual economic outcome.
•Increased customer acquisition costs and/or data costs would reduce our margins.
•If we are not able to attract and retain qualified officers and key employees, or if such officers or employees are temporarily unable to fully contribute to our operations, our business could be materially adversely affected.
•Our loan business is seasonal in nature, which causes our revenues and earnings to fluctuate.
•We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
•We are subject to intellectual property disputes from time to time, and such disputes may be costly to defend.
•Current and future litigation or settlements or regulatory proceedings could cause management distraction, harm our reputation and have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
•We may be unable to use some or all of our net operating loss carryforward, which could have a material adverse effect on our results of operations, financial condition or cash flows.
Other Risks Related to Compliance and Regulation
•We, our marketing affiliates, our third-party service providers, and our bank partners are subject to complex federal, state and local lending and consumer protection laws, and if we fail to comply with applicable laws, regulations, rules and guidance, our business could be adversely affected.
•The regulatory landscape in which we operate is continually changing due to new CFPB rules, regulations and interpretations, as well as various legal actions that have been brought against others in marketplace lending. If litigation on similar theories were brought against us when we work with a federally insured bank that makes loans, rather than making loans ourselves and were such an action to be successful, our business, prospects, results of operations, financial condition or cash flows will be materially adversely affected.
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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The COVID-19 pandemic has had and will likely continue to have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
The COVID-19 pandemic and the governmental responses to the pandemic have resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the U.S. and globally, including the markets that we serve. Governmental responses to the pandemic have included orders closing businesses not deemed essential and shelter in place orders. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, rapid increases in unemployment, market downturns and volatility, disruptions to global supply chains and changes to consumer's behavior.

The effects of the pandemic on us could be exacerbated given that the pandemic, and preventative measures taken to contain or mitigate COVID-19 and any future variants, may increasingly have significant negative effects on consumer discretionary spending and demand for and repayment of our products. Further, many of our customers are experiencing layoffs, slowdowns, work stoppages and other changes in work and financial circumstances, diminishing their demand for loans, eligibility for loans and ability to repay loans. In addition, efforts we took in response to the pandemic, such as expanding our payment flexibility programs, or to mitigate the effects of the pandemic, such as implementing underwriting changes to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, have had and may continue to have other effects on our business and results of operations, such as by reducing loan origination volume, or may not be successful or may have other effects on our business and results of operations such as, for example, decreasing the average annual percentage rate ("APR") of our products or an adverse impact on the fair value of the loan portfolio.
Additionally, while we have successfully transitioned our employee base to a remote working environment, normal operations may be difficult to maintain, and our resources may be constrained. Similarly, the operations of our business partners and third-party service providers may be constrained, reducing the effectiveness of collections, credit bureau reporting, marketing or other aspects of our operations.
The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time, including, but not limited to, the actions taken and restrictions imposed to prevent the spread of COVID-19 and any future variants, the availability, acceptance, and effectiveness of vaccines, the duration and severity of any future outbreaks and the impacts on consumers, businesses and the global economy. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial condition and results of operations, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this "Risk Factors" section.
Fluctuations in interest rates could negatively affect transaction volume and our finance charges.
Our funding facilities are variable rate in nature and tied to either a base rate of the greater of the 3-month LIBOR rate, the five-year LIBOR swap rate or 1% at the borrowing date for Rise and Elastic, or for the Today Card facility, the Wall Street Journal ("WSJ") Prime Rate with a floor of 3.25%. Thus, any increase in the 3-month LIBOR rate or the WSJ Prime Rate could result in an increase in our net interest expense. Interest rate changes may also adversely affect our business forecasts and expectations and are highly sensitive to many macroeconomic factors beyond our control, such as inflation, recession, the state of the credit markets, changes in market interest rates, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. This would reduce profit margins unless there was a commensurate reduction in losses. Any material reduction in our interest rate spread could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. In the event that the spread between the rate at which we lend to our customers and the rate at which we borrow from our lenders decreases our business, prospects, results of operations, financial condition or cash flows will be harmed.
We operate in an industry that is rapidly evolving. Failure to keep up with changes and developments in the non-prime lending industry could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
•Developing and implementing new technology-driven products and services;
•Access to important marketing channels;
•Changes in consumer behavior;
•Access to adequate financing;
•Increasingly sophisticated fraudulent borrowing and online theft;
•Challenges with new products and new markets;

•Dependence on our proprietary technology infrastructure and security systems;
•Dependence on our personnel and certain third parties with whom we do business;
•Risks to our business if our systems are hacked or otherwise compromised;
•Evolving industry standards;
•Recruiting and retention of qualified personnel necessary to operate our business;
•Risks to our business relating to natural or man-made catastrophes, such as fires, hurricanes and tornadoes, floods, earthquakes, or other natural disasters, terrorist attacks, computer viruses and telecommunications failures; and
•Fluctuations in the credit markets and demand for credit.
We may not be able to successfully address these factors, which could negatively impact our business, prospects, results of operations, financial condition or cash flows.
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
Regulators and payment processors are scrutinizing certain online lenders’ access to the Automated Clearing House system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
When making loans in the US, we typically use the Automated Clearing House (“ACH”) system to deposit loan proceeds into our customer accounts and to withdraw authorized payments from those accounts. ACH transactions are processed by banks. It has been reported that US federal regulators have taken or threatened actions, commonly referred to as "Operation Choke Point," intended to discourage banks and other financial services providers from providing access to banking and third-party payment processing services to lenders in our industry. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. If we lost access to the ACH system because our payment processor was unable or unwilling to access the ACH system on our behalf, we would experience a significant reduction in customer loan payments. Although we would notify consumers that they would need to make their loan payments via physical check, debit card or other method of payment a large number of customers would likely go into default because they are expecting automated payment processing. Any interruption or limitation on our ability to access the ACH system would have a material adverse effect on our business, financial condition and results of operations.
Failure to effectively identify, manage, monitor and mitigate fraud risk on a large scale from incomplete or incorrect information provided to us by customers or other third parties could cause us to incur substantial losses, and our operating results, brand and reputation could be harmed.
For the loans we originate through Rise, our growth depends on effective loan underwriting resulting in acceptable customer profitability. This is equally important for the Rise loans, Elastic lines of credit and Today Card credit card receivables originated by third-party banks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Our Results of Operations—Revenues.” Lending decisions by our originating lenders are made using our proprietary credit and fraud scoring models, which we license to them. Lending decisions are based on information provided by loan applicants and on information provided by consumer reporting agencies, including third-party data providers. Data provided by third-party sources is a significant component of our decision methodology. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, the credit score delivered by our proprietary scoring methodology may not accurately reflect the associated risk. Additionally, a credit score assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower's credit report.

Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:
•become past due in the payment of an outstanding obligation;
•defaulted on a pre-existing debt obligation;
•taken on additional debt; or
•sustained other adverse financial events.
Our resources, technologies and fraud prevention tools, which are used to originate or facilitate the origination of loans or lines of credit may be insufficient to accurately detect and prevent fraud. Inaccurate analysis of credit data that could result from false loan application information could harm our reputation, business and operating results. If credit and/or fraud losses increased significantly due to inadequacies in underwriting or new fraud trends, new customer originations may need to be reduced until credit and fraud losses returned to target levels, and business could contract.
In addition, our proprietary credit and fraud scoring models use identity and fraud checks analyzing data provided by external databases to authenticate each customer’s identity. The level of our fraud charge-offs and results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Online lenders are particularly subject to fraud because of the lack of face-to-face interactions and document review. If applicants assume false identities to defraud us the related portfolio of loans will exhibit higher loan losses. We have in the past and may in the future incur substantial losses and our business operations could be disrupted if we, or the originating lenders, are unable to effectively identify, manage, monitor and mitigate fraud risk using our proprietary credit and fraud scoring models.
It may be difficult or impossible to recoup funds underlying loans made in connection with inaccurate statements, omissions of fact or fraud. Loan losses are currently the largest cost as a percentage of revenues across our products. High profile fraudulent activity could also lead to regulatory intervention, negatively impact our operating results, brand and reputation and require us, and the originating lenders, to take steps to reduce fraud risk, which could increase our costs.
Any of the above risks could have a material adverse effect on our business, financial condition and results of operations.
Because of the non-prime nature of our customers, we have historically experienced a high rate of net charge-offs as a percentage of revenues, and our ability to price appropriately in response to this and other factors is essential. We rely on our proprietary credit and fraud scoring models in the forecasting of loss rates. If we are unable to effectively forecast loss rates, it may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our net charge-offs as a percentage of revenues for the years ended December 31, 2021 and 2020 were 39% and 41%, respectively. Because of the non-prime nature of our customers, it is essential that our products are appropriately priced, taking this and all other relevant factors into account. In making a decision whether to extend credit to prospective customers we and the originating lenders rely heavily on our proprietary credit and fraud scoring models. Our proprietary credit and fraud scoring models are based on previous historical experience. Typically, however, our models will become less effective over time and need to be rebuilt regularly to perform optimally. This is particularly true in the context of our preapproved direct mail campaigns. If we are unable to rebuild our proprietary credit and fraud scoring models, or if they do not perform up to target standards the products will experience increasing defaults or higher customer acquisition costs. In addition, any upgrades or planned improvements to our technology and credit models may not be implemented on the timeline that we expect or may not drive improvements in credit quality for our products as anticipated, which may have a material adverse effect on our business, financial condition and results of operations.
Any failure in our proprietary credit and fraud scoring models to adequately predict the creditworthiness of customers, assess prospective customers’ financial ability to repay their loans, or any or all of the other components of the credit decision process described herein fails, higher than forecasted losses may result. Furthermore, if we are unable to access the third-party data used in our proprietary credit and fraud scoring models, or access to such data is limited, the ability to accurately evaluate potential customers using our proprietary credit and fraud scoring models will be compromised. As a result, we may be unable to effectively predict probable credit losses inherent in the resulting loan portfolio, and we, and the originating lender, may consequently experience higher defaults or customer acquisition costs, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Additionally, any errors in the development and validation of any of the models or tools used to underwrite loans, such loans may result in higher delinquencies and losses. Moreover, if future performance of customer loans differs from past experience, which experience has informed the development of our proprietary credit and fraud scoring models, delinquency rates and losses could increase.

If our proprietary credit and fraud scoring models were unable to effectively price credit to the risk of the customer, lower margins would result. Either our losses would be higher than anticipated due to “underpricing” products or customers may refuse to accept the loan if products are perceived as “overpriced.” Additionally, an inability to effectively forecast loss rates could also inhibit our ability to borrow from our debt facilities, which could further hinder our growth and have a material adverse effect on our business, financial condition and results of operations.
We depend on debt financing and our business could be adversely affected by a lack of sufficient financing at acceptable prices or disruptions in the credit markets, which could reduce our access to credit.
We depend in part on debt financing primarily from Victory Park Management, LLC (“VPC”), an affiliate of Victory Park Capital and Park Cities Asset Management, LLC ("PCAM"). If VPC or PCAM became unwilling or unable to provide debt financing to us at prices acceptable to us, we would need to secure additional debt financing or potentially reduce loan originations. The availability of these financing sources depends on many factors, some of which are outside of our control.
The Elastic product, which is originated by a third-party lender, has a loan participation interest sold to Elastic SPV, Ltd. (“Elastic SPV”), a Cayman Islands entity. Elastic SPV has a loan facility with VPC in order to fund the loan participation purchases, for which we provide credit support, and we have entered into a credit default protection agreement with Elastic SPV that provides protection for loan losses. Similarly, the Rise loans originated by FinWise and CCB, have a loan participation interest sold to EF SPV, Ltd. (“EF SPV”) and EC SPV, Ltd. ("EC SPV"), both Cayman Islands entities. EF SPV and EC SPV have a loan facility with VPC in order to fund the loan participation purchases, for which we provide credit support, and we have entered into credit default protection agreements with both EF SPV and EC SPV that provide protection for loan losses. The Today Card product, which is originated by CCB, has a participation interest sold to Today SPV, LLC ("TSPV"). The TSPV Facility, which was entered into among TSPV and Today Card, LLC ("TC LLC"), both wholly-owned subsidiaries of the Company, and PCAM, is used to fund the loan participation purchases. Any voluntary or involuntary halt to these existing programs could result in the originating lenders halting further loan originations until an additional financing partner could be identified.
We may also experience the occurrence of events of default or breaches of financial or performance covenants under our debt agreements, which are currently secured by all our assets. Any such occurrence or breach could result in the reduction or termination of our access to institutional funding or increase our cost of funding. Certain of these covenants are tied to our customer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on customer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. We have covenants that are tied to our available cash and cash equivalents. We have cash commitments in 2022, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations", that may decrease our cash and cash equivalents during the year. If we breach any such covenant, we likely would seek to obtain a waiver from the applicable lender. While we have received such waivers in the past, we can provide no assurance that an affected lender would provide a waiver in the future. A reduction or termination of funding from our existing lenders could result in increases in our cost of capital, which would reduce our net profit margins.
In the future, we may seek to access the debt capital markets to obtain capital to finance growth. However, our future access to the debt capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or deterioration in the state of the capital markets or a negative bias toward our industry by market participants. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We rely on relationships, which are generally non-exclusive and subject to termination, with marketing affiliates and other third parties to identify potential customers for our loans and the growth of our customer base could be adversely affected if any such relationships are terminated or the number of referrals we receive is reduced.
We rely on strategic marketing affiliate relationships with certain companies for referrals of some of the customers to whom we issue loans, and our growth depends in part on the growth of these referrals. Additionally, we rely on preapproved marketing lists purchased from credit bureaus for our direct mailings and electronic offers. Many of our marketing affiliate relationships do not contain exclusivity provisions that would prevent such marketing affiliates from providing customer referrals to competing companies. In addition, the agreements governing these partnerships, generally, contain termination provisions, including provisions that in certain circumstances would allow our partners to terminate if convenient, that, if exercised, would terminate our relationship with these partners. These agreements do not contain a requirement that a marketing affiliate refer us any minimum number of customers. There can be no assurance that these marketing affiliates and other third parties will not terminate our relationship or continue referring business to us in the future, and a termination of any of these relationships or reduction in customer referrals to us could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our success and future growth depend on our successful marketing efforts, and if such efforts are not successful, our business, prospects, results of operations, financial condition or cash flows may be harmed.
We intend to continue to dedicate significant resources to marketing efforts. Our ability to attract qualified borrowers depends in large part on the success of these marketing efforts and the success of the marketing channels we use to promote our products. Our marketing channels include social media and the press, online affiliations, search engine optimization, search engine marketing, offline partnerships, preapproved direct mailings and television advertising. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new borrowers in a cost-effective manner or convert potential borrowers into active borrowers. If we are unable to recover our marketing costs through increases in website traffic and in the number of loans made by visitors to product websites, or if we discontinue our broad marketing campaigns, it could have a material adverse effect on our business, financial condition and results of operations.
The failure of third parties to continue to provide certain key services to us in the current manner and at the current rates may have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We are dependent on third parties to provide services to facilitate lending, loan underwriting, payment processing, customer service, collections and recoveries, as well as to support and maintain certain of our communication and information systems.
The loss of the relationship with any of these third parties, an inability to replace them or develop new relationships, or the failure of any of these third parties to provide its products or services, to maintain its quality and consistency or to have the ability to provide its products and services, could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings could also be adversely affected if any of those third-party providers make material changes to the products or services that we rely on or increase the price of their products or services.
The profitability of our Bank-Originated Products could be adversely affected by policy or pricing decisions made by the originating lenders.
We do not originate and do not ultimately control the pricing or functionality of our products originated by our bank partners (collectively the "Bank-Originated Products"). Each bank partner has licensed our technology and underwriting services and makes all key decisions regarding the marketing, underwriting, product features and pricing. We generate revenues from these products through marketing and technology licensing fees paid by the bank partners, and through our credit default protection agreements. If the bank partners were to change their pricing, underwriting or marketing of our Bank-Originated Products in a way that decreases revenues or increases losses, then the profitability of each loan, line of credit or credit card issued could be reduced. Although this would not reduce the revenues that we receive for marketing and technology licensing services, it would reduce the revenues that we receive from our credit default protection agreements with the bank partners and could have a material adverse effect on our business, financial condition and results of operations.

A decline in economic conditions could result in decreased demand for our loans or cause our customers’ default rates to increase, harming our operating results.
Uncertainty and negative trends in general economic conditions in the US and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult environment for companies in the lending industry. Many factors, including factors that are beyond our control, may impact our consolidated results of operations or financial condition or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, rising living expenses, inflation, energy costs and interest rates, as well as major medical expenses, divorce or death that affect our borrowers. If the US economy experiences a downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments.
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
We have many competitors. Our principal competitors are consumer loan companies, Credit Services Organizations ("CSO"), online lenders, credit card companies, consumer finance companies, pawnshops and other financial institutions that offer similar financial services. Other financial institutions or other businesses that do not now offer products or services directed toward our traditional customer base could begin doing so. Significant increases in the number and size of competitors for our business could result in a decrease in the number of loans that we fund, resulting in lower levels of revenues and earnings in these categories. Many of these competitors are larger than us, have significantly more resources and greater brand recognition than we do, and may be able to attract customers more effectively than we do.
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
Our business is highly dependent upon customers’ ability to access our website and the ability of our employees and those of the originating lenders, as well as third-party service providers, to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call center activities and processing and servicing of loans. Problems or errors with the technology platform and software of our systems, or a shut-down of or inability to access the facilities in which our internet operations and other technology infrastructure are based, such as a power outage, a failure of one or more of our information technology, telecommunications or other systems, cyber-attacks on, or sustained or repeated disruptions of, such systems could significantly impair our ability to perform such functions on a timely basis and could result in a deterioration of our ability to underwrite, approve and process loans, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could reduce new customer acquisition and negatively impact growth, which would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
Our business involves the storage and transmission of consumers’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the internet generally. While we have incurred no material losses from cyber-attacks or security breaches to date, a number of other companies have disclosed significant cyber-attacks and security breaches, some of which have involved intentional attacks. Attacks may be targeted at us, our customers, or both. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, our security measures may not provide absolute security.
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the Company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expand our internal usage of web-based products and applications, expand into new countries, or continue to allow our employee base to work remotely. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.
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
We frequently explore paths to expand our market reach and product portfolio. For example, we have launched or are in the process of launching other non-prime products like bank-originated installment loans, lines of credit and credit cards through our bank partners and the Today Card, a bank-originated credit card. In the future, we may elect to pursue new products, channels, or markets. However, there is always risk that these new products, channels, or markets will be unprofitable, will increase costs, decrease margins, or take longer to generate target margins than anticipated. Additional costs could include those related to the need to hire more staff, invest in technology, develop and support new third-party partnerships or other costs, which would increase operating expenses. In particular, growth may require additional technology staff, analysts in risk management, compliance personnel and customer support and collections staff. Although we outsource most of our customer support and collections staff, additional volumes would lead to increased costs in these areas.
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

In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. As of January 1, 2022, we have adopted ASU 2016-13 and its related amendments. As a result of the adoption of ASU 2016-13, our loans receivable will be carried at fair value with changes in fair value recognized directly in earnings going forward. We anticipate that adoption of this new methodology may have a material impact on our financial statements. We also expect that the internal financial controls processes in place for our loan loss reserve process will be impacted. In addition, if we fail to accurately forecast the collectability of our loans under this new methodology, we could be required to absorb such additional losses, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
The determination of the fair values of our loan and credit card receivables portfolio involves unobservable inputs that can be highly subjective and may prove to be materially different than the actual economic outcome.
As disclosed in Note 1 to the Consolidated Financial Statements, we began utilizing the fair value option for our loan and finance receivables portfolio effective January 1, 2022. The fair values of our loans and credit card receivables are determined using Level 3 inputs for which changes could significantly impact our fair value measurements. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, utilization rates on our line of credit accounts, estimated costs to service the portfolio, discount rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. Additionally, under the fair value option, these changes are generally recorded directly to statements of operations, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.
Increased customer acquisition costs and/or data costs would reduce our margins.
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
Our loan business is seasonal in nature, which causes our revenues and earnings to fluctuate.
Our loan business is affected by fluctuating demand for the products and services we offer and fluctuating collection rates throughout the year. Demand for our consumer loan products in the US has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds. This results in significant increases and decreases in portfolio size and profit margins from quarter to quarter. In particular, we typically experience a reduction in our credit portfolios and an increase in profit margins in the first quarter of the year. When we experience higher growth in the second quarter through fourth quarters, portfolio balances tend to grow and profit margins are compressed. Our cost of sales for the non-prime loan products we offer in the US, which represents our provision for loan losses, was historically lowest as a percentage of revenues in the first quarter of each year, corresponding to our customers’ receipt of income tax refunds, and increased as a percentage of revenues for the remainder of each year. This seasonality requires us to manage our cash flows over the course of the year. With the adoption of ASU 2016-13, the seasonality of our profit margins may be materially different than our historical experience under the prior guidance. If our revenues or collections were to fall substantially below what we would normally expect during certain periods, our ability to service debt and meet our other liquidity requirements may be adversely affected, which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
We may be unable to protect our proprietary technology and analytics or keep up with that of our competitors.
The success of our business depends to a significant degree upon the protection of our proprietary technology, including our proprietary credit and fraud scoring models. We protect our intellectual property with non-disclosure agreements and through standard measures to protect trade secrets. However, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. If competitors learn our trade secrets (especially with regard to marketing and risk management capabilities), it could be difficult to successfully prosecute to recover damages. A third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors could put us at a disadvantage relative to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
We, our officers and certain of our subsidiaries have been and may become subject to lawsuits that could cause us to incur substantial expenditures, generate adverse publicity and could significantly impair our business, force us to cease doing business in one or more jurisdictions or cause us to cease offering or alter one or more products. We are currently the subject of several pending lawsuits and class action claims with respect to the services we provide to the banks we work with and our lending practices under relevant state law. For more information, including a discussion of our pending legal proceedings see Item 3—Legal Proceedings and Note 14—Commitments, Contingencies and Guarantees in the Notes to the Consolidated Financial Statements included in this report.
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
Additionally, we include arbitration provisions in our consumer loan agreements. We take the position that the arbitration provisions in our consumer loan agreements, including class action waivers, are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including additional class action litigation.
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
We may be unable to use some or all of our net operating loss carryforward, which could have a material adverse effect on our results of operations, financial condition or cash flows.
At December 31, 2021, our net operating loss carryforward ("NOL") was approximately $84.1 million. We expect that our results from future operations will fully utilize the NOL carryforward. If not utilized, the NOL will begin to expire in 2036. If we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOL. If we are limited in our ability to use our NOL in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOL. This could have a material adverse effect on business, prospects, results of operations, financial condition or cash flows.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize the NOL or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not completed a Section 382 analysis through December 31, 2021. If we have previously had, or have in the future, one or more Section 382 “ownership changes,” including in connection with our IPO, we may not be able to utilize a material portion of our NOL.
We may be subject to changes in our tax rates, new tax legislation or exposed to additional tax liabilities.
The federal, state, and local tax laws applicable to our business are subject to interpretation and may be subject to significant change. Changes in existing laws, the interpretation of existing laws, or introduction of new laws could have a material impact on our financial condition, results of operations or cash flows. The determination of our provision for income taxes and other tax liabilities involves significant judgment by management and there may be uncertainties regarding the ultimate tax determination. Our tax returns and positions are subject to review and audit by federal, state and local authorities. While we believe that our provisions and accrued liabilities are adequate to cover reasonably expected tax risk, there can be no assurance of any final outcome regarding any tax issue. An unfavorable outcome could have a material adverse impact on our effective tax rate, our financial condition, results of operations or cash flows.

OTHER RISKS RELATED TO COMPLIANCE AND REGULATION
The consumer lending industry continues to be subject to new laws and regulations in many jurisdictions that could restrict the consumer lending products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.
State and federal governments regulatory bodies may seek to impose new laws, direct contractual arrangements with us, regulatory restrictions or licensing requirements that affect the products or services we offer, the terms on which we may offer them, including interest rate caps, and the disclosure, compliance and reporting obligations we must fulfill in connection with our lending business. They may also interpret or enforce existing requirements in new ways that could restrict our ability to continue our current methods of operation or to expand operations, impose significant additional compliance costs and may have a negative effect on our business, prospects, results of operations, financial condition or cash flows. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable or impractical to continue.
Furthermore, legislative or regulatory actions may be influenced by negative perceptions of us and our industry, even if such negative perceptions are inaccurate, attributable to conduct by third parties not affiliated with us (such as other industry members) or attributable to matters not specific to our industry. Any of these or other legislative or regulatory actions that affect our consumer loan business at the national, state and local level could, if enacted or interpreted differently, have a material adverse effect on our business, financial condition and results of operations and prohibit or directly or indirectly impair our ability to continue current operations. For a discussion of our regulatory environment, see “Item 1. Business—Our Regulatory Environment”.
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
•state laws and regulations that impose requirements related to loan or credit service disclosures and terms, credit discrimination, credit reporting, debt servicing, privacy and collection;
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
•the Servicemembers Civil Relief Act (the "SCRA") and similar state laws, which allow military members and certain dependents to suspend or postpone certain civil obligations, as well as limit applicable rates, so that the military member can devote his or her full attention to military duties;
•the Military Lending Act (the "MLA") and Department of Defense rules, which limit the interest rate and fees that may be charged to military members and their dependents, requires certain disclosures and prohibits certain mandatory clauses among other restrictions;
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
The FDIC has issued examination guidance affecting our bank partners and these or subsequent new rules and regulations could have a significant impact on our products originated by bank partners.
The Bank-Originated Products are offered by our bank partners using our technology, underwriting and marketing services. The bank partners are supervised and examined by both the states that charter them and the FDIC. If the FDIC or a state supervisory body considers any aspect of the products originated by bank partners to be inconsistent with its guidance, the bank partners may be required to alter the product.
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
On July 20, 2020, the FDIC announced that it is seeking the public's input on the potential for a public/private standard-setting partnership and voluntary certification program to promote the effective adoption of innovative technologies at FDIC-supervised financial institutions. Released as part of the FDiTech initiative, the request asks whether the proposed program might reduce the regulatory and operational uncertainty that may prevent financial institutions from deploying new technology or entering into partnerships with technology firms, including "fintechs." For financial institutions that choose to use the system, a voluntary certification program could help standardize due diligence practices and reduce associated costs. At this time, it is unclear what impact this request and potential proposal will have on our operations.

On July 13, 2021, the Federal Reserve, Office of the Comptroller of the Currency, and the FDIC issued proposed guidance on managing risks associated with third-party relationships, including relationships with fintech entities and bank/fintech sponsorship arrangements. The guidance sets forth expectations for managing risk throughout the life cycle of such arrangements, including planning, due diligence and contract negotiation, oversight and accountability, ongoing monitoring, and termination. We will continue to monitor this guidance as it potentially becomes final.
The regulatory landscape in which we operate is continually changing due to new CFPB rules, regulations and interpretations, as well as various legal actions that have been brought against others in marketplace lending. If litigation on similar theories were brought against us when we work with a federally insured bank that makes loans, rather than making loans ourselves and were such an action to be successful our business, prospects, results of operations, financial condition or cash flows will be materially adversely affected.
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
On October 27, 2020, the OCC issued its final rule to remove uncertainty and determine when a national bank or federal savings association makes a loan and is the "true lender" in the context of a partnership between a bank and a third party. The rule specified that a bank makes a loan and is the "true lender" if, as of the date of origination, it (1) is named as the lender in the loan agreement or (2) funds the loan. The rule became effective December 29, 2020. However, this rule was rescinded through a Congressional Review Act resolution and on June 30, 2021, President Biden signed the resolution to overturn the rule. The repeal of this rule does not directly impact us, as the banks we work with are state banks which are regulated by the FDIC.

In August 2020, eight state attorneys general - from California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia - filed an action in the U.S. District Court for the Northern District of California challenging the FDIC's valid-when-made rule. The FDIC's final rule clarifies that, under the Federal Deposit Insurance Act, whether interest on a loan is permissible is determined at the time the loan is made and is not affected by the sale, assignment, or other transfer of the loan. On February 8, 2022, the court ruled that the FDIC did not violate the Administrative Procedures Act in issuing the rule, and granted summary judgment in favor of the FDIC. The court also issued a similar ruling in favor of a challenge by the same state attorneys general to the OCC's valid-when-made rule. This is a positive development for the concept of valid-when-made as it relates to bank-issued loans.
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
Additionally, on October 22, 2020, under the direction of CFPB Director Kraninger, the CFPB issued an advance notice of proposed rulemaking (“ANPR”) soliciting feedback on how the CFPB should develop regulations to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Subject to rules prescribed by the CFPB, Section 1033 requires “covered persons” to make available to a consumer, upon request, information in the control or possession of the covered person concerning the consumer financial product or service that the consumer obtained from such covered person, including information related to any transaction, series of transactions or to the account, including costs, charges and usage data. On July 19, 2021, President Biden issued Executive Order 14036, which called on the CFPB to finalize rules under Section 1033 of the Dodd-Frank Act. At this time, it is difficult to accurately assess the likelihood of the impact that this and any future legislation or rules and regulations implementing Section 1033 could have on our business.

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
We have never declared or paid any dividends on our common stock. In addition, pursuant to our financing agreements, we are prohibited from paying cash dividends in certain circumstances, and we may be further restricted in the future by debt or other agreements we enter into. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, our management to report on, and, if we cease to be an emerging growth company our independent registered public accounting firm will have to attest to the effectiveness of, our internal control over financial reporting. Our management may conclude that our internal controls over financial reporting are not effective if we fail to cure any identified material weakness or otherwise.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We lease our corporate headquarters in Fort Worth, Texas pursuant to a lease that expires September 30, 2023 and covers 94,979 square feet. We also lease approximately 59,360 square feet of office space in Addison, Texas pursuant to a lease that expires June 30, 2026. In January 2021, we subleased a portion of the Addison office space consisting of approximately 6,772 square feet.

Item 3. Legal Proceedings
In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows. Our material legal proceedings are described in Part II. Item 8 of this Annual Report on Form 10-K in the Notes to Consolidated Financial Statements in Note 14, "Commitments, Contingencies and Guarantees" under the heading "Other Matters."

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Principal Market
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol "ELVT" on April 6, 2017.
Stockholders
There were 32 stockholders of record of Elevate common stock as of February 23, 2022.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. In addition, pursuant to our financing agreements, we are prohibited from paying cash dividends in certain circumstances. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
At December 31, 2021, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $80 million of our common stock through July 31, 2024, inclusive of two $25 million increases to the plan authorized by the Board of Directors in January 2021 and October 2021. During 2021, 7,337,227 shares were repurchased at a total cost of $27.5 million, inclusive of any transactional fees or commissions. We purchased $3.3 million of our common stock during the second half of 2019, and an additional $19.8 million of our common stock during 2020. The stock repurchase program, as amended, provides that up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The stock repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for the fulfillment of certain employee stock equity programs.
The following table provides information about our common stock repurchases during the quarter ended December 31, 2021.

Period	Total number of shares purchased(1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
October 1, 2021 to October 31, 2021	6,216	$2.34	—	$32,384,545
November 1, 2021 to November 30, 2021	383,724	3.48	357,629	31,139,755
December 1, 2021 to December 31, 2021	593,516	3.10	593,348	$29,301,612
Total	983,456	$3.24	950,977
(1) During the quarter ended December 31, 2021, certain RSUs and options were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 32,479 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended December 31, 2021.
(2) Includes fees and commissions associated with the shares repurchased.

Item 6. [Reserved]

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are risky to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.7 million customers with $9.8 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers. The VPC Facility has a maximum total borrowing amount available of $200 million at December 31, 2021. See “—Liquidity and Capital Resources—Debt facilities.”

We also license our Rise installment loan brand to two banks. FinWise Bank originates Rise installment loans in 17 states. This bank initially provides all of the funding, retains 4% of the balances of all of the loans originated and sells the remaining 96% loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $250 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EF SPV as a variable interest entity ("VIE") under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. Elevate is required to consolidate EC SPV as a VIE under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our consolidated financial results. The ESPV Facility has a maximum total borrowing amount of $350 million as of December 31, 2021.
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by CCB under the licensed MasterCard brand, and a 95% participation interest in the credit card receivable is sold to us. These credit card receivable purchases are funded through a separate financing facility (the "TSPV Facility"), and through cash flows from operations generated by the Today Card portfolio. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million. As the lowest APR product in our portfolio, Today Card allows us to serve a broader spectrum of non-prime Americans. The Today Card experienced significant growth in its portfolio size despite the pandemic due to the success of our direct mail campaigns, the primary marketing channel for acquiring new Today Card customers. We are following a specific growth plan to grow the product while monitoring customer responses and credit quality. Customer response to the Today Card is very strong, as we continue to see extremely high response rates, high customer engagement, and positive customer satisfaction scores.
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
•Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have maintained our strong credit quality. The credit quality metrics we monitor include net charge-offs as a percentage of revenues, the combined loan loss reserve as a percentage of outstanding combined loans, total provision for loan losses as a percentage of revenues and the percentage of past due combined loans receivable – principal.

•Margin expansion.    We aim to manage our business to achieve a long-term operating margin of 20%. In periods of significant loan portfolio growth, our margins may become compressed due to the upfront costs associated with marketing and credit provisioning expense associated with this growth. As we continue to rebuild and scale our portfolio from the impacts of COVID-19, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will be approximately 10% of revenues and our operating expenses will decline to 20% of revenues. While our operating margins may exceed 20% in certain years, such as in 2020 when we incurred lower levels of direct marketing expense and materially lower credit losses due to a lack of customer demand for loans resulting from the effects of COVID-19, we do not expect our operating margin to increase beyond that level over the long-term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
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
In 2020, we experienced a significant decline in the loan portfolio due to a lack of customer demand for loans resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020 and continuing into early 2021. Beginning in the second quarter of 2021, we experienced a return of demand for the loan products that we, and the bank originators we support, offer, resulting in significant growth in the loan portfolio from that point. This significant loan portfolio growth is resulting in compressed margins in 2021 due to the upfront costs associated with marketing and credit provisioning expense related to growing and “rebuilding” the loan portfolio from the impacts of COVID-19. We continue to target loan portfolio originations within our target CACs of $250-$300 and credit quality metrics of 45-55% of revenue which, when combined with our expectation of continuing customer loan demand for our portfolio products, we believe will allow us to return to our historical performance levels prior to COVID-19 after initially resulting in earnings compression.
Both we and the bank originators are closely monitoring the key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods but experienced historically low net charge-offs as a percentage of revenue in the second half of 2020 and early 2021. With the increased volume of new customer loans expected to be originated as we grow our loan portfolio back to our pre-pandemic size and the ending of government assistance, we expect an initial increase in net charge-offs in excess of our targeted range with a return of net charge-offs to our targeted range of 45-55% of revenue as the portfolio becomes more seasoned with a balance of new and returning customers. Further, we believe that the allowance for loan losses is adequate to absorb the losses inherent in the portfolio as of December 31, 2021.
We have implemented a hybrid remote environment where employees may choose to work primarily from the office or from home and gather collectively in the office on a limited basis. We have sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As a 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support without any material interruption in services.
COVID-19 has had a significant adverse impact on our business, and while uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment and expect continued loan portfolio growth and strong credit quality into the next year. We will continue assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle.
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
Revenues

	As of and for the years ended December 31,
Revenue metrics (dollars in thousands, except as noted)	2021	2020	2019
Revenues	$416,637	$465,346	$638,873
Period-over-period revenue decrease	(10)%	(27)%	(4)%
Ending combined loans receivable – principal(1)	558,759	399,822	607,149
Average combined loans receivable – principal(1)(2)	432,836	453,983	561,334
Total combined loans originated – principal	940,510	628,660	1,102,766
Average customer loan balance (in dollars)(3)	1,992	1,861	2,011
Number of new customer loans	168,339	68,245	159,725
Ending number of combined loans outstanding	280,506	214,848	301,959
Customer acquisition costs (in dollars)	$247	$297	$241
Effective APR of combined loan portfolio	95%	102%	113%
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
Average customer loan balance and effective APR of combined loan portfolio.    The average loan amount and its related APR are based on the product and the underlying credit quality of the customer. Generally, better credit quality customers are offered higher loan amounts at lower APRs. Additionally, new customers have more potential risk of loss than prior or existing customers due to lack of payment history and the potential for fraud. As a result, newer customers typically will have lower loan amounts and higher APRs to compensate for that additional risk of loss. The effective APR is calculated based on the actual amount of finance charges generated from a customer loan divided by the average outstanding balance for the loan and can be lower than the stated APR on the loan due to waived finance charges and other reasons. For example, a Rise customer may receive a $2,000 installment loan with a term of 24 months and a stated rate of 130%. In this example, the customer’s monthly installment loan payment would be $236.72. As the customer can prepay the loan balance at any time with no additional fees or early payment penalty, the customer pays the loan in full in month eight. The customer’s loan earns interest of $1,657.39 over the eight-month period and has an average outstanding balance of $1,912.37. The effective APR for this loan is 130% over the eight-month period calculated as follows:
($1,657.39 interest earned / $1,912.37 average balance outstanding) x 12 months per year = 130%
                8 months

In addition, as an example for Elastic, if a customer makes a $2,500 draw on the customer’s line of credit and this draw required bi-weekly minimum payments of 5% (equivalent to 20 bi-weekly payments), and if all minimum payments are made, the draw would earn finance charges of $1,125. The effective APR for the line of credit in this example is 107% over the payment period and is calculated as follows:
($1,125.00 fees earned / $1,369.05 average balance outstanding) x 26 bi-weekly periods per year = 107%
                20 payments
The actual total revenue we realize on a loan portfolio is also impacted by the amount of prepayments and charged-off customer loans in the portfolio. For a single loan, on average, we typically expect to realize approximately 60% of the revenues that we would otherwise realize if the loan were to fully amortize at the stated APR. From the Rise example above, if we waived $350 of interest for this customer, the effective APR for this loan would decrease to 103%. From the Elastic example above, if we waived $125 of fees for this customer, the effective APR for this loan would decrease to 95%.
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
The following tables summarize the changes in customer loans by product for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	103,426	37,937	26,976	168,339
Former customer loans originated	64,896	525	—	65,421
Attrition	(137,848)	(27,939)	(2,315)	(168,102)
Ending number of combined loans outstanding	134,414	110,628	35,464	280,506
Customer acquisition cost	$287	$272	$57	$247
Average customer loan balance	$2,310	$1,805	$1,370	$1,992

	Year Ended December 31, 2020
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	152,435	146,317	3,207	301,959
New customer loans originated	46,857	13,302	8,086	68,245
Former customer loans originated	56,427	348	—	56,775
Attrition	(151,779)	(59,862)	(490)	(212,131)
Ending number of combined loans outstanding	103,940	100,105	10,803	214,848
Customer acquisition cost	$324	$351	$52	$297
Average customer loan balance	$2,197	$1,572	$1,306	$1,861

	Year Ended December 31, 2019
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	142,758	165,950	447	309,155
New customer loans originated	108,813	47,677	3,235	159,725
Former customer loans originated	80,624	62	—	80,686
Attrition	(179,760)	(67,372)	(475)	(247,607)
Ending number of combined loans outstanding	152,435	146,317	3,207	301,959
Customer acquisition cost	$248	$240	$23	$241
Average customer loan balance	$2,297	$1,727	$1,368	$2,011
Recent trends.    Our revenues for the year ended December 31, 2021 totaled $416.6 million, a decrease of 10% versus the prior year period. Our revenues for the year ended December 31, 2020 totaled $465.3 million, a decrease of 27% versus the prior year period. Both the Rise and Elastic products experienced a year-over-year decline in revenues of 12% and 11%, respectively, which were attributable to reductions in year-to-date average loan balances due to the economic crisis created by the COVID-19 pandemic beginning in March 2020, which resulted in substantial government assistance to our potential customers that lowered demand for our products, and a lower Rise effective APR. This decline in revenue was partially offset by a year-over-year increase in revenues for the Today Card product, which more than tripled its average principal balance outstanding year-over year. We believe Today Card balances have increased despite the impact of COVID-19 due to the nature of the product (credit card versus installment loan or lines of credit), the lower APR of the product (effective APR of 31% for the year ended December 31, 2021, compared to Rise at 103% and Elastic at 94%) as customers receiving stimulus payments would be more apt to pay down more expensive forms of credit, and the added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
We are currently experiencing an increase in new and former customers as demand for the loan products provided by us and the bank originators began to return during the second quarter of 2021. This is in contrast to 2020 and early 2021 when the portfolio of loan products experienced significantly decreased loan demand for both new and former customers due to COVID-19, including the effects of monetary stimulus provided by the US government reducing demand for loan products. All three of our products experienced an increase in principal loan balances in 2021 compared to a year ago. Rise and Elastic principal balances at December 31, 2021 totaled $310.5 million and $199.7 million, respectively, up $82.2 million and $42.3 million, respectively, from a year ago. Today Card principal loan balances at December 31, 2021 totaled $48.6 million, up $34.5 million from a year ago.
Our CAC was lower in the year ended December 31, 2021 at $247 as compared to the prior year at $297, with the prior year not reflective of our historical CAC due to the significant reduction in new loan originations due to the COVID-19 pandemic. Our 2021 loan volume is being sourced from all our marketing channels including direct mail, strategic partners and digital. We’ve seen a marked improvement in loan volume from our strategic partners channel where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) that we developed within our new technology platform, Blueprint™. Blueprint™ will allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.

Credit quality

	As of and for the years ended December 31,
Credit quality metrics (dollars in thousands)	2021	2020	2019
Net charge-offs(1)	$163,705	$189,823	$330,317
Additional provision for loan losses(1)	22,125	(32,913)	(4,655)
Provision for loan losses	$185,830	$156,910	325,662
Past due combined loans receivable – principal as a percentage of combined loans receivable – principal(2)	10%	6%	10%
Net charge-offs as a percentage of revenues(1)	39%	41%	52%
Total provision for loan losses as a percentage of revenues	45%	34%	51%
Combined loan loss reserve(3)	$71,204	$49,079	$81,992
Combined loan loss reserve as a percentage of combined loans receivable(3)	12%	12%	13%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	6%	5%	6%	10%
2020	11%	10%	4%	5%
2019	13%	10%	10%	12%
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
The above chart depicts the historically low charge-off metrics from the third quarter of 2020 through the third quarter of 2021, due to COVID-19 pandemic impacts such as a lack of new customer demand, our implementation of payment assistance tools, and government stimulus payments received by our customers. Net principal charge-offs as a percentage of average combined loans receivable-principal for the fourth quarter of 2021 has returned to the levels consistent with 2019 due to the volume of new customers being originated as we rebuild the portfolio from the impacts of the COVID-19 pandemic and return to a more normalized credit profile.
In reviewing the credit quality of our loan portfolio, we break out our total provision for loan losses that is presented on our statements of operations under US GAAP into two separate items—net charge-offs and additional provision for loan losses. Net charge-offs are indicative of the credit quality of our underlying portfolio, while additional provision for loan losses is subject to more fluctuation based on loan portfolio growth, recent credit quality trends and the effect of normal seasonality on our business. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.

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
Recent trends.    Total loan loss provision for the year ended December 31, 2021 was 45% of revenues, which was within our targeted range of 45% to 55%, compared to 34% in the prior year period. For the year ended December 31, 2021, net charge-offs as a percentage of revenues totaled 39%, compared to 41% in the prior year period. The increase in total loan loss provision as a percentage of revenues in 2021 was due to the increase in new loan originations beginning in the second quarter of 2021 and the loan loss provisioning associated with a growing portfolio. We would expect to have higher charge-offs as a percent of revenue, as compared to our targeted range, in the first quarter of 2022 due to the heavier mix of new customer loans in the second half of 2021, which have a higher loss profile. We expect to return within our targeted range beginning in the second quarter as the portfolio seasons with a mix of new and returning customers. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans, which resulted in a decrease in net charge-offs as a percentage of revenue compared to last year. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. As loan demand continues to return to pre-pandemic levels and the loan portfolio grows, we expect our total loan loss provision as a percentage of revenues to be within our targeted range of approximately 45% to 55% of revenue.
The combined loan loss reserve as a percentage of combined loans receivable totaled 12%, 12% and 13% as of December 31, 2021, 2020 and 2019, respectively. The relatively steady loan loss reserve percentage reflects the stable credit performance of the portfolio, and we would expect the loan loss reserve to stabilize in the 12-13% range as we manage the portfolio to ensure a consistent mix of new and returning customers within the portfolio and return the portfolio to a normalized credit profile. Past due loan balances at December 31, 2021 were 10% of total combined loans receivable - principal, up from 6% from a year ago, due to the number of new customers originated beginning in the second quarter of 2021, and is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, are no longer offering specific COVID-19 payment deferral programs, but continue to offer other payment flexibility programs if certain qualifications are met. We are continuing to see that most customers are meeting their scheduled payments once they exit the payment deferral program. We anticipate the combined loan loss reserve as a percentage of combined loans receivable, as well as our past due loan balances as a percentage of total combined loans receivable-principal, will maintain at their historic norms as we continue to grow our loan portfolio with a consistent mix of new and returning customers.

We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated-principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through December 31, 2021 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 20% to 25% long-term targeted range. During 2019, we implemented new fraud tools that have helped lower fraud losses for the 2019 vintage and rolled out our next generation of credit models during the second quarter of 2019 and continued refining the models during the third and fourth quarters of 2019. Our payment deferral programs have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. The 2019 and 2020 vintages are both performing better than the 2017 and 2018 vintages. While still early, we would expect the 2021 vintage to be at or near 2018 levels or slightly lower given the increased volume of new customer loans originated this year and a return of net charge-offs to our targeted range of 45-55% of revenue. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of a prolonged crisis resulting from the COVID-19 pandemic.

Cumulative loss rates by loan vintage: Rise and Elastic[1,2]
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
2014
2013
2015
2016
2018
2017
2019
YTD Dec 2021
2020
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40
Months since origination
2013 2014 2015 2016 2017 2018 2019 2020 YTD Dec 2021

(1) The 2020 and 2021 vintages are not yet fully mature from a loss perspective.
(2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through December 31, 2021 for the 2020 account vintage is under 7%. While our 2021 account vintage is currently performing better than 2020, we expect the 2021 account vintage to have losses at or higher than the 2020 account vintage based on the volume of new customers originated in the second half of 2021. The Today Card requires accounts to be charged off that are more than 120 days past due which results in a longer maturity period for the cumulative loss curve related to this portfolio. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Twelve Months Ended December 31,
Margin metrics (dollars in thousands)	2021	2020	2019

Revenues	$416,637	$465,346	$638,873
Net charge-offs(1)	(163,705)	(189,823)	(330,317)
Additional provision for loan losses(1)	(22,125)	32,913	4,655
Direct marketing costs	(41,546)	(20,282)	(38,548)
Other cost of sales	(13,951)	(8,124)	(10,083)
Gross profit	175,310	280,030	264,580
Operating expenses	(155,980)	(159,819)	(163,011)
Operating income	$19,330	$120,211	$101,569
As a percentage of revenues:
Net charge-offs	39%	41%	52%
Additional provision for loan losses	6	(7)	(1)
Direct marketing costs	10	4	6
Other cost of sales	3	2	2
Gross margin	42	60	41
Operating expenses	37	34	26
Operating margin	5%	26%	16%
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
Recent operating margin trends.    For the year ended December 31, 2021, our operating margin was 5%, which was a decrease from 26% in the prior year period, as well as a decrease from 16% in 2019. The margin decreases experienced in 2021 were primarily driven by the upfront costs associated with credit provisioning and direct marketing expense associated with the increased new and former customer loan origination volume as we grow and rebuild our loan portfolio from the impacts of COVID-19. The margins achieved in 2020 were not reflective of our historical performance as we experienced a significant decline in the loan portfolio due to a lack of customer demand resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020, leading to an increased gross margin.
Our operating expense metrics have been negatively impacted by the COVID-19 pandemic and its impact on loan balances and revenue. We began to see improvements in our operating expense metric in the third and fourth quarter of 2021 due to the growth in the portfolio and associated increase in revenue during those periods as we continued to manage and maintain a relatively consistent operating expense between the two quarters. In the short term, with the growth in the loan portfolio experienced in 2021, we expect our expense metrics to continue to improve and move toward our target range as we focus on growth to increase our new and former customer loan volume and continue to scale the overall loan portfolio. In the long term, as we grow the loan portfolio while actively managing our operating expenses, we expect to see our operating expense metrics return to approximately 20-25% of revenue. However, management will continue to look for opportunities to reduce our expenses to help offset the increased loan origination and direct marketing expenses.

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
Adjusted Earnings (Loss)
Adjusted earnings (loss) represent our net income (loss) from continuing operations, adjusted to exclude:
•Uncertain tax position
•Contingent losses related to legal matters
•Cumulative tax effect of adjustments
Adjusted diluted earnings (loss) per share is Adjusted earnings (loss) divided by Diluted weighted average shares outstanding.
The following table presents a reconciliation of net income (loss) from continuing operations and diluted earnings (loss) per share to Adjusted earnings (loss) and Adjusted diluted earnings (loss) per share, which excludes the impact of the contingent losses and uncertain tax position for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands except per share amounts)	2021	2020	2019
Net income (loss) from continuing operations	$(33,598)	$36,202	$26,196
Impact of uncertain tax position	1,264	—	—
Impact of contingent losses related to legal matters	22,751	24,079	—
Cumulative tax effect of adjustments	(4,007)	(5,577)	—
Adjusted earnings (loss)	$(13,590)	$54,704	$26,196

Diluted earnings (loss) per share - continuing operations	$(0.98)	$0.87	$0.59
Impact of uncertain tax position	0.04	—	—
Impact of contingent losses related to legal matters	0.66	0.58	—
Cumulative tax effect of adjustments	(0.12)	(0.14)	—
Adjusted diluted earnings (loss) per share	$(0.40)	$1.31	$0.59
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net income (loss) from continuing operations, adjusted to exclude:
•Net interest expense primarily associated with notes payable under the debt facilities used to fund the loan portfolios;
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
The following table presents a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income (loss) from continuing operations	$(33,598)	$36,202	$26,196
Adjustments:
Net interest expense	38,479	49,020	62,533
Share-based compensation	6,640	8,110	9,875
Depreciation and amortization	18,470	18,133	15,879
Non-operating loss	22,232	24,079	681
Income tax expense (benefit)	(7,783)	10,910	12,159
Adjusted EBITDA	$44,440	$146,454	$127,323

Adjusted EBITDA margin	11%	31%	20%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by continuing operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by continuing operating activities to FCF for each of the periods indicated:

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net cash provided by continuing operating activities(1)	$156,159	$210,063	$333,316
Adjustments:
Net charge-offs – combined principal loans	(123,073)	(144,697)	(258,250)
Capital expenditures	(17,281)	(16,069)	(17,745)
FCF	$15,805	$49,297	$57,321
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

	Twelve Months Ended December 31,
(Dollars in thousands)	2021	2020	2019

Net charge-offs	$163,705	$189,823	$330,317
Additional provision for loan losses	22,125	(32,913)	(4,655)
Provision for loan losses	$185,830	$156,910	$325,662
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
Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to EC SPV. We do not own EC SPV, but we are required to consolidate EC SPV as a VIE under US GAAP and the consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The information presented in the tables below on a combined basis are non-GAAP measures based on a combined portfolio of loans, which includes the total amount of outstanding loans receivable that we own and that are on our balance sheets plus outstanding loans receivable originated and owned by third parties that we guarantee pursuant to CSO programs in which we participate. There were no new loan originations in 2021 under our CSO programs, but we continued to have obligations as the CSO until the wind-down of this portfolio was completed in the third quarter of 2021. See “—Basis of Presentation and Critical Accounting Policies—Allowance and liability for estimated losses on consumer loans.”
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
Our use of total combined loans and fees receivable has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:
•Rise CSO loans were originated and owned by a third-party lender; and
•Rise CSO loans were funded by a third-party lender and were not part of the VPC Facility.

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

	2019	2020				2021
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Company Owned Loans:
Loans receivable – principal, current, company owned	$530,463	$486,396	$387,939	$346,380	$372,320	$331,251	$372,068	$466,140	$501,552
Loans receivable – principal, past due, company owned	58,489	53,923	18,917	21,354	25,563	21,678	27,231	46,730	57,207
Loans receivable – principal, total, company owned	588,952	540,319	406,856	367,734	397,883	352,929	399,299	512,870	558,759
Loans receivable – finance charges, company owned	33,033	31,621	25,606	24,117	25,348	21,393	19,157	22,960	23,602
Loans receivable – company owned	621,985	571,940	432,462	391,851	423,231	374,322	418,456	535,830	582,361
Allowance for loan losses on loans receivable, company owned	(79,912)	(76,188)	(59,438)	(49,909)	(48,399)	(39,037)	(40,314)	(56,209)	(71,204)
Loans receivable, net, company owned	$542,073	$495,752	$373,024	$341,942	$374,832	$335,285	$378,142	$479,621	$511,157
Third-Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$17,474	$12,606	$6,755	$9,129	$1,795	$145	$17	$—	$—
Loans receivable – principal, past due, guaranteed by company	723	564	117	314	144	15	4	—	—
Loans receivable – principal, total, guaranteed by company(1)	18,197	13,170	6,872	9,443	1,939	160	21	—	—
Loans receivable – finance charges, guaranteed by company(2)	1,395	1,150	550	679	299	22	4	—	—
Loans receivable – guaranteed by company	19,592	14,320	7,422	10,122	2,238	182	25	—	—
Liability for losses on loans receivable, guaranteed by company	(2,080)	(1,571)	(1,156)	(1,421)	(680)	(122)	(7)	—	—
Loans receivable, net, guaranteed by company(3)	$17,512	$12,749	$6,266	$8,701	$1,558	$60	$18	$—	$—
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$547,937	$499,002	$394,694	$355,509	$374,115	$331,396	$372,085	$466,140	$501,552
Combined loans receivable – principal, past due	59,212	54,487	19,034	21,668	25,707	21,693	27,235	46,730	57,207
Combined loans receivable – principal	607,149	553,489	413,728	377,177	399,822	353,089	399,320	512,870	558,759
Combined loans receivable – finance charges	34,428	32,771	26,156	24,796	25,647	21,415	19,161	22,960	23,602
Combined loans receivable	$641,577	$586,260	$439,884	$401,973	$425,469	$374,504	$418,481	$535,830	$582,361

	2019	2020				2021
(Dollars in thousands)	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned	$(79,912)	$(76,188)	$(59,438)	$(49,909)	$(48,399)	$(39,037)	$(40,314)	$(56,209)	$(71,204)
Liability for losses on loans receivable, guaranteed by company	(2,080)	(1,571)	(1,156)	(1,421)	(680)	(122)	(7)	—	—
Combined loan loss reserve	$(81,992)	$(77,759)	$(60,594)	$(51,330)	$(49,079)	$(39,159)	$(40,321)	$(56,209)	$(71,204)
Combined loans receivable – principal, past due(3)	$59,212	$54,487	$19,034	$21,668	$25,707	$21,693	$27,235	$46,730	$57,207
Combined loans receivable – principal(3)	607,149	553,489	413,728	377,177	399,822	353,089	399,320	512,870	558,759

Percentage past due	10%	10%	5%	6%	6%	6%	7%	9%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)	13%	13%	14%	13%	12%	10%	10%	11%	12%
Allowance for loan losses as a percentage of loans receivable – company owned	13%	13%	14%	13%	11%	10%	10%	11%	12%
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

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenues
Our revenues are composed of Rise finance charges and CSO fees (inclusive of finance charges attributable to the participation in Rise installment loans originated by FinWise Bank and CCB), cash advance fees attributable to the participation in Elastic lines of credit that we consolidate, finance charges and fee revenues related to the Today Card credit card product (inclusive of finance charges attributable to the participations in the credit card receivables originated by CCB), and marketing and licensing fees received from third-party lenders related to the Rise, Rise CSO, Elastic, and Today Card products. See “—Overview” above for further information on the structure of Elastic.
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
Other expense
Net interest expense.   Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity, the EF SPV and EC SPV Facilities that fund Rise installment loans originated by FinWise Bank and CCB, respectively, and the TSPV facility used to fund credit card receivable purchases. Interest expense also includes any amortization of deferred debt issuance cost and prepayment penalties incurred associated with the debt facilities.

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The following table sets forth our consolidated statements of operations data for each of the periods indicated. Effective June 29, 2020, ECIL was placed into administration in the UK, and we deconsolidated ECIL and present it as discontinued operations for all periods presented.

	Years ended December 31,
Consolidated statements of operations data (dollars in thousands)	2021	2020	2019

Revenues	$416,637	$465,346	$638,873
Cost of sales:
Provision for loan losses	185,830	156,910	325,662
Direct marketing costs	41,546	20,282	38,548
Other cost of sales	13,951	8,124	10,083
Total cost of sales	241,327	185,316	374,293
Gross profit	175,310	280,030	264,580
Operating expenses:
Compensation and benefits	76,408	84,103	89,417
Professional services	32,499	31,634	31,834
Selling and marketing	3,252	3,450	4,773
Occupancy and equipment	21,735	18,840	15,989
Depreciation and amortization	18,470	18,133	15,879
Other	3,616	3,659	5,119
Total operating expenses	155,980	159,819	163,011
Operating income	19,330	120,211	101,569
Other expense:
Net interest expense	(38,479)	(49,020)	(62,533)
Non-operating loss	(22,232)	(24,079)	(681)
Total other expense	(60,711)	(73,099)	(63,214)
Income (loss) from continuing operations before taxes	(41,381)	47,112	38,355
Income tax expense (benefit)	(7,783)	10,910	12,159
Net income (loss) from continuing operations	(33,598)	36,202	26,196
Net income (loss) from discontinued operations	—	(15,610)	5,987
Net income (loss)	$(33,598)	$20,592	$32,183

	Years ended December 31,
As a percentage of revenues	2021	2020	2019

Cost of sales:
Provision for loan losses	45%	34%	51%
Direct marketing costs	10	4	6
Other cost of sales	3	2	2
Total cost of sales	58	40	59
Gross profit	42	60	41
Operating expenses:
Compensation and benefits	18	18	14
Professional services	8	7	5
Selling and marketing	1	1	1
Occupancy and equipment	5	4	3
Depreciation and amortization	4	4	2
Other	1	1	1
Total operating expenses	37	34	26
Operating income	5	26	16
Other expense:
Net interest expense	(9)	(11)	(10)
Non-operating loss	(5)	(5)	—
Total other expense	(15)	(16)	(10)
Income (loss) from continuing operations before taxes	(10)	10	6
Income tax expense (benefit)	(2)	2	2
Net income (loss) from continuing operations	(8)	8	4
Net income (loss) from discontinued operations	—	(3)	1
Net income (loss)	(8%)	4%	5%
Comparison of the years ended December 31, 2021 and 2020
Revenues

	Years ended December 31,
	2021		2020		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Finance charges	$412,547	99%	$464,083	100%	$(51,536)	(11)%
Other	4,090	1	1,263	—	2,827	224
Revenues	$416,637	100%	$465,346	100%	$(48,709)	(10)%
Revenues decreased by $48.7 million, or 10%, from $465.3 million for the year ended December 31, 2020 to $416.6 million for the year ended December 31, 2021. The decrease in revenue is primarily attributable to a lower average combined loans receivable-principal balance coupled with lower effective APRs earned on the loan portfolio.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Year Ended December 31, 2021
(Dollars in thousands)	Rise(1) (Installment Loans)	Elastic (Lines of Credit)	Today (Credit Cards)	Total

Average combined loans receivable – principal(2)	$247,650	$160,142	$25,044	$432,836
Effective APR	103%	94%	31%	95%
Finance charges	$253,895	$150,961	$7,691	$412,547
Other	711	664	2,715	4,090
Total revenue	$254,606	$151,625	$10,406	$416,637

	Year Ended December 31, 2020
(Dollars in thousands)	Rise(1) (Installment Loans)	Elastic (Lines of Credit)	Today (Credit Cards)	Total

Average combined loans receivable – principal(2)	$263,162	$182,796	$8,025	$453,983
Effective APR	110%	94%	30%	102%
Finance charges	$290,555	$171,086	$2,442	$464,083
Other	200	233	830	1,263
Total revenue	$290,755	$171,319	$3,272	$465,346
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
Our average combined loans receivable principal decreased $21 million for the year ended December 31, 2021 as compared to 2020. This decrease in average balance is primarily due to lower combined loans receivable-principal balances in the Rise and Elastic portfolios in the first half of 2021 which were impacted by the COVID-19 pandemic and substantial government assistance to our customers prior to the growth which commenced in late second quarter 2021. The decrease in average balances accounted for approximately $32 million of the reduction in revenue for the period. Our average APR declined from 102% for the year ended December 31, 2020 to 95% for the year ended December 31, 2021. This reduction in the effective APR is due to both the lower effective interest rates earned on loans in a deferral status under the payment flexibility tools that were implemented in response to the COVID-19 pandemic and the growth of Today Card relative to the total loan portfolio, which has the lowest APR. The lower effective APR accounted for approximately $20 million of the reduction in revenue for the period. We expect the overall effective APR of the loan portfolio to remain flat going forward.
Cost of sales

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Cost of sales:
Provision for loan losses	$185,830	45%	$156,910	34%	$28,920	18%
Direct marketing costs	41,546	10	20,282	4	21,264	105
Other cost of sales	13,951	3	8,124	2	5,827	72
Total cost of sales	$241,327	58%	$185,316	40%	$56,011	30%
Provision for loan losses.    Provision for loan losses increased by $28.9 million, or 18%, from $156.9 million for the year ended December 31, 2020 to $185.8 million for the year ended December 31, 2021.

The tables below break out these changes by loan product:

	Year Ended December 31, 2021
(Dollars in thousands)	Rise (Installment Loans)	Elastic (Lines of Credit)	Today (Credit Cards)	Total

Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(121,325)	(38,240)	(4,140)	(163,705)
Provision for loan losses	135,576	41,737	8,517	185,830
Ending balance	$48,219	$16,698	$6,287	$71,204
Combined loans receivable(1)(2)	$324,290	$207,853	$50,218	$582,361
Combined loan loss reserve as a percentage of ending combined loans receivable	15%	8%	13%	12%
Net charge-offs as a percentage of revenues	48%	25%	40%	39%
Provision for loan losses as a percentage of revenues	53%	28%	82%	45%

	Year Ended December 31, 2020
(Dollars in thousands)	Rise (Installment Loans)	Elastic (Lines of Credit)	Today (Credit Cards)	Total

Combined loan loss reserve(1):
Beginning balance	$52,099	$28,852	$1,041	$81,992
Net charge-offs	(126,236)	(61,639)	(1,948)	(189,823)
Provision for loan losses	108,105	45,988	2,817	156,910
Ending balance	$33,968	$13,201	$1,910	$49,079
Combined loans receivable(1)(2)	$247,797	$163,154	$14,518	$425,469
Combined loan loss reserve as a percentage of ending combined loans receivable	14%	8%	13%	12%
Net charge-offs as a percentage of revenues	43%	36%	60%	41%
Provision for loan losses as a percentage of revenues	37%	27%	86%	34%
 _________
(1)Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Includes loans originated by third-party lenders through the CSO programs, which are not included in our financial statements.

Total loan loss provision for the year ended December 31, 2021 was 45% of revenues, which was within our targeted range of 45% to 55%, and higher than 34% for the year ended December 31, 2020. For the year ended December 31, 2021, net charge-offs as a percentage of revenues was 39%, a decrease from 41% for the comparable period in 2020. The increase in total loan loss provision as a percentage of revenues in 2021 compared to last year was due to the increase in new loan originations beginning in the second quarter of 2021 and charge-offs and loan loss provisioning associated with a growing portfolio. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the large quantity of monetary stimulus provided by the US government to our customer base has generally allowed customers to continue making payments on their loans, which resulted in a decrease in net charge-offs as a percentage of revenue compared to last year. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. As loan demand continues to return to pre-pandemic levels and the loan portfolio grows, we expect our total loan loss provision as a percentage of revenues to be within our targeted range of approximately 45% to 55% of revenue.

The combined loan loss reserve as a percentage of combined loans receivable totaled 12% as of both December 31, 2021 and December 31, 2020. The loan loss reserve percentage is flat at December 31, 2021, reflecting the stable credit performance of the portfolio, and we would expect the loan loss reserve to stabilize in the 12-13% range as we manage the portfolio to ensure a consistent mix of new and returning customers within the portfolio and return the portfolio to a normalized credit profile. Past due loan balances at December 31, 2021 were 10% of total combined loans receivable - principal, up significantly from 6% from a year ago, due to the number of new customers originated beginning in the second quarter of 2021, but is consistent with our historical past due percentages prior to the pandemic.
Direct marketing costs.    Direct marketing costs increased by approximately $21.3 million, or 105%, from $20.3 million for the year ended December 31, 2020 to $41.5 million for the year ended December 31, 2021. We had limited marketing activities and new loan origination volume in 2020 in response to the COVID-19 pandemic. We have seen a return to more normalized new customer acquisition in all the three loan products in 2021 as the economy continues to recover from the COVID-19 pandemic and demand for the loan products returns. For the year ended December 31, 2021, the number of new customers acquired increased to 168,339 compared to 68,245 during the year ended December 31, 2020. We anticipate our direct marketing costs will continue to increase as we focus on growing our loan portfolio. Our CAC for the year ended December 31, 2021 was lower than the year ended December 31, 2020 at $247 as compared to $297, with 2020 not reflective of our historical CAC due to the significant reduction in new loan originations due to the COVID-19 pandemic. We believe our CAC in future quarters will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by approximately $5.8 million, or 72%, from $8.1 million for the year ended December 31, 2020 to $14.0 million for the year ended December 31, 2021 due to increased data verification costs resulting from increased loan origination volume.
Operating expenses

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Operating expenses:
Compensation and benefits	$76,408	18%	$84,103	18%	$(7,695)	(9)%
Professional services	32,499	8	31,634	7	865	3
Selling and marketing	3,252	1	3,450	1	(198)	(6)
Occupancy and equipment	21,735	5	18,840	4	2,895	15
Depreciation and amortization	18,470	4	18,133	4	337	2
Other	3,616	1	3,659	1	(43)	(1)
Total operating expenses	$155,980	37%	$159,819	34%	$(3,839)	(2)%
Compensation and benefits.    Compensation and benefits decreased by $7.7 million, or 9%, from $84.1 million for the year ended December 31, 2020 to $76.4 million for the year ended December 31, 2021 primarily due to the reduction in staff related to an operating expense reduction plan we implemented in the second and third quarters of 2020 in response to the pandemic.
Professional services.    Professional services increased by $0.9 million, or 3%, from $31.6 million for the year ended December 31, 2020 to $32.5 million for the year ended December 31, 2021 due to increased legal expenses, partially offset by decreased board of directors' stock compensation expense.
Selling and marketing.    Selling and marketing decreased by $0.2 million, or 6%, from $3.5 million for the year ended December 31, 2020 to $3.3 million for the year ended December 31, 2021 primarily due to decreased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $2.9 million, or 15%, from $18.8 million for the year ended December 31, 2020 to $21.7 million for the year ended December 31, 2021 primarily due to increased web hosting, partially offset by licenses and rentals expense.
Depreciation and amortization.    Depreciation and amortization increased by approximately $0.3 million, or 2%, from $18.1 million for the year ended December 31, 2020 to $18.5 million for the year ended December 31, 2021 primarily due to the acceleration of a board member's non-compete agreement of $0.5 million with a slight depreciation expense decrease between the two years.

 Net interest expense

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net interest expense	$38,479	9%	$49,020	11%	$(10,541)	(22)%
Net interest expense decreased $10.5 million, or 22%, during the year ended December 31, 2021 versus the year ended December 31, 2020. Our average balance of notes payable outstanding under the debt facilities for the year ended December 31, 2021 decreased $74.7 million from $467.7 million for the year ended December 31, 2020 to $393.0 million for the year ended December 31, 2021 due to debt paydowns, including the maturity of one of our term notes, partially offset by new draws to fund loan portfolio growth. This reduction resulted in a decrease in interest expense of approximately $7.3 million. In addition, our average effective cost of funds on our notes payable outstanding decreased from 10.5% for the year ended December 31, 2020 to 9.8% for the year ended December 31, 2021, resulting in a decrease in interest expense of approximately $3.2 million. At December 31, 2021, our effective cost of funds on new borrowings on our VPC facilities is currently 8%, which is expected to reduce our overall effective costs of funds as we continue to borrow on our debt facilities in the future.
The following table shows the effective cost of funds of each debt facility for the period:

	Years ended December 31,
(Dollars in thousands)	2021	2020

VPC Facility
Average facility balance during the period	$79,718	$157,484
Net interest expense	7,958	17,089
Effective cost of funds	10.0%	10.9%

ESPV Facility
Average facility balance during the period	$167,442	$206,533
Net interest expense	16,925	21,489
Effective cost of funds	10.1%	10.4%

EF SPV Facility
Average facility balance during the period	$100,265	$99,012
Net interest expense	9,285	9,938
Effective cost of funds	9.3%	10.0%

EC SPV Facility
Average facility balance during the period	$39,148	$4,658
Net interest expense	3,814	504
Effective cost of funds	9.7%	10.8%

TSPV Facility
Average facility balance during the period(1)	$28,963	$—
Net interest expense	488	—
Effective cost of funds	7.6%	—%
(1)Average facility balance from inception at October 12, 2021 to December 31, 2021.

In July 2020, we entered into a new facility, the EC SPV Facility. As of December 31, 2021, we have drawn $55.5 million on the EC SPV facility. In October 2021, we entered into a new facility, the TSPV facility, and have drawn $37 million as of December 31, 2021. Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, we qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV, and EC SPV facilities effective January 1, 2021. We have evaluated the interest rates for our debt and believe they represent market rates based on our size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value. See "—Liquidity and Capital Resources—Debt facilities" for more information.
Non-operating loss

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Non-operating loss	$22,232	5%	$24,079	5%	$(1,847)	(8)%
During the year ended December 31, 2021, we accrued $22.8 million in contingent losses related to legal matters related to our spin-off from our predecessor company in 2014 and a regulatory litigation matter, partially offset by a $0.5 million recovery related to an indemnification for a former executive of the Company. During the year ended December 31, 2020, we recognized $24.1 million in non-operating expenses related to an estimated $17 million contingent loss associated with a legal matter related to our spin-off from our predecessor company in 2014 and a separate $7 million indemnification accrual related to a legal matter for a former executive of the Company.
Income tax expense (benefit)

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Income tax expense (benefit)	$(7,783)	(2)%	$10,910	2%	$(18,693)	(171)%
Our income tax expense decreased $18.7 million, or 171%, from $10.9 million for the year ended December 31, 2020 to a income tax benefit of $7.8 million for the year ended December 31, 2021. We recognized an uncertain tax position of $1.3 million in income tax expense due to a recent change in tax regulation in the state of Texas that impacted our previously recognized research and development state tax credits. Our effective tax rates for continuing operations for the years ended December 31, 2021 and 2020 were 19% and 23%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% primarily due to the uncertain tax position, of which $1.2 million would impact our effective tax rate if realized, permanent non-deductible items, and corporate state tax obligations in the states where we have lending activities. Our US cash effective tax rate was approximately 0.3% for 2021.
Net loss from discontinued operations
Our loss from discontinued operations on our UK entity (ECIL) for the year ended December 31, 2020 consists of an investment loss of $28.0 million, operating losses of $5.1 million, and a goodwill impairment loss of $9.3 million, partially offset by an income tax benefit of $28.4 million.
Net income (loss)

	Years ended December 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage

Net income (loss)	$(33,598)	(8)%	$20,592	4%	$(54,190)	263%

Our net income (loss) decreased $54.2 million, or 263%, from net income of $20.6 million for the year ended December 31, 2020 to a net loss of $33.6 million for the year ended December 31, 2021 primarily due to the earnings compression experienced due to loan portfolio growth (upfront costs associated with credit provision and direct marketing expense) during the second half of 2021, as well as non-operating losses related to litigation accruals.
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $85 million at December 31, 2021, compared to cash and cash equivalents available of $198 million at December 31, 2020, a decrease of $113 million, primarily due to increased loan origination and participation purchases. Our principal debt payment obligation of $18 million was paid off in January 2021 prior to its maturity in February 2021, and there are no additional required principal payments on our outstanding debt until January 2024. Throughout the first half of 2021, we made additional net paydowns on the debt facilities of approximately $70 million. As we are experiencing increased demand for the loan products, resulting in increased origination volume, we are drawing down on our available debt facilities to fund the loan portfolio growth. In the second half of 2021, we made draws on the debt facilities of approximately $154 million. In January 2022, we entered into a sub-debt facility with Pine Hill Finance LLC of $20 million to supplement our working capital.
While the ultimate impact of COVID-19 on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities with VPC and PCAM, and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs.
We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the debt facilities, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the next year. We principally rely on our working capital and our credit facilities with VPC and PCAM to fund the loans we make to our customers. At December 31, 2021, we have contractual obligations for our operating leases and long-term debt totaling $4 million in 2022, and an additional $475 million in total due in the next three years. We also are committed, among other things, to pay $41 million in 2022 as a result of the Think Finance and District of Columbia litigation settlements, as described further in Note 14 - Commitments, Contingencies and Guarantees and Note 19 - Subsequent Events. If our loan growth exceeds our expectations or other unexpected liquidity needs arise, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
Stock Repurchase Program
At December 31, 2021, we had an outstanding stock repurchase plan authorized by our Board of Directors providing for the repurchase of up to $80 million of our common stock through July 31, 2024, inclusive of two $25 million increases to the plan authorized by the Board of Directors in January and October 2021. The Board of Directors further authorized a $10 million increase to the annual fiscal limit of repurchases in October 2021. During the year ended December 31, 2020, we repurchased $19.8 million of common stock. We repurchased 7,337,277 common shares at a total cost of $27.5 million during the year ended December 31, 2021. In January 2022, we repurchased an additional 47,981 of common shares at a total cost of $148 thousand. Separately from the repurchase plan, have repurchased approximately 925 thousand shares of common stock during the first quarter of 2022 pursuant to the Think Finance litigation settlement agreement executed in February 2022.
The amended stock repurchase program provides that up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes.

Cash and cash equivalents, restricted cash, loans (net of allowance for loan losses), and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable, net and cash flows for the periods indicated:

	As of and for the years ended December 31,
(Dollars in thousands)	2021	2020	2019

Cash and cash equivalents	$84,978	$197,983	71,215
Restricted cash	5,874	3,135	2,235
Loans receivable, net	511,157	374,832	542,073
Cash provided by (used in):
Operating activities - continuing operations	156,159	210,063	333,316
Investing activities - continuing operations	(304,638)	25,640	(307,842)
Financing activities - continuing operations	38,213	(108,035)	(2,907)
Our cash and cash equivalents at December 31, 2021 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $156.2 million in cash from our operating activities-continuing operations for the year ended December 31, 2021 primarily from revenues derived from our loan portfolio. This was down $53.9 million from the $210.1 million of cash provided by operating activities-continuing operations during the year ended December 31, 2020 due to a decrease in revenues resulting from a smaller average loan portfolio and lower effective APR as compared to the prior year. For the year ended December 31, 2020, net cash provided by operating activities was down $123.33 million from the year ended December 31, 2019 due to a decrease in revenues.
Net cash provided by (used in) investing activities
For the years ended December 31, 2021, 2020 and 2019, cash provided by (used in) investing activities-continuing operations was $(304.6) million, $25.6 million and $(307.8) million, respectively. The decrease for the year ended December 31, 2021 was primarily due to an increase in net loans issued to customers and a growing loan portfolio compared to prior year. For the year ended December 31, 2020 net cash provided by investing activities increased from the year ended December 31, 2019 primarily due to a decrease in net loans originated to customers related to the COVID-19 pandemic.
The following table summarizes cash provided by (used in) investing activities-continuing operations for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019

Cash provided by (used in) investing activities - continuing operations
Net loans originated to consumers, less repayments	$(283,019)	$45,537	$(284,236)
Participation premium paid	(5,588)	(3,828)	(5,861)
Purchases of property and equipment	(17,281)	(16,069)	(17,745)
Proceeds from sale of intangible assets	1,250	—	—
	$(304,638)	$25,640	$(307,842)

Net cash provided by (used in) financing activities
Cash flows from financing activities-continuing operations primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the years ended December 31, 2021, 2020 and 2019, cash provided by (used in) financing activities-continuing operations was $38.2 million, $(108.0) million and $(2.9) million, respectively. The following table summarizes cash provided by (used in) financing activities-continuing operations for the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019

Cash provided by (used in) financing activities - continuing operations
Proceeds from issuance of Notes payable, net	$178,694	$31,247	$61,407
Payments on Notes payable	(112,550)	(119,000)	(60,000)
Debt prepayment penalties paid	—	—	(850)
Common stock repurchased	(27,536)	(19,819)	(3,344)
Proceeds from issuance of stock, net	888	701	1,271
Taxes paid related to net share settlement	$(1,283)	$(1,164)	$(1,391)
	$38,213	$(108,035)	$(2,907)
The increase in cash provided by (used in) financing activities-continuing operations for the year ended December 31, 2021 versus the comparable period of 2020 was primarily due to increased draws on our debt facilities during the year ended December 31, 2021, which were partially offset by payments on the facilities early in 2021. For the year ended December 31, 2020, net cash used in financing activities increased compared to the prior year primarily due to increased payments made on notes payable and increased repurchases of common stock, which commenced in the third quarter of 2019.
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

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019

Net cash provided by continuing operating activities	$156,159	$210,063	$333,316
Adjustments:
Net charge-offs – combined principal loans	(123,073)	(144,697)	(258,250)
Capital expenditures	(17,281)	(16,069)	(17,745)
FCF	$15,805	$49,297	$57,321
Our FCF was $15.8 million for the year ended December 31, 2021 compared to $49.3 million for the prior year. The decrease in our FCF was the result of the decrease in cash provided by continuing operations and a slight increase in capital expenditures, partially offset by a decrease in net-charge-offs - combined principal loans during the year ended December 31, 2021.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
Debt Facilities
We have debt facilities to support the loans we make directly to our customers and the loan and credit card participations we, or our consolidated VIEs purchase from the third-party banks that license our brands. Each of these facilities have certain covenants for the Company overall, as well as certain covenants for the underlying product portfolios. All of our assets are pledged as collateral to secure one or more of the debt facilities. Previously, we had a debt facility, the 4th Tranche Term note, used to fund working capital. This facility was paid in full in early 2021.
See Note 7 - Notes Payable, Net in the Notes to the Consolidated Financial Statements included in this report for further information.

The outstanding balances of the debt facilities as of December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$84,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	192,100	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	137,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	55,500	25,000
TSPV Term Note bearing interest at the base rate + 3.60%	37,000	—
Total	$507,000	$440,550
The following table presents the future debt maturities, as of December 31, 2021:

Year (dollars in thousands)	December 31, 2021
2022	—
2023	—
2024	470,000
2025	37,000
Thereafter	—
Total	$507,000
Other Commitments
We are a party to other contractual obligations involving commitments to make payments to third parties. These obligations may impact our short-term or long-term liquidity and capital resource needs. Our primary contractual obligations include our operating leases, loss contingencies for legal matters (including amounts payable pursuant to the Think Finance and District of Columbia litigation settlements), and various compensation and benefit plans. See Note 9 - Leases, Note 10 - Share-based Compensation and Note 14 - Commitments, Contingencies and Guarantees included in this report for further information on our leases, loss contingencies and compensation plans, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We previously provided services in connection with installment loans originated by independent third-party lenders (“CSO lenders”) whereby we acted as a credit service organization/credit access business on behalf of consumers in accordance with applicable state laws through our “CSO program.” The CSO program included arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. Under the CSO program, we guaranteed the repayment of a customer’s loan to the CSO lenders as part of the credit services we provided to the customer. As of September 30, 2021, the CSO program has completed its wind-down and we no longer have a guarantee under this program.
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
RECENT REGULATORY DEVELOPMENTS
Federal Regulations: The Consumer Financial Protection Bureau (“CFPB”) amended Regulation F, 12 CFR part 1006, which implements the Fair Debt Collection Practices Act (FDCPA), to prescribe Federal rules governing certain activities of debt collectors. The final rule, among other things, clarifies the information that a debt collector must provide to a consumer at the outset of debt collection communications and provides a model notice containing such information, prohibits debt collectors from bringing or threatening to bring a legal action against a consumer to collect a time-barred debt, and requires debt collectors to take certain actions before furnishing information about a consumer’s debt to a consumer reporting agency. The rule became effective on November 30, 2021.

On March 31, 2021, the Federal Reserve Board, the CFPB, the Federal Deposit Insurance Corporation ("FDIC"), the National Credit Union Administration ("NCUA") and the Office of the Comptroller of the Currency ("OCC") announced the request for information ("RFI") to gain input from financial institutions, trade associations, consumer groups, and other stakeholders on the growing use of Artificial Intelligence ("AI") by financial institutions. The request seeks comments regarding the use of AI, including machine learning, by financial institutions; appropriate governance, risk management and controls over AI; as well as challenges in developing, adopting and managing AI. The comment period was extended from May 30, 2021 to July 1, 2021 and is now closed.
On July 13, 2021, the Federal Reserve, Office of the Comptroller of the Currency, and the FDIC issued proposed guidance on managing risks associated with third-party relationships, including relationships with fintech entities and bank/fintech sponsorship arrangements. The guidance sets forth expectations for managing risk throughout the life cycle of such arrangements, including planning, due diligence and contract negotiation, oversight and accountability, ongoing monitoring, and termination. We will continue to monitor this guidance as it potentially becomes final.
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
State Privacy Laws: The California Consumer Privacy Act went into effect Jan. 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ballot initiative passed in November 2020, with the majority of its provisions becoming operative Jan. 1, 2023. Virginia passed the Consumer Data Protection Act which establishes a framework for controlling and processing personal data in the Commonwealth. The bill applies to all persons that conduct business in the Commonwealth and either (i) control or process personal data of at least 100,000 consumers or (ii) derive over 50 percent of gross revenue from the sale of personal data and control or process personal data of at least 25,000 consumers. The bill outlines responsibilities and privacy protection standards for data controllers and processors and has a delayed effective date of January 1, 2023. On July 7, 2021, Colorado Governor Jared Polis signed the Colorado Privacy Act into law that will go into effect on July 1, 2023. Once effective, covered entities will be required to provide Colorado residents with various privacy rights, including the right to access, correct, and delete their personal data and to opt out of the sale of their personal data. Covered entities also will need to provide privacy policy disclosures and create data protection assessments for certain types of processing activities. Ongoing implementation of and changes to state-enacted privacy laws will increase the Company's costs and could create challenges in the relevant markets. Many states have also introduced similar legislation to govern privacy.
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
We accrue finance charges on installment loans on a constant yield basis over their terms. We accrue and defer fixed charges such as CSO fees and lines of credit fees when they are assessed and recognize them to earnings as they are earned over the life of the loan. We accrue interest on credit cards based on the amount of the credit card balance outstanding and their contractual interest rate. Annual credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. We do not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued for which payment is greater than 90 days past due. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days and are considered delinquent after the grace period. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest, and then to the principal loan balance.

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
Allowance and liability for estimated losses on consumer loans
We have adopted Financial Accounting Standards Board (“FASB”) guidance for disclosures about the credit quality of financing receivables and the allowance for loan losses (“allowance”). We maintain an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. We primarily utilize historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but we also consider recent collection and delinquency trends, as well as macro-economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, the estimate of the allowance for loan losses is subject to change in the near-term and could significantly impact the consolidated financial statements. If a loan is deemed to be uncollectible before it is fully reserved, it is charged-off at that time. For loans classified as TDRs, impairment is typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate. We have elected to adopt the Current Expected Credit Losses ("CECL") model as of January 1, 2022, which requires a broader range of reasonable and supportable information to inform credit loss estimates. See "- Recently Issued Accounting Pronouncements And JOBS Act Election" for more information.
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
At December 31, 2021, we recorded a gross liability for an uncertain tax position of $1.3 million. No liability was recorded at December 31, 2020. Tax periods from fiscal years 2014 to 2020 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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
Recently Adopted Accounting Standards
See Note 1 - Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

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
Interest rate sensitivity
Our cash and cash equivalents as of December 31, 2021 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APR’s associated with a majority of these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
Prior to February 1, 2019, our VPC Facility and ESPV Facility were variable rate in nature and tied to the 3-month LIBOR rate. On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date. On July 31, 2020, the EC SPV Facility was added which is tied to the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%, and does not have a rate lock. On October 12, 2021, the new TSPV Facility was added. The TSPV Facility does not have a rate lock and is based on the Wall Street Journal Prime Rate with a 3.25% floor.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at December 31, 2021 was $84.6 million and the balance at December 31, 2020 was $122.6 million. The outstanding balance of our EF SPV Facility was $137.8 million at December 31, 2021 and $93.5 million at December 31, 2020. The outstanding balance of our EC SPV Facility was $55.5 million at December 31, 2021 and there was $25.0 million balance at December 31, 2020. The outstanding balance of our ESPV Facility was $192.1 million and $199.5 million at December 31, 2021 and December 31, 2020, respectively. The outstanding balance of our newly created TSPV Facility, was $37.0 million at December 31, 2021. Based on the average outstanding indebtedness through the year ended December 31, 2021, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $3.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Elevate Credit, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Elevate Credit, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Dallas, Texas
February 25, 2022

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents*	$84,978	$197,983
Restricted cash*	5,874	3,135
Loans receivable, net of allowance for loan losses of $71,204 and $48,399, respectively*	511,157	374,832
Prepaid expenses and other assets*	12,745	10,060
Operating lease right of use assets	5,718	8,320
Receivable from CSO lenders	—	1,255
Receivable from payment processors*	15,870	6,147
Deferred tax assets, net	34,229	25,958
Property and equipment, net	33,104	34,000
Goodwill	6,776	6,776
Intangible assets, net	231	1,133
Total assets	$710,682	$669,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 16)*	$82,513	$52,252
Operating lease liabilities	9,171	11,952
Other taxes payable	304	—
Deferred revenue*	4,446	3,134
Notes payable, net (See Note 16)*	505,277	438,403
Total liabilities	601,711	505,741
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 31,810,759 and 37,954,138 outstanding, respectively	19	18
Additional paid-in capital	205,860	200,433
Treasury stock; at cost; 13,149,679 and 7,006,300 shares of common stock, respectively	(41,746)	(16,492)
Accumulated deficit	(55,162)	(20,101)
Total stockholders’ equity	108,971	163,858
Total liabilities and stockholders’ equity	$710,682	$669,599

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

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2019
Revenues	$416,637	$465,346	$638,873
Cost of sales:
Provision for loan losses	185,830	156,910	325,662
Direct marketing costs	41,546	20,282	38,548
Other cost of sales	13,951	8,124	10,083
Total cost of sales	241,327	185,316	374,293
Gross profit	175,310	280,030	264,580
Operating expenses:
Compensation and benefits	76,408	84,103	89,417
Professional services	32,499	31,634	31,834
Selling and marketing	3,252	3,450	4,773
Occupancy and equipment	21,735	18,840	15,989
Depreciation and amortization	18,470	18,133	15,879
Other	3,616	3,659	5,119
Total operating expenses	155,980	159,819	163,011
Operating income	19,330	120,211	101,569
Other expense:
Net interest expense (See Note 16)	(38,479)	(49,020)	(62,533)
Non-operating loss	(22,232)	(24,079)	(681)
Total other expense	(60,711)	(73,099)	(63,214)
Income (loss) from continuing operations before taxes	(41,381)	47,112	38,355
Income tax expense (benefit)	(7,783)	10,910	12,159
Net income (loss) from continuing operations	$(33,598)	$36,202	$26,196
Net income (loss) from discontinued operations	—	(15,610)	5,987
Net income (loss)	$(33,598)	$20,592	$32,183

Basic earnings per share:
Continuing operations	$(0.98)	$0.88	$0.60
Discontinued operations	—	(0.38)	0.13
Basic earnings (loss) per share	$(0.98)	$0.50	$0.73

Diluted earnings per share:
Continuing operations	$(0.98)	$0.87	$0.59
Discontinued operations	—	$(0.38)	$0.14
Diluted earnings (loss) per share	$(0.98)	$0.49	$0.73

Basic weighted-average shares outstanding	34,262,031	40,926,581	43,805,845
Diluted weighted-average shares outstanding	34,262,031	41,761,623	44,338,205

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(33,598)	$20,592	$32,183
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $(14) and $(1), respectively	—	(2,061)	1,250
Reclassification of Cumulative translation adjustment to Net loss from discontinued operations	—	2,334	—
Reversal of Deferred tax asset associated with Cumulative translation adjustment	—	(1,369)	—
Change in derivative valuation, net of tax of $0, $0 and $(95), respectively	—	—	(208)
Total other comprehensive income (loss), net of tax	—	(1,096)	1,042
Total comprehensive income (loss)	$(33,598)	$19,496	$33,225

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	—	$—	43,329,262	$18	$183,244	—	$—	$(66,525)	$54	$116,791
Share-based compensation -US	—	—	—	—	9,875	—	—	—	—	9,875
Share-based compensation -UK	—	—	—	—	65	—	—	—	—	65
Exercise of stock options	—	—	37,760	—	122	—	—	—	—	122
Vesting of restricted stock units	—	—	751,443	—	(1,392)	—	—	—	—	(1,392)
ESPP shares granted	—	—	327,271	—	1,149	—	—	—	—	1,149
Tax expense of equity issuance costs	—	—	—	—	(2)	—	—	—	—	(2)
Comprehensive loss:
Foreign currency translation adjustment, net of tax effect of $(1)	—	—	—	—	—	—	—	—	1,250	1,250
Change in derivative valuation, net of tax expense of $(95)	—	—	—	—	—	—	—	—	(208)	(208)
Treasury stock acquired	—	—	(768,910)	—	—	768,910	(3,344)	—	—	(3,344)
Net income from continuing operations	—	—	—	—	—	—	—	26,196	—	26,196
Net income from discontinued operations	—	—	—	—	—	—	—	5,987	—	5,987
Balances at December 31, 2019	$—	$—	$43,676,826	$18	$193,061	768,910	$(3,344)	$(34,342)	$1,096	$156,489
Share-based compensation -US	—	—	—	—	8,110	—	—	—	—	8,110
Share-based compensation -UK	—	—	—	—	45	—	—	—	—	45
Exercise of stock options	—	—	34,185	—	(51)	—	—	—	—	(51)
Vesting of restricted stock units	—	—	199,933	—	(36)	—	—	—	—	(36)
ESPP shares granted	—	—	280,584	—	353	—	—	—	—	353
Comprehensive income:
Foreign currency translation adjustment, net of tax benefit of $(14)	—	—	—	—	—	—	—	—	(2,061)	(2,061)
Reclassification to net loss from discontinued operations net of tax of $1,369	—	—	—	—	—	—	—	—	965	965
Treasury stock acquired	—	—	(7,694,896)	—	—	7,694,896	(19,819)	—	—	(19,819)
Treasury stock reissued for Vesting of restricted stock units	—	—	1,042,920	—	(751)	(1,042,920)	4,574	(4,574)	—	(751)
Treasury stock reissued for Exercise of stock options	—	—	166,395	—	(298)	(166,395)	755	(755)	—	(298)
Treasury stock reissued for ESPP share grants	—	—	248,191	—	—	(248,191)	1,342	(1,022)	—	320
Net income from continuing operations	—	—	—	—	—	—	—	36,202	—	36,202
Net loss from discontinued operations	—	—	—	—	—	—	—	(15,610)	—	(15,610)
Balances at December 31, 2020	—	$—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$—	$163,858

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	$—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$—	$163,858
Share-based compensation -US	—	—	—	—	6,640	—	—	—	—	6,640
Treasury stock acquired	—	—	(7,337,277)	—	—	7,337,277	(27,536)	—	—	(27,536)
Treasury stock reissued for Vesting of restricted stock units	—	—	867,678	1	(1,492)	(867,678)	1,627	(1,417)	—	(1,281)
Treasury stock reissued for Exercise of stock options	—	—	25,000	—	2	(25,000)	97	(46)	—	53
Treasury stock reissued for ESPP share grants	—	—	301,220	—	277	(301,220)	558	—	—	835
Net loss from continuing operations	—	—	—	—	—	—	—	(33,598)	—	(33,598)
Balances at December 31, 2021	—	$—	31,810,759	$19	$205,860	13,149,679	$(41,746)	$(55,162)	$—	$108,971
The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(33,598)	$20,592	$32,183
Less: Net income (loss) from discontinued operations, net of tax	—	(15,610)	5,987
Net income (loss) from continuing operations	(33,598)	36,202	26,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,470	18,133	15,879
Provision for loan losses	185,830	156,910	325,662
Share-based compensation	6,640	8,110	9,875
Amortization of debt issuance costs	730	718	621
Amortization of loan premium	4,747	4,600	5,998
Amortization of derivative assets	—	—	108
Amortization of operating leases	(812)	(529)	4
Deferred income tax expense, net	(8,271)	11,260	11,583
Non-operating loss	22,232	24,079	681
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,683)	(3,787)	188
Income taxes payable	304	465	—
Receivables from payment processors	(9,723)	2,533	10,639
Receivables from CSO lenders	1,255	7,441	7,487
Interest receivable	(38,925)	(38,248)	(76,274)
State and other taxes payable	—	(91)	116
Deferred revenue	1,357	(8,208)	(11,434)
Accounts payable and accrued liabilities	8,606	(9,525)	5,987
Net cash provided by continuing operating activities	156,159	210,063	333,316
Net cash provided by discontinued operating activities	—	1,286	37,028
Net cash provided by operating activities	156,159	211,349	370,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(940,957)	(607,151)	(1,054,038)
Principal collections and recoveries on loans receivable	657,938	652,688	769,802
Participation premium paid	(5,588)	(3,828)	(5,861)
Purchases of property and equipment	(17,281)	(16,069)	(17,745)
Proceeds from sale of intangible asset	1,250	—	—
Net cash provided by (used in) continuing investing activities	(304,638)	25,640	(307,842)
Net cash provided by (used in) discontinued investing activities	—	9,457	(19,679)
Net cash provided by (used in) investing activities	(304,638)	35,097	(327,521)

The accompanying notes are an integral part of these consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$179,000	$31,500	$64,000
Payments on notes payable	(112,550)	(119,000)	(60,000)
Debt issuance costs paid	(306)	(253)	(2,593)
Debt prepayment penalties paid	—	—	(850)
ESPP shares issued	835	674	1,149
Common stock repurchased	(27,536)	(19,819)	(3,344)
Proceeds from stock option exercises	53	27	122
Taxes paid related to net share settlement of equity awards	(1,283)	(1,164)	(1,391)
Net cash provided by (used in) continuing financing activities	38,213	(108,035)	(2,907)
Net cash provided by (used in) discontinued financing activities	—	(16,310)	(10,013)
Net cash provided by (used in) financing activities	38,213	(124,345)	(12,920)
Net increase (decrease) in cash, cash equivalents and restricted cash	(110,266)	122,101	29,903
Less: increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	—	(5,567)	7,336
Change in cash, cash equivalents and restricted cash from continuing operations	(110,266)	127,668	22,567

Cash and cash equivalents, beginning of period	197,983	71,215	48,348
Restricted cash, beginning of period	3,135	2,235	2,535
Cash, cash equivalents and restricted cash, beginning of period	201,118	73,450	50,883

Cash and cash equivalents, end of period	84,978	$197,983	$71,215
Restricted cash, end of period	5,874	3,135	2,235
Cash, cash equivalents and restricted cash, end of period	$90,852	$201,118	$73,450

Supplemental cash flow information:
Interest paid	$37,686	$49,257	$61,893
Taxes paid	$197	$419	$535

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$38	$806	$4,754
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$6	$47	$181
Annual membership fee included in Deferred revenues and Loans receivable	$—	$108	$195
Reissuances of Treasury stock	$1,626	$6,671	$—
Property and equipment accrued but not yet paid	$—	$—	$579
Changes in fair value of interest rate caps	$—	$—	$304
Tax benefit of equity issuance costs included in Additional paid-in capital	$—	$—	$2
Impact of deferred tax asset included in Other comprehensive income (loss)	$—	$1,354	$36
Leasehold improvements allowance included in Property and equipment, net	$—	$—	$439
Lease incentives allowance included in Accounts payable and accrued expenses	$—	$—	$3,720
Operating lease right of use assets recognized	$—	$—	$11,809
Operating lease liabilities recognized	$—	$—	$15,966
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
Business Operations
Elevate Credit, Inc. (the “Company”) is a Delaware corporation. The Company provides technology-driven, progressive online credit solutions to non-prime consumers. Using advanced technology and proprietary risk analytics, the Company provides more convenient and more responsible financial options to its customers, who are not well-served by either banks or legacy non-prime lenders. The Company currently offers unsecured online installment loans, lines of credit and credit cards in the United States (the “US”). The Company’s products, Rise, Elastic and Today Card, reflect its mission of “Good Today, Better Tomorrow” and provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. In the United Kingdom ("UK"), the Company previously offered unsecured installment loans via the internet through its wholly owned subsidiary, Elevate Credit International Limited, (“ECIL”) under the brand name of Sunny. On June 29, 2020, ECIL entered into administration in accordance with the provisions of the UK Insolvency Act 1986 and pursuant to a resolution of the board of directors of ECIL. The onset of Coronavirus Disease 2019 ("COVID-19") coupled with the lack of clarity within the UK regulatory environment led to the decision to place ECIL into administration. The management, business, affairs and property of ECIL have been placed into the direct control of the appointed administrators, KPMG LLP. Accordingly, the Company deconsolidated ECIL as of June 29, 2020 and presents ECIL's results as discontinued operations for all periods presented. See Note 15—Discontinued Operations for more information regarding the presentation of ECIL.
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
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effect cannot be determined with certainty and therefore required increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company's actual results differ materially from those estimates and assumptions, the Company's future financial statements could be affected.
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
The Company offers Rise installment products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests purchased. The loan premium is amortized over the expected life of the outstanding loan amount. At December 31, 2021, 2020 and 2019, the amortization expenses on the loan premiums were $4.7 million, $4.6 million and $6.0 million, respectively, and are included within Revenues in the Consolidated Statements of Operations. See Note 4—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.
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
The Company accrues finance charges on installment loans on a constant yield basis over their terms. The Company accrues and defers fixed fees such as CSO fees and lines of credit fees when they are assessed and recognizes them to earnings as they are earned over the life of the loan. The Company accrues interest on credit cards based on the amount of the credit card balance outstanding and the related contractual interest rate. Annual credit card membership fees are amortized to revenue over the card membership period. Other credit card fees, such as late payment fees and returned payment fees, are accrued when assessed. The Company does not accrue finance charges and other fees on installment loans or lines of credit for which payment is greater than 60 days past due. Credit card interest charges are recognized based on the contractual provisions of the underlying arrangements and are not accrued when payment is past due more than 90 days. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards have a grace period of 25 days and are considered delinquent after the grace period. Payments received on past due loans are applied against the loan and accrued interest balance to bring the loan current. Payments are generally first applied to accrued fees and interest and then to the principal loan balance.
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
Credit Service Organization
The Company previously provided services in connection with installment loans originated by independent third-party lenders (“CSO lenders”), whereby the Company acted as a credit services organization/credit access business on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program included arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. As of December 31, 2020, the CSO lenders were no longer originating Rise CSO loans. The Company continued to service existing loans until the wind-down of the CSO portfolio was completed in the third quarter of 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the CSO program, the Company guaranteed the repayment of the customer’s loan to the CSO lenders as part of the credit services it provided to the customer. A customer who obtained a loan through the CSO program paid the Company a fee for the credit services, including the guaranty, and entered into a contract with the CSO lenders governing the credit services arrangement. The CSO fee received was initially recognized as deferred revenue and subsequently recognized over the life of the loan. The Company estimated a liability for losses associated with the guaranty provided to the CSO lenders using assumptions and methodologies similar to the allowance for loan losses detailed previously. The CSO program required that the Company fund a cash reserve equal to 25% - 45% of the outstanding loan principal within the CSO program portfolio. As of December 31, 2020, estimated losses of approximately $0.7 million for the CSO loans receivable guaranteed by the Company of approximately $2.2 million was initially recorded at fair value and was included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. There were no CSO related balances as of December 31, 2021. See Note 3—Loans Receivable and Revenues for additional information on loans receivable and the provision for loan losses.
The Company also had a Receivable from CSO lenders related primarily to CSO fees received by the CSO lenders from customers. The receivables (payables) related to the CSO lenders as of December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
Receivable related to 25%-45% cash reserve	$—	$1,333
Receivable (payable) related to CSO fees collected by CSO lenders	—	(78)
Total receivable from CSO lenders	—	$1,255
The CSO lenders were considered VIEs of the Company; however, the Company did not have any ownership interest in the CSO lenders, did not exercise control over them, and was not the primary beneficiary, and therefore, did not consolidate the CSO lenders’ results with its results.
Receivables from Payment Processors
The Company has entered into agreements with third-party service providers to conduct processing activities, including the funding of new customer loans and the collection of customer payments for those loans. In accordance with contractual agreements, these funds are settled back to the Company within one to three business days after the date of the originating transaction. Accordingly, the Company had approximately $15.9 million and $6.1 million due from processing providers as of December 31, 2021 and 2020, respectively, which is included in Receivable from payment processors in the Consolidated Balance Sheets.
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
Software development costs, which are included in Property and equipment, net on the Consolidated Balance Sheets, as of December 31, 2021 and 2020, and related amortization expense, which is included in Depreciation and amortization within the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
Software development costs	$95,644	$79,200
Less: accumulated amortization	(68,361)	(53,265)
Net book value	$27,283	$25,935
Amortization expense	$15,096	$14,229
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
Cloud Computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The Company elected to adopt this ASU prospectively as of January 1, 2020 and implemented a control structure to identify cloud computing arrangements ("CCA") for appropriate accounting treatment similar to its procedures for right of use assets. Implementation costs for CCAs that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized amounts related to such arrangements are included in Prepaid expenses and other assets on the Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful life of 3 years and included within Occupancy and equipment within the Consolidated Statements of Operations.
Capitalized implementation costs for CCAs and related amortization expense for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
CCA implementation costs	$3,557	$1,017
Less: accumulated amortization	(572)	(2)
Net book value	$2,985	$1,015
Amortization expense within Occupancy and equipment expense	$570	$2
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
The Company has recorded a net liability for an uncertain tax position of $1.3 million at December 31, 2021. There was no liability recorded as of December 31, 2020. Tax periods from fiscal years 2014-2020 remain open and subject to examination for US federal and state tax purposes. As the Company had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill—Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the global economic impact and uncertainty due to COVID-19, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than the carrying amount. The impairment loss of $9.3 million was included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The Company completed its annual test as of October 1, 2021 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 1 and December 31, 2021 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With Robert Johnson's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. As of March 31, 2021, there were no intangible assets subject to amortization with any remaining life. No impairment losses related to intangible assets subject to amortization occurred during the years ended December 31, 2020 and 2019.
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
In accordance with ASC 360-10-35, Property, Plant & Equipment-Subsequent Measurement, the Company evaluates its ROU assets along with its Property and equipment, net for impairment annually and between annual tests as needed based on changes in circumstances or other triggering events. During the first and third quarters of 2021, the Company entered into subleases for facility space, triggering impairment assessments. The Company determined both of the asset groups with the subleased ROU assets and related LHI were impaired. Total impairment losses for the asset groups of $940 thousand for the twelve months ended December 31, 2021 are included in Non-operating loss in the Consolidated Statements of Operations. There were no ROU asset impairment losses in 2020 or 2019.
Debt Discount and Issuance Costs
Costs incurred for issuing the Notes payable are deferred and amortized using the straight-line method over the life of the related debt, which approximates the effective interest method. These costs include any debt discount or premium on the notes in addition to debt issuance costs incurred.
The unamortized balance of debt issuance costs was approximately $1.7 million and $2.1 million at December 31, 2021 and 2020, respectively, and is included in Notes payable, net in the Consolidated Balance Sheets. Amortization of debt issuance costs of approximately $0.7 million, $0.7 million and $0.6 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively, and is included within Net interest expense in the Consolidated Statements of Operations.
Comprehensive Income
Accumulated other comprehensive income, net is comprised of the impact of foreign currency translation adjustments in addition to unrealized gains (losses) on interest rate caps. For the years ended December 31, 2021, 2020 and 2019, the change in total other comprehensive income, net of tax, was a gain (loss) of approximately $0.0 million, $(1.1) million and $1.0 million, respectively. The Company had the following reclassifications out of Accumulated other comprehensive income (loss), net:
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
•During the year ended December 31, 2019, the Company and ESPV utilized interest rate caps to offset interest rate fluctuations in the Company's and ESPV's future interest payments on certain of their Notes payable. Effective gains or losses related to these cash flow hedges were reported in Accumulated other comprehensive income and reclassified into earnings, through interest expense, in the period or periods in which the hedged transactions affected earnings. The Company reclassified gains of $0.3 million related to the maturation of the interest rate caps from Accumulated other comprehensive income to Net income (loss) in the year ended December 31, 2019. See Note 11— Fair Value for additional information on these cash flow hedges.

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
Transfers and Servicing of Financial Assets
The Company applies the provisions of ASC Topic 860, Transfers and Servicing, for accounting for transfers and servicing of financial assets, which requires that specific criteria are met in order to record a transfer of financial assets as a sale. To qualify for sale treatment, the guidance requires that the Company does not have continuing involvement with the sold assets and also requires the Company to no longer retain effective control of the assets. During the years ended December 31, 2021, 2020 and 2019, the Company entered into sales agreements with third-party firms whereby the Company sold charged off customer loans to the third party. The agreements meet the sale criteria, and as a result, proceeds of approximately $9.2 million, $9.9 million and $21.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recorded as a recovery of charged off loans, inclusive of other recoveries, in the allowance for loan losses.
Certain VIEs and a wholly owned subsidiary acquired certain loan participations in unsecured lines of credit and installment loans originated by third-party lenders to individual borrowers, which meet the criteria of a participation interest. Per the terms of the participation arrangements with the third-party lenders, loan servicing is retained by the third-party lenders, and the VIEs and a wholly owned subsidiary reimburse the lenders for the proportionate share of the servicing costs. See Note 4—Variable Interest Entities for additional information related to the participation interests purchased.

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
On March 11, 2021, the ARP Act was signed into law. The Company reviewed the tax relief provisions of the ARP Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate. The Company continues to monitor and evaluate its eligibility under the ARP Act tax relief provisions to identify any portions that may become applicable in the future.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The purpose of ASU 2019-12 is to reduce complexity in the accounting standards for income taxes by removing certain exceptions as well as clarifying certain allocations. This update also addresses the split recognition of franchise taxes that are partially based on income between income-based tax and non-income-based tax. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2019-12 at January 1, 2021 did not have a material impact on the Company's consolidated financial statements.

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
For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Per SEC definitions, the Company met the definition of an SRC as of the ASU 2019-10 issuance date and chose to defer the adoption of ASU 2016-13.
The Company adopted ASU 2016-13 and all related amendments effective January 1, 2022 and plans to elect the fair value option provided by the transition relief of ASU 2019-05 on all loans receivable. The Company believes that electing the fair value method of accounting for the loans receivable aligns more closely with its portfolio decision making and better reflects the value of the loans receivable portfolio. In accordance with the transition guidance, the Company will release the allowance for estimated losses on loans receivable at that date and measure the loans receivable at fair value. These adjustments are recognized collectively, through a cumulative-effect adjustment, a net estimated increase to opening retained earnings of approximately $90-100 million. As a result of the adoption of ASU 2016-13, the Company’s loans receivable will be carried at fair value with changes in fair value recognized directly in earnings after the effective date of adoption.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2—EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at December 31, 2021 and 2020.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested RSUs using the treasury stock method but only to the extent that these instruments dilute earnings (loss) per share.
The computation of earnings (loss) per share was as follows for years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(Dollars in thousands except share and per share amounts)	2021	2020	2019
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(33,598)	$36,202	$26,196
Net income (loss) from discontinued operations	—	(15,610)	5,987
Net income (loss)	$(33,598)	$20,592	$32,183

Denominator (basic):
Basic weighted-average number of shares outstanding	34,262,031	40,926,581	43,805,845

Denominator (diluted):
Basic weighted-average number of shares outstanding	34,262,031	40,926,581	43,805,845
Effect of potentially dilutive securities:
Employee stock plans (options, RSUs and ESPP)	—	835,042	532,360
Diluted weighted-average number of shares outstanding	34,262,031	41,761,623	44,338,205

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.98)	$0.88	$0.60
Discontinued operations	—	(0.38)	0.13
Basic earnings (loss) per share	$(0.98)	$0.50	$0.73

Continuing operations	$(0.98)	$0.87	$0.59
Discontinued operations	—	(0.38)	0.14
Diluted earnings (loss) per share	$(0.98)	$0.49	$0.73
For the years ended December 31, 2021, 2020 and 2019, the Company excluded the following potential common shares from its diluted earnings per share calculation because including these shares would be anti-dilutive.
•841,621, 1,360,711 and 1,434,882 common shares issuable upon exercise of the Company's stock options
•2,700,693, 2,483,622 and 3,552,730 common shares issuable upon vesting of the Company's RSUs.
ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with participating securities to utilize a two-class method for the computation of net income per share attributable to the Company. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities. Net losses are not allocated to participating securities unless those securities are obligated to participate in losses. The Company did not have any participating securities for the years ended December 31, 2021, 2020 and 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3—LOANS RECEIVABLE AND REVENUES
Revenues
Revenues generated from the Company’s consumer loans for the years ended December 31, 2021, 2020 and 2019 were as follows:

(Dollars in thousands)	2021	2020	2019
Finance charges	$253,288	$274,025	$348,537
Lines of credit fees	158,652	173,528	247,398
CSO fees	607	16,530	40,835
Other	4,090	1,263	2,103
Total revenues	$416,637	$465,346	$638,873
Loans receivable, net of allowance for loan losses
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments at December 31, 2021 and 2020. The Rise product is primarily installment loans with lines of credit offered in two states, which ceased lines of credit origination activity in September 2020. The Elastic product is a line of credit product and the Today Card is a credit card product, both offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of December 31, 2021 and 2020 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, had also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who met the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Under the COVID-19 payment flexibility programs, customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. The COVID-19-specific payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. The Company, along with the bank partners it supports, continues to offer other payment flexibility programs if certain qualifications are met. As of December 31, 2021, 3.3% of customers that had loan balances outstanding have been provided relief through a payment deferral program for a total of $18.5 million in loans with deferred payments. The Company believes that the allowance for loan losses is adequate to absorb the losses inherent in the total portfolio as of December 31, 2021.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of December 31, 2021 and 2020 have been charged off.

	December 31, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$282,276	$190,946	$40,994	$514,216
Past due loans	$41,607	$14,860	$9,224	$65,691
Total loans receivable	$323,883	$205,806	$50,218	$579,907
Net unamortized loan premium	$407	$2,047	$—	$2,454
Less: Allowance for loan losses	$(48,219)	$(16,698)	$(6,287)	$(71,204)
Loans receivable, net	$276,071	$191,155	$43,931	$511,157

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$222,937	$154,950	$12,954	$390,841
Past due loans	22,383	6,926	1,564	30,873
Total loans receivable	245,320	161,876	14,518	421,714
Net unamortized loan premium	239	1,278	—	1,517
Less: Allowance for loan losses	(33,288)	(13,201)	(1,910)	(48,399)
Loans receivable, net	$212,271	$149,953	$12,608	$374,832
Total loans receivable includes approximately $12.3 million and $19.2 million of loans in a non-accrual status at December 31, 2021 and 2020, respectively.
Additionally, total loans receivable includes approximately $23.6 million and $25.3 million of interest receivable at December 31, 2021 and 2020, respectively.
The changes in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$33,968	$13,201	$1,910	$49,079
Provision for loan losses	135,576	41,737	8,517	185,830
Charge-offs	(135,621)	(41,752)	(4,284)	(181,657)
Recoveries of prior charge-offs	14,296	3,512	144	17,952
Balance end of year	$48,219	$16,698	$6,287	$71,204

	December 31, 2020
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$52,099	$28,852	$1,041	$81,992
Provision for loan losses	108,105	45,988	2,817	156,910
Charge-offs	(140,616)	(67,300)	(2,030)	(209,946)
Recoveries of prior charge-offs	14,380	5,661	82	20,123
Total	33,968	13,201	1,910	49,079
Accrual for CSO lender owned loans (Note 1)	(680)	—	—	(680)
Balance end of year	$33,288	$13,201	$1,910	$48,399

	December 31, 2019
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of year	$50,597	$36,019	$31	$86,647
Provision for loan losses	207,079	116,462	2,121	325,662
Charge-offs	(226,227)	(134,362)	(1,122)	(361,711)
Recoveries of prior charge-offs	20,650	10,733	11	31,394
Total	52,099	28,852	1,041	81,992
Accrual for CSO lender owned loans (Note 1)	(2,080)	—	—	(2,080)
Balance end of year	$50,019	$28,852	$1,041	$79,912

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2020, estimated losses of approximately $0.7 million for the CSO owned loans receivable guaranteed by the Company of approximately $2.2 million were initially recorded at fair value and are included in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. At December 31, 2021, the CSO portfolio has been liquidated and no guarantee obligation associated with this portfolio exists.
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
The following table summarizes the financial effects, excluding impacts related to credit loss allowance and impairment, of TDRs that occurred for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	2021	2020	2019
Outstanding recorded investment before TDR	$14,100	$30,378	$32,040
Outstanding recorded investment after TDR	13,324	29,492	29,689
Total principal and interest forgiveness included in charge-offs within the allowance for loan loss	$776	$886	$2,351
A loan that has been classified as a TDR remains so until the loan is liquidated through payoff or charge-off. The table below presents the Company's average outstanding recorded investment and interest income recognized on TDR for the years ended December 31, 2021, 2020, and 2019:

(Dollars in thousands)	2021	2020	2019
Average outstanding recorded investment(1)	$18,808	$21,858	$15,010
Interest income recognized	$8,261	$12,560	$11,013

(1) Simple average as of December 31, 2021, 2020, and 2019, respectively.
The table below presents the Company’s loans modified in TDRs as of December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Current outstanding investment	$8,121	$21,261
Delinquent outstanding investment	2,701	5,532
Outstanding recorded investment	10,822	26,793
Less: Impairment included in Allowance for loan losses	(2,673)	(7,133)
Outstanding recorded investment, net of impairment	$8,149	$19,660
A TDR is considered to have defaulted upon charge-off when it is over 60 days past due or earlier if deemed uncollectible. There were approximately $20.3 million and $14.3 million of loan restructurings accounted for as TDRs that subsequently defaulted for the year ended December 31, 2021 and 2020, respectively. The Company, and the bank originators it supports, have commitments to lend additional funds of approximately $5.2 million to customers with available and unfunded lines of credit at December 31, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4—VARIABLE INTEREST ENTITIES
The Company is involved with four entities that are deemed to be a VIE: Elastic SPV, Ltd., EF SPV, Ltd., EC SPV Ltd. and one Credit Services Organization ("CSO") lender. The CSO portfolio wind-down was completed in the third quarter of 2021 and the Company has no further involvement in this VIE as of September 30, 2021. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIEs to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period.
Each of the below VIE entities were formed by third-party investors for the purpose of purchasing loan participations from third-party bank lenders, and as such, a separate SPV was formed for each program associated with each third-party bank lender. Each SPV obtains debt financing from specific investment funds, which vary by each program and which allows the SPV to purchase the loan participations from each third-party bank lender and has a different interest rate of return for the investment funds. The separation of the SPVs by program provides more flexibility to the third-party bank lender and third-party investors as each program can be negotiated and tailored to the objectives of each party. The Company earns the residual profits from the SPVs which are paid out in the form of Credit Default Premiums.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase a 96% interest in each Rise bank-originated installment loan. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 7—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
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
Summarized Financial Information
As the VIEs that are consolidated have similar economic characteristics, products and services, distribution methods, and regulatory environments, the Company has elected to aggregate their information. The following table summarizes the aggregated assets and liabilities of the VIEs that are included within the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$53,195	$142,172
Restricted cash	1,000	1,000
Loans receivable, net of allowance for loan losses of $53,100 and $29,178, respectively	366,932	253,052
Prepaid expenses and other assets	16	45
Receivable from payment processors ($562 and $237, respectively, eliminates upon consolidation)	13,076	4,530
Total assets	$434,219	$400,799
LIABILITIES
Accounts payable and accrued liabilities ($8,681 and $40,599, respectively, eliminates upon consolidation)	$17,643	$46,803
Deferred revenue	4,346	2,300
Reserve deposit liability ($28,100 and $35,600, respectively, eliminates upon consolidation)	28,100	35,600
Notes payable, net	384,130	316,096
Total liabilities	$434,219	$400,799

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the aggregated operating results of the VIEs that are included within the Company’s Consolidated Statements of Operations at December 31, 2021, 2020, and 2019:

(Dollars in thousands)	2021	2020	2019
Revenues	$317,509	$294,591	$342,930
Loan loss provision	(141,638)	(95,538)	(182,735)
Other cost of sales ($127,950, $159,662, and $113,974, respectively, eliminates upon consolidation(1))	(141,318)	(162,649)	(117,677)
Gross profit	34,553	36,404	42,518
Interest expense	(30,024)	(31,931)	(37,311)
Net income	—	—	—
(1)Includes the Credit Default Premium and other fee amounts eliminated in consolidation.
CSO Lenders
The one CSO lender was considered a VIE of the Company; however, the Company did not have any ownership interest in the CSO lender, did not exercise control over it, and was not the primary beneficiary, and therefore, did not consolidate the CSO lender's results with its results. There were no new loan originations in 2021 under the CSO program and the wind-down of this portfolio was completed in the third quarter of 2021.
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2021 and 2020 consists of the following:

(Dollars in thousands)	2021	2020
Furniture and fixtures	$4,751	$4,288
Equipment	15,673	15,323
Leasehold improvements	7,414	8,310
Software development cost	95,644	79,200
Software purchased	9,627	9,627
	133,109	116,748
Less accumulated depreciation	(100,005)	(82,748)
	$33,104	$34,000
Depreciation expense was approximately $17.9 million, $18.0 million, and $15.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
In 2021, the Company entered into office space subleases which resulted in impairment of asset groups comprised of Operating lease right of use assets and the related Leasehold improvements. In 2019, the Company identified internal-use software projects whose net carrying value was deemed unrecoverable, and therefore, fully impaired. As a result, for the years ended 2021 and 2019, the Company recognized impairment expense of $307 thousand and $681 thousand in Non-operating loss within the Consolidated Statements of Operations, respectively. The Company had no asset impairment in the year ended 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities at December 31, 2021 and 2020 consist of the following:

(Dollars in thousands)	2021	2020
Accounts payable	$15,397	$7,568
Loss contingency accrual	39,750	21,424
Accrued compensation	17,996	15,326
Liability for losses on CSO lender-owned consumer loans	—	680
Interest payable	3,925	3,852
Other accrued liabilities	5,445	3,402
	$82,513	$52,252
NOTE 7—NOTES PAYABLE, NET
The Company has four debt facilities with VPC: the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and the EC SPV Facility. In October 2021, the Company entered into a new debt facility with PCAM (the "TSPV Facility"). The facilities had the following terms as of December 31, 2021.
VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate of the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted average base rate on the outstanding balance was 2.73% and the overall interest rate was 9.98%. At December 31, 2021, the weighted average base rate on the outstanding balance was 2.40% and the overall rate was 9.40%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of December 31, 2021 and 2020.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. The interest rate at December 31, 2020 was 15.73%. In January 2021, the Company paid off this term note prior to its maturity on February 1, 2021.
Prior to ECIL entering administration and being classified a discontinued operation by the Company on June 29, 2020, the VPC Facility included a note used to fund the UK Sunny loan portfolio (“UK Term Note”). Upon deconsolidation of ECIL, this note was removed from the Company's Consolidated Balance Sheets and was presented within Liabilities from discontinued operations in all prior periods presented. Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the debt of any subsidiary, which included the outstanding debt of ECIL. Repayment of the UK Term Note was completed by ECIL in the third quarter of 2020 and any guarantee obligation associated with the UK Term Note was released with the repayment.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2020, the weighted-average base rate on the outstanding balance was 2.72% and the overall interest rate was 9.97%. The weighted-average base rate on the outstanding balance at December 31, 2021 was 2.43% and the overall interest rate was 9.43%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of December 31, 2021 and 2020.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted-average base rate on the outstanding balance at December 31, 2020 was 2.45% and the overall interest rate was 9.70%. The weighted-average base rate on the outstanding balance at December 31, 2021 was 1.84% and the overall interest rate was 8.84%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of December 31, 2021 and 2020.
EC SPV Facility
The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2020 was 2.73% and the overall interest rate was 9.98%. The weighted average base rate on the outstanding balance at December 31, 2021 was 2.09% and the overall interest rate was 9.09% . All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of December 31, 2021.
TSPV Facility
On October 12, 2021, a new debt facility agreement, the TSPV Facility, was entered into among Today SPV, LLC ("TSPV"), Today Card, LLC ("TC LLC"), both wholly-owned subsidiaries of the Company, and PCAM. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million, used to purchase participations in credit card receivable balances from a third-party lender. As of December 31, 2021, the interest rate paid on this facility was a base rate (defined as the Wall Street Journal Prime Rate with a 3.25% floor) plus 3.60%. The weighted-average base rate on the outstanding balance at December 31, 2021 was 3.25% and the overall rate was 6.85%. All future borrowings under this facility will bear an interest rate at a base rate plus 3.60% at the borrowing date.
The TSPV Term Note matures on October 12, 2025. There are no principal payments due or scheduled until the respective maturity dates. All assets of TC LLC and its subsidiaries are pledged as collateral to secure the TSPV Facility. The TSPV Facility includes certain financial covenants for the product portfolio underlying the facility, including risk adjusted yield requirements, minimum cash level requirements, maximum default rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the TSPV Facility as of December 31, 2021.
Debt Facilities:
The outstanding balance of Notes payable, net of debt issuance costs, for the years ended December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
US Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	$84,600	$104,500
4th Tranche Term Note bearing interest at the base rate + 13%	—	18,050
ESPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	192,100	199,500
EF SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	137,800	93,500
EC SPV Term Note bearing interest at the base rate + 7.0% (2021) or + 7.25% (2020)	55,500	25,000
TSPV Term Note bearing interest at the base rate + 3.60%	37,000	—
Debt issuance costs	(1,723)	(2,147)
Total	$505,277	$438,403
The change in the facility balances includes the following:
•US Term Note - Paydowns of $25.9 million and $10 million in the first and second quarter of 2021, respectively, and draws of $11 million and $5 million in the third and fourth quarter of 2021, respectively;
•4th Tranche Term Note - Debt obligation of $18.1 million paid off in the first quarter of 2021;
•ESPV Term Note - Paydown of $39.9 million in the first quarter of 2021, and draws of $15 million and $17.5 million in the third and fourth quarter of 2021, respectively;
•EF SPV Term Note - Paydown of $18.7 million in the first quarter of 2021, and draws of $15 million, $43 million, and $5 million in the second, third, and fourth quarters of 2021, respectively;
•EC SPV Term Note - Draws of $5 million, $5 million, $15.5 million, $5 million in the first, second, third, and fourth quarters of 2021, respectively; and
•TSPV Term Note - Draws of $37 million in the fourth quarter of 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per the terms of the February 2019 amendments and the July 31, 2020 EC SPV agreement, the Company qualified for a 25 bps rate reduction on the VPC, ESPV, EF SPV, and EC SPV facilities effective January 1, 2021. The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
The following table presents the future debt maturities as of December 31, 2021:

Year (dollars in thousands)	December 31, 2021
2022	$—
2023	—
2024	470,000
2025	37,000
2026	—
Thereafter	—
Total	$507,000
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic and previously consolidated UK reporting units. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. As a result of the global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing on the goodwill balances of its reporting units. The Company performed a detailed qualitative and quantitative assessment of each reporting unit and concluded that the goodwill associated with the previously consolidated UK reporting unit was impaired as the fair value of the UK reporting unit was less than the carrying amount. The impairment loss of $9.3 million is included in Loss from discontinued operations due to the deconsolidation of ECIL. While there was a decline in the fair value of the Elastic reporting unit at March 31, 2020, there was no impairment identified during the quantitative assessment. The annual test was completed as of October 1, 2021 and the Company determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. No events or circumstances occurred between October 1 and December 31, 2021 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively. Of the total goodwill balance, approximately $229 thousand is deductible for tax purposes.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of acquired intangible assets as of December 31, 2021 is presented in the table below:

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
With Robert Johnson's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Total amortization expense recognized for the years ended December 31, 2021, 2020 and 2019 was approximately $602 thousand, $120 thousand, and $310 thousand respectively. As of March 31, 2021, there were no intangible assets subject to amortization with any remaining life.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating loss in the Consolidated Statements of Operations.

NOTE 9—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to five years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2021 and 2020, net assets recorded under operating leases were $5.7 million and $8.3 million, respectively, and net lease liabilities were $9.2 million and $12.0 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
The Company entered into two sublease contracts with independent third-parties for facility space related to right-of-use assets in January 2021 and September 2021, respectively. The Company's obligations under the original leases were not relieved. As the sublease income is immaterial, payments received are recognized as an offset to Occupancy and equipment in the Consolidated Statements of Operations. The signing of the subleases triggered impairment evaluations and the Company determined the related right-of-use assets were impaired. Impairment losses of $549 thousand for the January sublease and $84 thousand for the September sublease were recognized in Non-operating loss in the Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total gross lease cost for the years ended December 31, 2021 and 2020, included in Occupancy and equipment in the Consolidated Statements of Operations, is detailed in the table below.

	Year ended December 31,
Lease cost (dollars in thousands)	2021	2020
Operating lease cost	$3,065	$3,231
Short-term lease cost	—	—
Total lease cost	$3,065	$3,231
Further information related to leases is as follows:

	Year ended December 31,
Supplemental cash flows information (dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$3,876	$3,760
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted-average remaining lease term	2.7 years	3.6 years
Weighted-average discount rate	10.23%	10.23%
Future minimum lease payments as of December 31, 2021 are as follows:

Year (dollars in thousands)	Amount
2022	$3,984
2023	3,486
2024	1,438
2025	1,254
2026	638
Thereafter	—
Total future minimum lease payments	$10,800
Less: Imputed interest	(1,629)
Operating lease liabilities	$9,171
NOTE 10—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 totaled approximately $6.6 million, $8.1 million and $9.9 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan (“2016 Plan”) was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued under the 2016 Plan 7,812,712 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of December 31, 2021, the total number of shares available for future grants under the 2016 Plan was 3,324,041 shares.

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
In conjunction with the 2016 and 2014 Plans, as of December 31, 2021, the Company had granted stock options and RSUs which are described in more detail below.
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
There were no options granted in 2021. The options granted in 2020 have a contractual term of 10 years and vest 100% on the third anniversary of the effective date. The assumptions used to determine the fair value of options granted in the year ended December 31, 2020 using the Black-Scholes-Merton model is as follows:

2020
Dividend yield	0%
Risk-free interest rate	0.53%
Expected volatility (weighted-average and range, if applicable)	52%
Expected term	7 years
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
A summary of stock option activity as of and for the year ended December 31, 2021 is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	886,685	$5.94
Granted	—	—
Exercised(1)	(25,000)	2.13
Expired	—	—
Canceled/Forfeited	(65,000)	4.37
Outstanding at December 31, 2021	796,685	6.19	3.21
Options exercisable at December 31, 2021	796,685	$6.19	3.21
(1)During the year ended December 31, 2021, certain options were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 7,169 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2021, the following options were outstanding at their respective exercise price:

Exercise Price	Options Outstanding
$4.29 - 4.57	137,500
$5.15 - 5.59	226,687
$6.31	241,321
$8.08 - 8.32	191,177
Total	796,685
At December 31, 2021, there were no unrecognized compensation costs related to non-vested stock options to be recognized. The total intrinsic value of options exercised for the year ended December 31, 2021 was $49 thousand.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the year ended December 31, 2021 was $4.16. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the year ended December 31, 2021 is presented below:

RSUs	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	2,924,086	$4.17
Granted	2,104,559	4.16
Vested(1)	(1,213,765)	4.73
Canceled/Forfeited	(122,897)	4.21
Unvested at December 31, 2021	3,691,983	3.97
Expected to vest at December 31, 2021	2,831,907	$3.99
(1)During the year ended December 31, 2021, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 346,087 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities.

At December 31, 2021, there was approximately $7.6 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.4 years. During the year ended December 31, 2021, the aggregate intrinsic value of vested and expected to vest RSUs was $8.4 million. The total intrinsic value of RSUs that vested during the year ended December 31, 2021 was $4.4 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible employees. There are currently 2,196,257 shares authorized and 782,728 shares reserved for the ESPP. There were 301,220 shares purchased under the ESPP for the year ended December 31, 2021. Within share-based compensation expense for the years ended December 31, 2021, 2020 and 2019, $605 thousand, $637 thousand, and $676 thousand, respectively, relates to the ESPP.
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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the years ended December 31, 2021 and 2020, there were no significant transfers between levels.
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
Financial Assets and Liabilities Not Measured at Fair Value
The following table contains the financial assets and liabilities as of December 31, 2021 and 2020 that are not measured at fair value in the Consolidated Balance Sheets:

	Year Ended December 31, 2021	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,978	$84,978	$—	$—
Restricted cash	5,874	5,874	—	—
Loans receivable, net of allowance for loan losses	511,157	—	—	637,193
Receivable from payment processors	15,870	—	—	15,870
Total	$617,879	$90,852	$—	$653,063

Financial liabilities:
Accounts payable and accrued liabilities	$82,513	$—	$—	$82,513
Notes payable, net	505,277	—	—	505,277
Total	$587,790	$—	$—	$587,790

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2020	Fair Value Measurements Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$197,983	$197,983	$—	$—
Restricted cash	3,135	3,135	—	—
Loans receivable, net of allowance for loan losses	374,832	—	—	374,832
Receivable from CSO lenders	1,255	—	—	1,255
Receivable from payment processors	6,147	—	—	6,147
Total	$583,352	$201,118	$—	$382,234

Financial liabilities:
Accounts payable and accrued liabilities	$52,252	—	—	52,252
Notes payable, net	438,403	—	—	438,403
Total	$490,655	$—	$—	$490,655
The Company has evaluated Receivable from CSO lenders, Receivable from payment processors and Accounts payable and accrued liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable, net and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable, net approximates the fair value. Loans receivable are carried net of the allowance for loan losses, which is primarily calculated utilizing historical loss rates by product, stratified by delinquency ranges. Due to the short-term nature of the Company's loans receivable, net, the Company deemed the carrying value approximated the fair value. With the availability of more data, the Company enhanced its valuation methodology as of December 31, 2021. The Company used discounted cash flow analyses that factor estimated losses and prepayments over the estimated duration of the loans receivable. Using historical data and consideration of recent trends and forecasts, the Company determines loss and prepayment assumptions. Future cash flows are discounted using a rate of return that the Company believes a market participant would require.
The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from CSO lenders, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).
NOTE 12—DERIVATIVES
The Company and ESPV have periodically used hedging programs to manage interest rate risk associated with future interest payments. The Company and ESPV entered into two interest rate cap instruments on January 11, 2018, which matured on February 1, 2019. The Company had no outstanding derivative instruments as of December 31, 2021 and 2020.
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
The following table summarizes the activity that was recorded in Accumulated other comprehensive income in addition to reclassifications from Accumulated other comprehensive income into earnings related to each of the Company's and ESPV's interest rate caps during the year ended December 31, 2019.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2019
(Dollars in thousands)	US Term Note	ESPV Facility
Beginning unrealized gains in Accumulated other comprehensive income	$159	$144
Gross gains recognized in Accumulated other comprehensive income	—	—
Gains reclassified to income through Interest expense	(159)	(144)
Ending unrealized gains in Accumulated other comprehensive income	$—	$—
There were no interest rate caps during the years ended December 31, 2021 and 2020.
NOTE 13—INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consists of the following:

(Dollars in thousands)	2021	2020	2019
Current income tax expense (benefit):
State	$488	$(350)	$576
Total current income tax expense (benefit)	488	(350)	576

Deferred income tax expense (benefit):
Federal	(8,769)	10,985	9,643
State	498	275	1,940
Total deferred income tax expense (benefit)	(8,271)	11,260	11,583

Total income tax expense (benefit)	$(7,783)	$10,910	$12,159
No material penalties or interest related to taxes, other than as described below, were recognized for the years ended December 31, 2021, 2020 and 2019.
The Company's consolidated effective tax rates for continuing operations were 19%, 23% and 32% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's US cash effective tax rate for 2021 was approximately 0.3%.
On March 11, 2021, the American Rescue Plan Act ("ARP Act") was signed into law. The Company reviewed the tax relief provisions of the ARP Act, including the Company's eligibility for such provisions, and determined that the impact is likely to be insignificant with regard to the Company's effective tax rate.
The differences between the provision for income tax and the amount that would result if the federal statutory rate were applied to the pre-tax financial income for the years ended December 31, 2021, 2020 and 2019 were as follows:

(Dollars in thousands)	2021	2020	2019
Federal statutory rate of 21%	$(8,690)	$9,894	$8,054
State income tax provision	(671)	(377)	1,611
Permanent differences	1,186	2,242	2,462
Unrecognized tax benefit	1,264	—	—
Research and development credit	(441)	(1,757)	(860)
Other	(431)	908	892
Total	$(7,783)	$10,910	$12,159

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

(Dollars in thousands)	2021	2020
Deferred Tax Assets:
Allowance for losses on loans receivable	$4,474	$4,600
Net operating loss carryforward	20,536	15,954
Research and development credit	4,978	5,765
Deferred equity compensation costs	1,187	1,244
Accrued expenses	12,802	8,279
Deferred equity issuance costs	26	26
Other	1,107	1,165
Total deferred tax assets	45,110	37,033
Deferred Tax Liabilities:
Property and equipment, principally due to differences in depreciation	(1,137)	(2,037)
Amortization of intangible assets	(8,250)	(7,486)
Prepaid expenses	(1,494)	(1,552)
Net deferred tax assets before valuation allowance	34,229	25,958
Valuation allowance	—	—
Deferred tax assets, net	$34,229	$25,958
For purposes of evaluating the need for a deferred tax valuation allowance, significant weight is given to evidence that can be objectively verified. The following provides an overview of the assessment that was performed.
At December 31, 2021 and 2020, the Company did not establish a valuation allowance for its deferred tax assets ("DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to four years. At December 31, 2021, our net operating loss carryforward ("NOL") was approximately $84.1 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors include the following:
•The Company is in a three-year cumulative pre-tax income position in 2021 (exclusive of certain non-recurring items). Additionally, the Company has a history of utilizing its past NOL carryforwards.
•The Company is projecting future income sufficient to fully utilize the indefinite NOL carryforward. Also due to the short-term nature of the loan portfolio and the other items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one to three years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to four years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, at December 31, 2021 and 2020, the Company did not establish a valuation allowance for the DTA.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies unrecognized tax benefits as a liability or a reduction to deferred tax assets to the extent that the unrecognized tax benefit relates to deferred tax assets such as operating loss or tax credit carryforwards or to the extent that operating loss or tax credit carryforwards would be able to offset the additional tax liability generated by unrecognized tax benefits. The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes based on a determination of whether, and how much of, a tax benefit taken by it in its tax filings or positions is "more likely-than-not" to be realized following resolution of any potential contingencies related to the tax benefit. Recent changes in the tax regulations in the state of Texas impacted the Company's previously recognized research and development state tax credits and the state tax credit carryforwards. Based on this, the Company recognized a $1.3 million uncertain tax liability of which $1.0 million is within Deferred tax assets, net on the Consolidated Balance Sheets and $0.3 million is within Other taxes payable on the Consolidated Balance Sheets.
A reconciliation of the change in gross unrecognized tax benefits, excluding interest, penalties and the federal benefit for state unrecognized tax benefits for the year ended December 31, 2021, is as follows:

(Dollars in thousands)	2021
Balance beginning of year	$—
Tax position related to prior year:
Additions	1,532
Balance end of year	$1,532
As of December 31, 2021, the gross liability for an uncertain tax position was $1.5 million, exclusive of interest and penalties. Of this amount, $1.2 million would affect the Company’s effective tax rate if realized. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on uncertain tax positions within income tax expense (benefit) in the Consolidated Statements of Operations. As of December 31, 2021, the Company had accrued $0.1 million for interest and penalties. The liability for the uncertain tax position results from a recent change in tax regulations in the state of Texas that impacted the Company’s previously recognized research and development state tax credits. The Company has no expectation that this liability on the books at December 31, 2021 will be settled in the next 12 months. The Company’s 2016-2020 tax years remain open to income tax audits in Texas at December 31, 2021. There were no uncertain tax positions identified and recognized at December 31, 2020 or December 31, 2019.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss which was denied. On February 4, 2022, the parties to this litigation reached a settlement agreement in which Elevate admitted no liability, agreed to a settlement payment of $33.0 million to resolve this litigation and committed to purchase 924,495 shares of Elevate stock owned by the TFLT at a set price upon the execution of the settlement agreement. The Company accrued a contingent loss in the amount of $17.1 million for the settlement payment related to the TFLT and class action disputes at December 31, 2021, in addition to the $17 million previously accrued at December 31, 2020. This total accrual of $34.1 million, inclusive of related additional legal fees, is recognized as Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The settlement has been agreed to by all parties and is subject to approval from the United States Bankruptcy Court for the Northern District of Texas and United States District Court for the Eastern District of Virginia.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to the Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. On January 20, 2022, the Company entered into a Consent Judgment and Order (the "Consent Order") with the District resolving all matters in this action. The Company denies that it has violated any law or engaged in any deceptive or unfair practices as alleged and entered into the Consent Order to avoid the potential expense of further litigation. As part of the Consent Order, Elevate has agreed to not engage in certain business activities in the District of Columbia, provide refunds to certain affected District of Columbia consumers, which is estimated to be between $3.3 million and $3.4 million, and pay $450 thousand to the District of Columbia. The Company accrued a contingent loss in the amount of $4.0 million at December 31, 2021, which is recognized as Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets
In addition, on January 27, 2020, Sopheary Sanh filed a class action complaint in the Western District Court in the state of Washington against Rise Credit Service of Texas, LLC d/b/a/ Rise, Opportunity Financial, LLC and Applied Data Finance, LLC d/b/a Personify Financial. The Plaintiff in the case claims that Rise and Personify Financial have violated Washington’s Consumer Protection Act by engaging in unfair or deceptive practices, and seeks class certification, injunctive relief to prevent solicitation of consumers to apply for loans, monetary damages and other appropriate relief, including an award of costs, pre- and post-judgment interest, and attorneys' fees. The lawsuit was removed to federal court. On January 12, 2021, the court granted Rise's motion to dismiss, as well as the other non-affiliated service providers. The Judge did, however, allow Plaintiff the opportunity to amend its complaint. On June 22, 2021, the Plaintiff filed its Amended Complaint alleging that Elevate or its subsidiaries were not service providers to the originating bank, but rather the true lender. On July 20, 2021, Elevate filed its Motion to Dismiss the Amended Complaint. On September 20, 2021, Plaintiff filed its Response and Opposition to Defendant's Motion to Dismiss. On October 1, 2021, the Company filed a Reply in Support of its Motion to Dismiss the Amended Complaint, and is awaiting a ruling on the motion to dismiss. Elevate disagrees that it has violated the Washington Consumer Protection Act and it intends to vigorously defend its position. In the opinion of management, a material loss is remote at this stage as the Company's favorable ruling on its initial motion to dismiss had a similar fact pattern to the amended complaint.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not yet filed any arbitration demand. In addition, on April 6, 2020, Dahn Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. On September 1, 2021, the Arbitrator ruled that Elevate was deemed to be the prevailing party as to all matters in the Danh Le arbitration and all of Claimant's claims were denied. On December 1, 2021, Mr. Le filed a Petition to Vacate the Arbitration Award in the Superior Court of the state of California. The Company filed its motion in Opposition to Petitioner's Motion to Vacate on January 25, 2022, and a hearing was held on February 22, 2022. On February 23, 2022, the Superior Court ruled in Elevate's favor by denying the Petition to Vacate the arbitration judgment. Based on this determination, the Company does not expect to incur any reasonably possible losses at this time.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $277.1 million and $275.9 million in available and unfunded credit lines at December 31, 2021 and 2020, respectively. The Today Card product had approximately $20.0 million and $5.4 million in available and unfunded credit lines at December 31, 2021 and 2020, respectively. From May 2017 through September 2020, the Rise product offered lines of credit to consumers in certain states and had no remaining available and unfunded credit lines at December 31, 2020. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers and credit card customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in San Diego, California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At December 31, 2021 and 2020, the Company had $200 thousand and $300 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of December 31, 2021, the guarantee no longer exists as there are no remaining CSO program obligations.
UK Debt Guarantee:
Under the terms of the VPC Facility, Elevate Credit, Inc. (the "Parent") had provided a guarantee to VPC for the repayment of the UK Term Note. See Note 7—Notes Payable, Net for more information regarding the guarantee of the UK Term Note. ECIL completed payment of the UK Term Note in the third quarter of 2020 and any guarantee obligation associated with the UK Term Note was released with the repayment.

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
As of December 31, 2020, the Company had accrued approximately $4.4 million for a contingent loss related to a legal matter for a former executive of the company. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement and was settled as of March 31, 2021. In April 2021, the Company received a net recovery of $510 thousand. As of December 31, 2021, the Company had accrued $1.7 million pursuant to a director indemnification agreement related to a legal matter. Both of these accruals were recognized within Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The table below presents a roll forward of the net amounts accrued and paid for the years ended December 31, 2021 and 2020.

	Years Ended December 31
(Dollars in thousands)	2021	2020
Beginning balance	$4,424	$—
Accruals	1,190	7,065
Payments	$(3,914)	$(2,641)
Net contingent loss accrual related to legal matters	$1,700	$4,424
NOTE 15—DISCONTINUED OPERATIONS
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
In connection with the disposition of ECIL, the Company recognized a loss on its investment. This loss resulted in an estimated US federal and state income tax benefit of $28.4 million at December 31, 2020, which will be available to offset future US income tax obligations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the financial results of ECIL, which are considered Discontinued operations and are excluded from the Company's results of continuing operations:

	Years Ended December 31
(Dollars in thousands)	2021	2020(1)	2019
Revenues	$—	$24,012	$108,089
Cost of sales:
Provision for loan losses	—	4,785	38,579
Direct marketing costs	—	1,372	12,735
Other cost of sales	—	10,790	18,763
Total cost of sales	—	16,947	70,077
Gross profit	—	7,065	38,012
Operating expenses:
Compensation and benefits	—	4,785	13,653
Professional services	—	2,879	4,881
Selling and marketing	—	605	2,608
Occupancy and equipment	—	2,141	4,723
Depreciation and amortization	—	1,427	1,501
Other	—	288	792
Total operating expenses	—	12,125	28,158
Operating (loss) income	—	(5,060)	9,854
Other expense:
Net interest expense	—	(896)	(4,113)
Foreign currency transaction loss	—	(854)	334
Impairment loss	—	(9,251)	—
Total other expense	—	(11,001)	(3,779)
Gain (loss) from operations of discontinued operations	—	(16,061)	6,075
Loss on disposal of discontinued operations	—	(27,983)	—
Gain (loss) from discontinued operations before taxes	—	(44,044)	6,075
Income tax benefit (expense)	—	28,434	(88)
Net income (loss) from discontinued operations	$—	$(15,610)	$5,987
(1) Includes ECIL financial results for the period through June 28, 2020.
At December 31, 2021 and 2020, the Company had no assets or liabilities related to the discontinued operations of ECIL.
NOTE 16—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements, share-based compensation and a consulting arrangement with a related party are included in Professional services within the Consolidated Statements of Operations. These expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Fees and travel expenses	$519	$475	$532
Stock compensation(1)	555	1,693	2,361
Consulting	—	150	300
Total board related expenses	$1,074	$2,318	$3,193
(1)Includes Elevate's former CEO from August 1, 2019 through July 17, 2020.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2021 and 2020, the Company owed approximately $143 thousand and $110 thousand, respectively, to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.
In the second quarter of 2021, the Company reached an agreement with a member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, at December 31, 2021, the Company had a remaining accrual of $135 thousand, which is included in Professional services in the Consolidated Statements of Operations and in Accounts payable and accrued liabilities within the Consolidated Balance Sheets. The table below presents a roll forward of the amounts accrued and paid for the year ended December 31, 2021.

Year Ended December 31, 2021
(Dollars in thousands)
Beginning balance	$—
Accruals	1,722
Payments	(1,587)
Net accrual related to advances of legal fees	$135
In addition to the advances of legal fees, as of December 31, 2021, the Company had accrued $1.7 million pursuant to the director indemnification agreement related to a legal matter. This accrual is recognized within Non-operating loss in the Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
During the year ended December 31, 2020, the Company made payments to a former executive and member of the board for reimbursement of legal expenses and per the terms of an indemnification agreement. These payments totaled approximately $2.6 million.
A separate member of the board entered into a direct investment in the Rise portion of the VPC Facility for $800 thousand during the year ended December 31, 2017. The interest payments on this investment were $79 thousand, $81 thousand and $85 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, the Company made a $500 thousand advance applied toward its investment in the newly created Swell entity, which is recognized in Prepaid expenses and other assets on the Consolidated Balance Sheets. On February 15, 2022, Swell announced that two of the Company's executives, Christopher Lutes and Jason Harvison, will serve on Swell's board of directors, as well as one of the Company's board members, Jesse K. "Jay" Bray. See Note 19 - Subsequent Events for more information regarding the Company's investment in Swell.
NOTE 17—401(k) PLAN
The Company adopted a 401(k) Plan (the “Plan”) on June 1, 2014. All employees are eligible to participate in the Plan upon reaching the age of 21 years and completing one month of service with the Company. The Plan is a “safe harbor 401k plan” and the Company matches 100% of each participant’s first 5% of compensation that is contributed to the Plan each year. Participants may contribute up to 70% of their eligible earnings to the applicable Plan, subject to regulatory and other plan restrictions. Company and employee contributions are fully vested at the time of contribution. The Company’s consolidated matching contributions in the years ended December 31, 2021, 2020 and 2019 totaled approximately $2.8 million, $3.0 million and $2.8 million, respectively.
NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company’s operations are subject to seasonal fluctuations. Loan demand has historically been highest in the third and fourth quarters of each year, corresponding to the holiday season, and lowest in the first quarter of each year, corresponding to the Company's customers’ receipt of income tax refunds. During 2020, the Company experienced a decrease in loan demand during the second through fourth quarters due to the COVID-19 pandemic that began in March 2020. The Company experienced a return to growth during 2021 with an increase in loan demand. Typically, the Company’s loan loss provision, a significant portion of cost of sales, in addition to direct marketing and other cost of sales, is lowest as a percentage of revenue in the first half of each year.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the quarterly results of operations for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

(Dollars in thousands, except share and per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Total revenue	$89,733	$84,540	$112,835	$129,529
Total cost of sales	27,400	40,694	75,075	98,158
Gross profit	$62,333	$43,846	$37,760	$31,371
Net income (loss)(1)	$12,716	$(3,045)	$(11,005)	$(32,264)
Basic earnings (loss) per share	$0.35	$(0.09)	$(0.33)	$(0.99)
Diluted earnings (loss) per share	$0.34	$(0.09)	$(0.33)	$(0.99)
Basic weighted-average shares outstanding	36,582,502	35,132,980	33,786,968	32,489,338
Diluted weighted-average shares outstanding	37,579,050	35,132,980	33,786,968	32,489,338

2020
Total revenue	$162,467	$117,991	$94,164	$90,724
Total cost of sales	92,214	43,428	17,421	32,253
Gross profit	$70,253	$74,563	$76,743	$58,471
Net income (loss) from continuing operations	$7,922	$16,093	$16,616	$(4,429)
Net income (loss) from discontinued operations	(12,833)	(7,540)	4,465	298
Net income (loss)	$(4,911)	$8,553	$21,081	$(4,131)
Basic earnings per share - continuing operations	$0.18	$0.38	$0.41	$(0.11)
Basic earnings per share - discontinued operations	(0.29)	(0.18)	0.11	0.01
Basic earnings (loss) per share	$(0.11)	$0.20	$0.52	$(0.10)
Diluted earnings per share - continuing operations	$0.18	$0.38	$0.41	$(0.11)
Diluted earnings per share - discontinued operations	(0.29)	(0.18)	0.11	0.01
Diluted earnings (loss) per share	$(0.11)	$0.20	$0.52	$(0.10)
Basic weighted-average shares outstanding	43,161,716	42,182,412	40,230,256	38,851,781
Diluted weighted-average shares outstanding	43,631,737	42,511,808	40,762,330	38,851,781
(1) There were no discontinued operations in 2021.
NOTE 19—SUBSEQUENT EVENTS
The Company evaluated subsequent events and determined there have been no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows:
On January 20, 2022, the Company entered into a Consent Judgement and Order (the "Consent Order") with the Attorney General of the District of Columbia (the "District") resolving all matters in dispute related to the previously filed action against the Company by the District. The Company denies that it has violated any law or engaged in any deceptive or unfair practices as alleged and entered into the Consent Order to avoid the potential expense of further litigation. As part of the Consent Order, Elevate has agreed to not engage in certain business activities in the District of Columbia, provide refunds to certain affected District of Columbia consumers, which is estimated to be between $3.3 million and $3.4 million, and pay $450 thousand to the District of Columbia. See Note 14 - Commitments, Contingencies and Guarantees.
On January 27, 2022, the Company announced its new collaboration with Central Pacific Bank ("CPB") as CPB seeks to expand its presence beyond Hawaii and into the mainland US through Swell, a newly launched fintech company. The Elevate Blueprint™ platform will embed into Swell's broader fintech platform to enable CPB to offer personal lines of credit through Swell at APRs below 24%. In addition, the Company made equity investments in Swell of $1.0 million and $3.0 million in January and February 2022, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 28, 2022, the Company entered into a credit agreement with Pine Hill Finance, LLC for a $20.0 million Term Note which matures on March 1, 2024, at a daily Secured Overnight Financing Rate ("SOFR") rate plus 13.25% per annum. The first draw of $10.0 million on this agreement was made on January 31, 2022 and the second draw of $10.0 million was made on February 8, 2022.
On February 4, 2022, the Company reached agreements to settle its legacy litigation related to its 2014 spin-off from Think Finance and Think Finance's alleged insolvency at the time of the spin-off. As a result of the settlement, the Company will pay a total of $33 million, which was accrued as a contingent loss at December 31, 2021, and purchase 924,495 shares of the Company's stock currently held by the Think Finance Litigation Trustee. The Company expressly denies any wrongdoing or liability of any kind. The settlement has been agreed to by all parties and is subject to approval from the United States Bankruptcy Court for the Northern District of Texas and United States District Court for the Eastern District of Virginia. The repurchase of the Company's shares was not contingent on court approval and on February 11, 2022, the Company completed the share repurchase for a total of $3.2 million.

Item 9. Changes in and Disagreements with Accountants

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all possible misstatements due to error and fraud. Our disclosure controls and procedures and internal control over financial reporting are, however, designed to provide reasonable assurance of achieving their objectives.
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We plan to file our Proxy Statement for the 2022 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after December 31, 2021. Information required by this Item 10 is included in our Proxy Statement under the caption "Corporate Governance" and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics Policy that applies to all of our directors, officers (including all of our executive officers) and employees. This Code of Business Conduct and Ethics Policy is publicly available on our website at at http://investors.elevate.com under “Corporate Governance—Governance Documents—Code of Business Conduct and Ethics Policy.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics Policy by posting such information on our investor relations website under the heading “Corporate Governance—Governance Documents” at http://investors.elevate.com.

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

Item 16. 10-K Summary

None.

Exhibit index

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	April 14, 2017
3.2	State of Delaware Certificate of Change of Registered Agent and Registered Office	8-K	3.1	September 20, 2017
3.3	Amended and Restated Bylaws	8-K	3.1	February 11, 2019
4.1	Form of common stock certificate	S-1	4.1	January 11, 2016
4.2	Form of Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders	S-1	4.2	January 11, 2016
4.3	Description of Securities of the Registrant	10-K	4.3	February 14, 2020
10.1∞	Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.5	November 9, 2015
10.2	First Amendment to Amended and Restated Joint Marketing Agreement, dated June 18, 2018, by and among Elastic Marketing, LLC and Republic Bank & Trust Company	10-Q	10.1	August 10, 2018
10.3∞	Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC	S-1	10.76	January 30, 2017
10.4∞	Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC	S-1	10.6	November 9, 2015
10.5	First Amendment to Amended and Restated License and Support Agreement, dated June 18, 2018, by and among Elevate Decision Sciences, LLC and Republic Bank & Trust Company	10-Q	10.2	August 10, 2018
10.6∞	Administrative Services Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elevate@Work Admin, LLC	S-1	10.7	November 9, 2015
10.7∞	Credit Default Protection Agreement, dated July 1, 2015, by and between Elastic@Work, LLC and Elastic SPV, Ltd	S-1	10.8	November 9, 2015
10.8∞	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between Elastic SPV, Ltd. and Elastic Louisville, LLC	10-Q	10.6	May 10, 2019
10.9∞	Participation Interest Purchase and Sale Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Elastic@Work, LLC	S-1	10.11	November 9, 2015
10.10β	Joint Marketing Agreement, dated October 15, 2018, by and between FinWise Bank and EF Marketing, LLC	10-K	10.109	February 14, 2020
10.11β	First Amendment to Joint Marketing Agreement, dated August 1, 2019, by and between FinWise Bank and EF Marketing, LLC	10-K	10.110	February 14, 2020
10.12β	Technology and Support Agreement, dated October 15, 2018, by and between FinWise Bank and Elevate Decision Sciences, LLC	10-K	10.111	February 14, 2020
10.13	First Amendment to Technology and Support Agreement, dated August 1, 2019, by and between FinWise Bank and Elevate Decision Sciences, LLC	10-K	10.112	February 14, 2020
10.14β	Administrative Services Agreement, dated October 15, 2018, by and between EF SPV, Ltd. and EF Financial, LLC	10-K	10.113	February 14, 2020
10.15	Credit Default Protection Agreement, dated October 15, 2018, by and between EF Financial, LLC and EF SPV, Ltd.	10-K	10.114	February 14, 2020
10.16	First Amendment to Credit Default Protection Agreement, dated April 24, 2019, by and between EF Financial, LLC and EF SPV, Ltd.	10-K	10.115	February 14, 2020

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.17	Participation Interest Purchase and Sale Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	10-K	10.116	February 14, 2020
10.18β	First Amendment to Participation Agreement, dated August 1, 2019, by and between EF SPV, LTD and FinWise Bank	10-K	10.117	February 14, 2020
10.19	Amended and Restated Financing Agreement dated February 7, 2019 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.2	February 11, 2019
10.20	First Amendment to Financing Agreement dated July 31, 2020 by and among Elastic SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent	10-Q	10.5	November 9, 2020
10.21∞	Fifth Amended and Restated Financing Agreement dated February 7, 2019 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.1	February 11, 2019
10.22	First Amendment to Fifth Amended and Restated Financing Agreement dated July 31, 2020 by and among Rise SPV, LLC, Today Card LLC, Elevate Credit International Ltd., and Elevate Credit Service, LLC as borrowers, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.2	November 9, 2020
10.23	Form of Assignment and Assumption Agreement between VPC Onshore Specialty Finance Fund II, L.P. and various assignees	S-1	10.80	March 27, 2017
10.24	Financing Agreement dated February 7, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	8-K	10.3	February 11, 2019
10.25	First Amendment to Financing Agreement, dated August 1, 2019 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.1	August 9, 2019
10.26	Second Amendment to Financing Agreement, dated July 31, 2020 by and among EF SPV, Ltd. as borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent	10-Q	10.4	November 9, 2020
10.27	Financing Agreement dated July 31, 2020 by and among EC SPV, Ltd. as the borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent	10-Q	10.3	November 9, 2020
10.28	Intercreditor Agreement, dated July 1, 2015, by and among the Registrant, Rise SPV, LLC, Elevate Credit International Ltd., Elevate Credit Service, LLC, Elastic SPV, Ltd., the guarantors party thereto, and Victory Park Management, LLC, as collateral agent	S-1	10.10	November 9, 2015
10.29	Financing Agreement, dated as of October 12, 2021, by and among Today SPV, LLC; Today Card, LLC; the Other Credit Parties; PCAM Credit XV, LLC; and Park Cities Asset Management, LLC	10-Q	10.10	November 5, 2021

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.30	License Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.72	January 30, 2017
10.31∞	Support Agreement for Nortridge Loan System dated May 9, 2013, by and between Nortridge Software, LLC and Elevate Credit Service, LLC (as successor in interest to TC Loan Service, LLC)	S-1	10.73	January 30, 2017
10.32∞	TransUnion Master Agreement for Consumer Reporting and Ancillary Services, dated April 3, 2014, by and between Trans Union LLC and the Registrant	S-1	10.34	November 9, 2015
10.33	Experian Standard Terms and Conditions & Consumer Services Schedule, dated April 1, 2014, by and between Experian and the Registrant	Filed herewith.
10.34	Fort Worth Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.41	March 9, 2018
10.35	Amendment to Fort Worth Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	10-K	10.42	March 9, 2018
10.36	Second Amendment to the Fort Worth Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.12	November 9, 2015
10.37	Third Amendment to the Fort Worth Sublease Agreement, dated October 12, 2015, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.54	January 30, 2017
10.38	Fourth Amendment to Fort Worth Sublease Agreement, dated July 31, 2016, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.55	January 30, 2017
10.39∞	Lease Agreement (Fort Worth Property), dated July 13, 2016, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	S-1	10.56	January 30, 2017
10.40∞	First Amendment to Lease Agreement, dated August 31, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	10-Q	10.3	November 9, 2018
10.41∞	Second Amendment to Lease Agreement, dated December 3, 2018, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC	10-K	10.55	March 8, 2019
10.42	Addison Sublease Agreement, dated May 1, 2014, by and between TC Loan Service, LLC and Elevate Credit Service, LLC	S-1	10.17	November 9, 2015
10.43	Amendment to Addison Sublease Agreement, dated December 1, 2014, by and between TC Loan Service, LLC	S-1	10.16	November 9, 2015
10.44	Second Amendment to the Addison Sublease Agreement, dated May 22, 2015, by and between TC Loan Service, LLC	S-1	10.15	November 9, 2015
10.45∞	Office Lease Agreement, dated January 24, 2018, by and between the Registrant and COP-Spectrum Center, LLC	10-K	10.50	March 9, 2018
10.46∞	First Amendment to Office Lease dated March 25, 2019 by and between COP-Spectrum Center, LLC as landlord and Elevate Credit, Inc. as tenant	10-Q	10.4	May 10, 2019
10.47+	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers	S-1	10.18	March 10, 2017
10.48+	Elevate 2014 Equity Incentive Plan, as amended	8-K	10.5	January 30, 2019
10.49+	Elevate Form Stock Option Agreement	S-1	10.20	November 9, 2015
10.50+	Elevate Form Stock Option Agreement with vesting acceleration for Kenneth E. Rees and Jason Harvison	S-1	10.21	November 9, 2015

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.51+	Employment Option Agreement, dated as of May 1, 2014, by and between the Registrant and Kenneth E. Rees	S-1	10.22	November 9, 2015
10.52+	Elevate 2016 Omnibus Incentive Plan, as amended	8-K	10.4	January 30, 2019
10.53+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Prior Form)	S-1	10.43	December 31, 2015
10.54+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Prior Form)	10-Q	10.8	August 9, 2019
10.55+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award	10-K	10.72	February 14, 2020
10.56+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Bonus Award (Section 16 Grantees) (Prior Form)	S-1	10.47	December 31, 2015
10.57+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees) (Prior Form)	10-Q	10.11	August 9, 2019
10.58+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Bonus Award (Section 16 Grantees).	10-K	10.75	February 14, 2020
10.59+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	S-1	10.44	December 31, 2015
10.60+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Prior Form)	10-Q	10.3	May 11, 2018
10.61+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Prior Form)	10-Q	10.7	August 9, 2019
10.62+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award.	10-K	10.79	February 14, 2020
10.63+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.48	December 31, 2015
10.64+	Form of Elevate 2016 Omnibus Incentive Plan 2016 Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	S-1	10.74	January 30, 2017
10.65+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Restricted Stock Unit Award (Section 16 Grantees) (Prior Form)	10-Q	10.4	May 11, 2018
10.66+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees). (Prior Form)	10-Q	10.10	August 9, 2019
10.67+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Restricted Stock Unit Award (Section 16 Grantees).	10-K	10.84	February 14, 2020
10.68+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Prior Form)	S-1	10.45	December 31, 2015
10.69+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award (Prior Form)	10-Q	10.9	August 9, 2019
10.70+	Form of Elevate 2016 Omnibus Incentive Plan, Notice of Stock Option Award	10-K	10.87	February 14, 2020
10.71+	Form of Elevate 2016 Omnibus Incentive Plan Notice of Stock Option Award (Section 16 Grantees) (Prior Form)	S-1	10.46	December 31, 2015
10.72+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees) (Prior Form)	10-Q	10.12	August 9, 2019
10.73+	Form of Elevate 2016 Omnibus Incentive Plan, Notice Stock Option Award (Section 16 Grantees)	10-K	10.90	February 14, 2020
10.74+	Elevate 2016 Employee Stock Purchase Plan, as amended	8-K	10.6	January 30, 2019
10.75+	Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement with Brian Biglin	S-8	10.10	March 12, 2018
10.76+	Notice of Cash-Based Award	10-K	10.101	February 26, 2021

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.77+	Employment, Confidentiality and Non-Compete Agreement, dated May 1, 2014, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.24	November 9, 2015
10.78+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.39	December 31, 2015
10.79+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Kenneth E. Rees and Elevate Credit Service, LLC	S-1	10.81	March 10, 2017
10.80+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Kenneth E. Rees and Elevate Credit Service, LLC	8-K	10.1	January 30, 2019
10.81+	Resignation and Release of Claims Agreement, dated July 25, 2019, between Elevate Credit Service, LLC and Kenneth E. Rees	10-Q	10.4	August 9, 2019
10.82+	Amended and Restated Employment Agreement, dated November 21, 2019, by and between Jason Harvison and Elevate Credit Services, LLC	8-K	10.1	November 22, 2019
10.83+	Employment, Confidentiality and Non-Compete Agreement, dated January 5, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.26	November 9, 2015
10.84+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.41	December 31, 2015
10.85+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Christopher Lutes and Elevate Credit Service, LLC	S-1	10.83	March 10, 2017
10.86+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC	8-K	10.3	January 30, 2019
10.87+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 1, 2019, by and between Christopher Lutes and Elevate Credit Service, LLC	10-Q	10.5	August 9, 2019
10.88+	Employment, Confidentiality and Non-Compete Agreement, dated February 15, 2016, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.2	August 7, 2020
10.89+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.3	August 7, 2020
10.90+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated April 11, 2018, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.4	August 7, 2020
10.91+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.5	August 7, 2020
10.92+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated August 4, 2020, by and between Scott Greever and Elevate Credit Service, LLC	10-Q	10.6	August 7, 2020
10.93+	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC	10-Q	10.1	November 5, 2021
10.94+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC	10-Q	10.2	May 7, 2021

Exhibit number	Description	Filed / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.95+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC	10-Q	10.3	May 7, 2021
10.96+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Sarah Fagin Cutrona and Elevate Credit Service, LLC	10-Q	10.4	May 7, 2021
10.97+	Employment, Confidentiality and Non-Solicitation Agreement, dated May 1, 2014, by and between Chad Bradford and Elevate Credit Service, LLC	10-Q	10.5	November 5, 2021
10.98+	First Amendment to Employment, Confidentiality and Non-Compete Agreement, dated December 11, 2015, by and between Chad Bradford and Elevate Credit Service, LLC	10-Q	10.6	November 5, 2021
10.99+	Second Amendment to Employment, Confidentiality and Non-Compete Agreement, dated March 1, 2017, by and between Chad Bradford and Elevate Credit Service, LLC	10-Q	10.7	November 5, 2021
10.100+	Third Amendment to Employment, Confidentiality and Non-Compete Agreement, dated January 24, 2019, by and between Chad Bradford and Elevate Credit Service, LLC	10-Q	10.8	November 5, 2021
10.101+	Fourth Amendment to Employment, Confidentiality and Non-Compete Agreement, dated July 23, 2020, by and between Chad Bradford and Elevate Credit Service, LLC	10-Q	10.9	November 5, 2021
21.1	Subsidiaries of Elevate Credit, Inc.	Filed herewith.
23.1	Consent of Grant Thornton, LLP	Filed herewith.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended	Filed herewith.
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1∞	Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company	S-1	99.1	November 9, 2015
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
104	XBRL for cover page of the Company's Annual Report on Form 10-K, included in Exhibit 101 Inline XBRL Document Set.

+	Indicates a management contract or compensatory plan.
∞	Confidential treatment has been requested or granted as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
β	Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elevate Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Worth, State of Texas, on February 25, 2022.

Elevate Credit, Inc.
By:	/s/ Jason Harvison
Jason Harvison
Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY
    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason Harvison, Chad Bradford and Sarah Fagin Cutrona, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jason Harvison	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Jason Harvison

/s/ Chad Bradford	Interim Chief Financial Officer (Interim Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Chad Bradford

/s/ Saundra D. Schrock	Chairman	February 25, 2022
Saundra D. Schrock

/s/ Jesse K. "Jay" Bray	Director	February 25, 2022
Jesse K. "Jay" Bray

/s/ John C. Dean	Director	February 25, 2022
John C. Dean

/s/ Stephen B. Galasso	Director	February 25, 2022
Stephen B. Galasso

/s/ Tyler W. K. Head	Director	February 25, 2022
Tyler W. K. Head

/s/ Michael T. Pugh	Director	February 25, 2022
Michael T. Pugh

/s/ Manuel Sánchez Rodriguez	Director	February 25, 2022
Manuel Sánchez Rodriguez

/s/ Bradley R. Strock	Director	February 25, 2022
Bradley Strock