Form 10-Q
period 2022-03-31
Elevate Credit, Inc.
filed 2022-05-06
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2022
Common Shares, $0.0004 par value	31,345,370

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
•the effects of the outbreak and continuation of the novel coronavirus ("COVID-19") on demand for our products, our business, our financial condition and results of operations, underwriting changes we and the bank originators we support are implementing to address credit risk associated with originations during the economic crisis created by the COVID-19 pandemic, and new legislation or other governmental responses to the pandemic;
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
•the estimates and estimate methodologies used in preparing our condensed consolidated financial statements, including our valuation of our loan portfolio under fair value accounting;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail elsewhere in this Quarterly Report on Form 10-Q, and in "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents*	$105,815	$84,978
Restricted cash*	4,542	5,874
Loans receivable at fair value*	584,154	—
Loans receivable, net of allowance for loan losses of $71,204*	—	511,157
Prepaid expenses and other assets*	11,848	12,745
Operating lease right of use assets	5,183	5,718
Receivable from payment processors*	11,122	15,870
Deferred tax assets, net	8,719	34,229
Investment in unconsolidated affiliate	5,489	—
Property and equipment, net	35,621	33,104
Goodwill, net	6,776	6,776
Intangible assets, net	231	231
Total assets	$779,500	$710,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 12)*	$73,597	$82,513
Operating lease liabilities	8,414	9,171
Other taxes payable	305	304
Deferred revenue*	2,933	4,446
Notes payable, net (See Note 5)*	503,248	505,277
Total liabilities	588,497	601,711
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 31,249,083 and 31,810,759 outstanding, respectively	19	19
Additional paid-in capital	206,804	205,860
Treasury stock; at cost; 13,711,355 and 13,149,679 shares of common stock, respectively	(44,594)	(41,746)
Retained earnings (Accumulated deficit)	28,774	(55,162)
Total stockholders’ equity	191,003	108,971
Total liabilities and stockholders’ equity	$779,500	$710,682

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

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Revenues	$124,244	$89,733
Cost of sales:
Change in fair value of loans receivable	84,159	—
Provision for loan losses	—	20,970
Direct marketing costs	6,226	4,383
Other cost of sales	2,882	2,047
Total cost of sales	93,267	27,400
Gross profit	30,977	62,333
Operating expenses:
Compensation and benefits	20,089	19,008
Professional services (See Note 12)	6,959	7,079
Selling and marketing	809	533
Occupancy and equipment	5,873	4,956
Depreciation and amortization	3,761	5,243
Other	790	775
Total operating expenses	38,281	37,594
Operating income (loss)	(7,304)	24,739
Other expense:
Net interest expense (See Note 12)	(12,170)	(8,786)
Equity method investment loss	(344)	—
Non-operating income	1,666	207
Total other expense	(10,848)	(8,579)
Income (loss) before taxes	(18,152)	16,160
Income tax expense (benefit)	(4,229)	3,444
Net income (loss)	$(13,923)	$12,716

Basic earnings (loss) per share	$(0.44)	$0.35
Diluted earnings (loss) per share	$(0.44)	$0.34

Basic weighted average shares outstanding	31,378,168	36,582,502
Diluted weighted average shares outstanding	31,378,168	37,579,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended March 31, 2022 and 2021

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Retained earnings / Accumulated deficit	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	37,954,138	18	200,433	7,006,300	(16,492)	(20,101)	$163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	(417)
Treasury stock reissued for Stock Option Exercise	—	—	12,500	—	—	(12,500)	73	(46)	27
Net income	—	—	—	—	—	—	—	12,716	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$166,973

Balances at December 31, 2021	—	—	31,810,759	19	205,860	13,149,679	(41,746)	(55,162)	$108,971
Share-based compensation -US	—	—	—	—	1,658	—	—	—	1,658
Treasury stock acquired	—	—	(972,476)	—	—	972,476	(3,661)	—	(3,661)
Treasury stock reissued for RSUs vesting	—	—	410,800	—	(714)	(410,800)	813	(744)	(645)
Cumulative effect of change in accounting, net of deferred income tax expense of $29.8 million	—	—	—	—	—	—	—	98,603	98,603
Net loss	—	—	—	—	—	—	—	(13,923)	(13,923)
Balances at March 31, 2022	—	—	31,249,083	$19	$206,804	13,711,355	$(44,594)	$28,774	$191,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,923)	$12,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,761	5,243
Change in fair value of loans receivable	84,159	—
Provision for loan losses	—	20,970
Share-based compensation	1,658	1,602
Amortization of debt issuance costs	226	182
Amortization of loan premium	1,546	946
Loss from equity method investment	344	—
Amortization of operating leases	(222)	(191)
Deferred income tax (benefit) expense, net	(4,276)	3,359
Non-operating gain	(1,666)	(207)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	398	(744)
Income taxes payable	1	—
Receivables from payment processors	4,748	884
Receivables from CSO lenders	—	1,057
Interest receivable	(16,492)	(4,334)
Deferred revenue	(1,513)	(873)
Accounts payable and accrued liabilities	(8,814)	(8,730)
Net cash provided by operating activities	49,935	31,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(205,487)	(133,899)
Principal collections and recoveries on loans receivable	192,875	156,203
Participation premium paid	(1,312)	(1,081)
Purchases of property and equipment	(6,277)	(3,383)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
Net cash provided by (used in) investing activities	(24,201)	19,090
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$23,000	$5,000
Payments of notes payable	(25,000)	(102,550)
Debt issuance costs paid	(255)	—
Common stock repurchased	(3,329)	(10,813)
Proceeds from stock option exercises	—	27
Taxes paid related to net share settlement of equity awards	(645)	(417)
Net cash used in financing activities	(6,229)	(108,753)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,505	(57,783)

Cash and cash equivalents, beginning of period	84,978	197,983
Restricted cash, beginning of period	5,874	3,135
Cash, cash equivalents and restricted cash, beginning of period	90,852	201,118

Cash and cash equivalents, end of period	105,815	140,300
Restricted cash, end of period	4,542	3,035
Cash, cash equivalents and restricted cash, end of period	$110,357	$143,335

Supplemental cash flow information:
Interest paid	$11,663	$9,603
Taxes paid	$—	$41

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$—	$30
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$—	$5
Reissuances of Treasury stock	$813	$694
Impact on retained earnings of adoption of ASU 2016-13	$98,603	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended March 31, 2022 and 2021
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2022. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Significant items subject to such estimates and assumptions include the valuation of the loans receivable, goodwill, long-lived and intangible assets, deferred revenues, contingencies, the income tax provision, valuation of share-based compensation, operating lease right of use assets, operating lease liabilities and the valuation allowance against deferred tax assets. The Company bases its estimates on historical experience, current data and assumptions that are believed to be reasonable. Actual results in future periods could differ from those estimates.
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
For the three months ended March 31, 2022 and 2021

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
Installment Loans, Lines of Credit and Credit Cards
Effective January 1, 2022, the Company utilizes the fair value option on its entire loans receivable portfolio. As such, loans receivable, including receivables for finance charges, fees and interest, are reported as Loans receivable at fair value on the Condensed Consolidated Balance Sheet at March 31, 2022. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require.
Loans receivable at fair value include installment loans, lines of credit and credit cards. Installment loans are multi-payment loans that require the pay-down of portions of the outstanding principal balance in multiple installments through the Rise brand. Line of credit accounts include customer cash advances made through the Elastic brand and the Rise brand in two states (which were discontinued in September 2020). Credit cards represent credit card receivable balances, uncollected billed interest and fees through the Today Card brand.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

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
The Company classifies its loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Installment loans and lines of credit are charged off when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged-off are treated as a reduction of charge-offs in the period in which the recovery is collected.
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
Allowance for Loan Losses
Prior to January 1, 2022, the Company maintained an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. The Company primarily utilized historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but also considered recent collection and delinquency trends, as well as macro economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of the Company’s customers, the estimate of the allowance for loan losses was subject to change in the near-term and could significantly impact the consolidated financial statements. If a loan was deemed to be uncollectible before it is fully reserved, it was charged-off at that time. For loans classified as TDRs, impairment was typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

The Company has one reportable segment, which provides online financial services for non-prime consumers. The Company has aggregated all components of its business into a single reportable segment based on the similarities of the economic characteristics, the nature of the products and services, the distribution methods, the type of customers and the nature of the regulatory environments. All of the Company's assets and revenue are in one geographic location, therefore, segment reporting based on geography does not apply.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. The following table summarizes the components of net property and equipment. In January 2021 and September 2021, certain assets were determined to be impaired in relation to subleases of facility space.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Property and equipment, gross	$139,387	$133,109
Accumulated depreciation and amortization	(103,766)	(100,005)
Property and equipment, net	$35,621	$33,104
Cloud Computing Arrangements
In accordance with ASC Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, the Company has established a control structure to identify cloud computing arrangements ("CCA") for appropriate accounting treatment similar to its procedures for right of use assets. Implementation costs for CCAs that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized amounts related to such arrangements are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful life of 3 years. For the three months ended March 31, 2022 and 2021, the Company recognized $217.1 thousand and $30.3 thousand in amortization expense, respectively, within Occupancy and equipment within the Condensed Consolidated Statements of Operations.

(Dollars in thousands)	March 31, 2022	December 31, 2021
CCA implementation costs	$4,247	$3,557
Less: accumulated amortization	(789)	(572)
Net book value	$3,458	$2,985
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Accounting Standards Codification ("ASC") 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual test as of October 1, 2021 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of March 31, 2022.
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
For the three months ended March 31, 2022 and 2021

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
In accordance with ASC 360-10-35, Property, Plant & Equipment— Subsequent Measurement, the Company evaluates its ROU assets along with its Property and equipment, net for impairment annually and between annual tests as needed based on changes in circumstances or other triggering events. During the first quarter of 2021, the Company entered into a sublease for facility space, triggering an impairment assessment. The Company determined the asset group with the subleased ROU asset and related LHI was impaired. Total impairment losses for the asset group of $742 thousand for the three months ended March 31, 2021, respectively, are included in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. As the Company's comprehensive income (loss) is the same as net income (loss) for all periods presented, a separate statement of comprehensive income (loss) is not included in the condensed consolidated financial statements.
Equity Method Investment
In January 2022, the Company collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Company contributed intellectual property as well as cash for its non-controlling interest, and records its interest in Swell under the equity method of accounting. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $5.5 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets. A loss of $0.3 million is included in Equity method investment loss in the Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2022 and 2021

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
For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until fiscal periods beginning after December 15, 2022. In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-12 ("ASU 2020-02"). ASU 2020-02 updates the SEC staff guidance related to ASU 2016-13 and all contingent amendments. Under the current SEC definitions, the Company met the definition of an SRC as of the ASU 2019-10 issuance date and chose to defer the adoption of ASU 2016-13 and its related amendments.
The Company adopted ASU 2016-13 and all related amendments effective January 1, 2022 and elected the fair value option provided by the transition relief of ASU 2019-05 on all loans receivable. The Company believes that electing the fair value method of accounting for the loans receivable aligns more closely with its portfolio decision making and better reflects the value of the loans receivable portfolio. In accordance with the transition guidance, the Company released the allowance for estimated losses on loans receivable at that date and measured the loans receivable at fair value. These adjustments are recognized collectively, through a cumulative-effect adjustment to opening retained earnings of $98.6 million. As a result of the adoption of ASU 2016-13, the Company’s loans receivable are carried at fair value with changes in fair value recognized directly in earnings after the effective date of adoption.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Accounting Standards to be Adopted in Future Periods
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is assessing the potential impact of electing all or portions of ASU 2020-04 on the Company's condensed consolidated financial statements and does not expect ASU 2020-04 to have a material impact to the financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The primary purpose of ASU 2022-02, among other things, is to eliminate the accounting guidance for TDRs, to enhance the disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty, and to require disclosure of current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses (Topic 326): Measured at Amortized Cost. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption, as well as separate early adoption, is permitted if an entity has adopted ASU 2016-13. The Company is assessing the potential impact of adoption on the Company's condensed consolidated financial statements and does not expect ASU 2022-02 to have a material impact to the financial statements due to the fair value option election related to ASU 2016-13 .

NOTE 2 - EARNINGS PER SHARE
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at March 31, 2022 and 2021.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of earnings (loss) per share was as follows for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2022	2021
Numerator (basic and diluted):
Net income (loss)	$(13,923)	$12,716

Denominator (basic):
Basic weighted average number of shares outstanding	31,378,168	36,582,502

Denominator (diluted):
Basic weighted average number of shares outstanding	31,378,168	36,582,502
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	996,548
Diluted weighted average number of shares outstanding	31,378,168	37,579,050

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.44)	$0.35

Diluted earnings (loss) per share	$(0.44)	$0.34

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•822,201 and 1,008,359 common shares issuable upon exercise of the Company's stock options; and
•3,263,009 and 615,439 common shares issuable upon vesting of the Company's RSUs.
NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Finance charges	$74,288	$53,192
Lines of credit fees	48,464	35,480
CSO fees	—	551
Other	1,492	510
Total revenues	$124,244	$89,733
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments for all periods presented. The Rise product is installment loans, the Elastic product is a line of credit product and the Today Card is a credit card product, all offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of March 31, 2022 and December 31, 2021 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, had also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Under the COVID-19 payment flexibility programs, customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. The COVID-19-specific payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. The Company, along with the bank originators it supports, continues to offer other payment flexibility programs if certain qualifications are met. As of March 31, 2022, 2.4% of customers that had loan balances outstanding have been provided relief through a payment deferral program for a total of $12 million in loans with deferred payments.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of March 31, 2022 and December 31, 2021 have been charged off.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Loans Receivable at Fair Value
On January 1, 2022, the Company elected the fair value option for the loans receivable portfolio under the transition relief provided under ASU 2019-05 in connection with its adoption of ASU 2016-13.

	March 31, 2022
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$251,447	$178,672	$40,275	$470,394
Past due loans	38,087	13,122	10,589	61,798
Total loans receivable	289,534	191,794	50,864	532,192
Net unamortized loan premium	348	1,770	—	2,118
Loans receivable, at book	$289,882	$193,564	$50,864	$534,310
Additionally, total loans receivable includes approximately $23.0 million of accrued interest and fees receivable at March 31, 2022.

March 31, 2022
(Dollars in thousands)	Total
Loans receivable - principal - accrual	$503,374
Loans receivable - principal - non-accrual	7,945
Total Loans receivable - principal	511,319

Loans receivable - principal, at fair value - accrual	553,218
Loans receivable - principal, at fair value - non-accrual	7,945
Loans receivable - principal, at fair value (excluding accrued interest and fees)	$561,163
Accrued interest and fees receivable	22,991
Loans receivable at fair value	$584,154
Difference between Loans receivable - principal and Loans receivable - principal, at fair value	$49,844
The changes in the fair value of Loans receivable at fair value during the three months ended March 31, 2022 are as follows:

(Dollars in thousands)	Three Months Ended March 31, 2022
Balance beginning of period	$639,545
Originations, including premium paid	206,697
Interest and fees, including premium amortization	122,541
Repayments	(300,470)
Charge-offs, net(1)	(76,819)
Net change in fair value(1)	(7,340)
Balance end of period	$584,154
(1) Included in Change in fair value of loans receivable in the Condensed Consolidated Statements of Operations

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Loans Receivable at Amortized Cost
Prior to January 1, 2022, the Company carried all loans receivable at amortized cost, including accrued interest, loan premium and allowance for loan losses.

	December 31, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$282,276	$190,946	$40,994	$514,216
Past due loans	41,607	14,860	9,224	65,691
Total loans receivable	323,883	205,806	50,218	579,907
Net unamortized loan premium	407	2,047	—	2,454
Less: Allowance for loan losses	(48,219)	(16,698)	(6,287)	(71,204)
Loans receivable, net	$276,071	$191,155	$43,931	$511,157
Additionally, total loans receivable includes approximately $23.6 million of accrued interest and fees receivable at December 31, 2021.
Total loans receivable includes approximately $12.3 million of loans in a non-accrual status at December 31, 2021.
The changes in the allowance for loan losses during the three months ended March 31, 2021 were as follows:

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

As of June 30, 2021, the CSO owned portfolio has been liquidated and no guarantee obligation associated with this portfolio exists.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. As of March 31, 2022 and 2021, the Company's TDRs are immaterial to the loans receivable portfolio.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

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
For the three months ended March 31, 2022 and 2021

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
Summarized Financial Information
As the VIEs that are consolidated have similar economic characteristics, products and services, distribution methods, and regulatory environments, the Company has elected to aggregate their information. The following table summarizes the aggregated assets and liabilities of the VIEs that are included within the Company’s Condensed Consolidated Balance Sheets March 31, 2022 and December 31, 2021:

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

(Dollars in thousands)	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$63,220	$53,195
Restricted cash	1,000	1,000
Loans receivable at fair value	424,369	—
Loans receivable, net of allowance for loan losses of $53,100	—	366,932
Prepaid expenses and other assets	10	16
Receivable from payment processors ($755 and $562 respectively, eliminates upon consolidation)	9,602	13,076
Total assets	$498,201	$434,219
LIABILITIES
Accounts payable and accrued liabilities ($50,487 and $8,681 respectively, eliminates upon consolidation)	$58,879	$17,643
Deferred revenue	2,833	4,346
Reserve deposit liability ($77,200 and $28,100, respectively, eliminates upon consolidation)	77,200	28,100
Notes payable, net	359,289	384,130
Total liabilities	$498,201	$434,219
The following table provides a summary of the aggregated operating results of the VIEs that are included within the Company’s Condensed Consolidated Statements of Operations at March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Revenues	$98,136	$63,305
Change in fair value of loans receivable	(63,849)	—
Loan loss provision	—	(14,165)
Other cost of sales ($22,130 and $40,454, respectively, eliminates upon consolidation(1))	(24,163)	(41,590)
Gross profit	10,124	7,550
Interest expense	(8,988)	(6,497)
Net income	$—	$—
(1)Includes the Credit Default Premium and other fee amounts eliminated in consolidation.
CSO Lender
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
NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and the EC SPV Facility. In October 2021, the Company entered into a new debt facility with PCAM (the "TSPV Facility"). In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill Term Note"). The facilities had the following terms as of March 31, 2022.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. At March 31, 2022, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of March 31, 2022 and December 31, 2021.
The VPC Facility previously included a term note (the "4th Tranche Term Note") used to fund working capital with a maximum borrowing amount of $18 million and a base rate of 2.73% plus 13%. In January 2021, the Company paid off this term note prior to its maturity on February 1, 2021.
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021 the weighted average base rate on the outstanding balance was 2.43% and the overall interest rate was 9.43%. At March 31, 2022, the weighted average base rate on the outstanding balance was 2.43% and the overall interest rate was 9.43%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of March 31, 2022 and December 31, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2021 was 1.84% and the overall interest rate was 8.84%. The weighted average base rate on the outstanding balance at March 31, 2022 was 1.84% and the overall interest rate was 8.84%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of March 31, 2022 and December 31, 2021.
EC SPV Facility
The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2021 was 2.09% and the overall interest rate was 9.09%. The weighted average base rate on the outstanding balance at March 31, 2022 was 2.09% and the overall interest rate was 9.09%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of March 31, 2022 and December 31, 2021.
TSPV Facility
On October 12, 2021, a new debt facility agreement, the TSPV Facility, was entered into among Today SPV, LLC ("TSPV"), Today Card, LLC ("TC LLC"), both wholly-owned subsidiaries of the Company, and PCAM. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million used to purchase participations in credit card receivable balances from a third-party lender. The weighted-average base rate on the outstanding balance at December 31, 2021 was 3.25% and the overall rate was 6.85%. The weighted average base rate on the outstanding balance at March 31, 2022 was 3.25% and the overall interest rate was 6.85%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the Wall Street Journal Prime Rate with a 3.25% floor) plus 3.60% at the borrowing date.
The TSPV Term Note matures on October 12, 2025. There are no principal payments due or scheduled until the respective maturity dates. All assets of TC LLC and its subsidiaries are pledged as collateral to secure the TSPV Facility. The TSPV Facility includes certain financial covenants for the product portfolio underlying the facility, including risk adjusted yield requirements, minimum cash level requirements, maximum default rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the TSPV Facility as of March 31, 2022 and December 31, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Pine Hill Term Note
In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill") for a $20 million Term Note to supplement our working capital. At March 31, 2022, the weighted average base rate on the outstanding balance was 1% and the overall rate was 14.25%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the daily Secured Overnight Financing Rate ("SOFR") rate with a floor of 1%) plus 13.25% per annum.
The Term Note matures on March 1, 2024. There are no principal payments due or scheduled until the respective maturity date. The Pine Hill Facility contains certain covenants for the Company, which are consistent with the covenants within the VPC Facility, such as minimum cash requirements and minimum book value of equity requirement. The Company was in compliance with all covenants related to the Pine Hill Facility at March 31, 2022.
Debt Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	192,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	122,800	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	45,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	40,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
Debt issuance costs	(1,752)	(1,723)
Total	$503,248	$505,277

The change in the facility balances includes the following:
•EF SPV Term note - Paydown of $15 million in the first quarter of 2022;
•EC SPV Term Note - Paydown of $10 million in the first quarter of 2022;
•TSPV Term Note - Draw of $3 million in the first quarter of 2022; and
•Pine Hill Term Note - Funding of $20 million in the first quarter of 2022.
The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of March 31, 2022 are as follows:

Year (dollars in thousands)	March 31, 2022
Remainder of 2022	$—
2023	—
2024	465,000
2025	40,000
2026	—
Thereafter	—
Total	$505,000

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic reporting unit. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. The annual test was completed as of October 1, 2021 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. No events or circumstances occurred between October 2, 2021 and March 31, 2022 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. Of the total goodwill balance, approximately $229 thousand is deductible for tax purposes.
The Company's impairment evaluation of goodwill is based on comparing the fair value of the respective reporting unit to its carrying value. The fair value of the reporting unit is determined based on a weighted average of the income and market approaches. The income approach establishes fair value based on estimated future cash flows of the reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of the reporting unit. The income approach uses the Company's projections of financial performance for a six-to-nine-year period and includes assumptions about future revenue growth rates, operating margins and terminal values. The market approach establishes fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. The Company’s estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in these valuations which could result in additional impairment charges in the future.
The carrying value of acquired intangible assets as of March 31, 2022 is presented in the table below:

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
With a board member's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Total amortization expense recognized for the three months ended March 31, 2021 was approximately $602 thousand. Beginning in March 31, 2021, there were no intangible assets subject to amortization with any remaining life.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income in the Condensed Consolidated Statements of Operations.
NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of approximately two to four years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of March 31, 2022 and December 31, 2021, net assets recorded under operating leases totaled $5.2 million and $5.7 million, respectively, and net lease liabilities totaled $8.4 million and $9.2 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
The Company entered into one sublease contract with an independent third-party for facility space related to a right-of-use asset in January 2021. The Company's obligation under the original lease was not relieved. As the sublease income is immaterial, payments received are recognized as an offset to Occupancy and equipment in the Condensed Consolidated Statements of Operations. The signing of the sublease triggered an impairment evaluation and the Company determined the related right-of-use asset was impaired. An impairment loss of $549 thousand was recognized in Non-operating income in the Condensed Consolidated Statements of Operations.
Total gross lease cost for the three months ended March 31, 2022 and 2021, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended March 31,
Lease cost (dollars in thousands)	2022	2021
Operating lease cost	$763	$768
Short-term lease cost	—	—
Total lease cost	$763	$768

Further information related to leases is as follows:

	Three Months Ended March 31,
Supplemental cash flows information (dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$985	$958
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	2.5 years	3.3 years
Weighted average discount rate	10.23%	10.23%

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Future minimum lease payments as of March 31, 2022 are as follows:

Year (dollars in thousands)	Operating Leases
2022	$2,999
2023	3,486
2024	1,438
2025	1,254
2026	638
Thereafter	—
Total future minimum lease payments	$9,815
Less: Imputed interest	(1,401)
Operating lease liabilities	$8,414
NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended March 31, 2022 and 2021 totaled approximately $1.7 million and $1.6 million, respectively.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,674,343 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of March 31, 2022, the total number of shares available for future grants under the 2016 Plan was 3,003,120 shares.
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
For the three months ended March 31, 2022, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

A summary of stock option activity as of and for the three months ended March 31, 2022 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	796,685	$6.19
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2022	796,685	6.19	2.97
Options exercisable at March 31, 2022	796,685	$6.19	2.97

At March 31, 2022, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the three months ended March 31, 2022 was zero.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the three months ended March 31, 2022 was $3.05. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the three months ended March 31, 2022 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	3,691,983	$3.97
Granted	1,859,486	3.05
Vested(1)	(610,705)	4.15
Forfeited	(66,230)	3.79
Unvested at March 31, 2022	4,874,534	3.60
Expected to vest at March 31, 2022	3,549,054	$3.64
(1)Certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 199,905 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities for the three months ended March 31, 2022.
At March 31, 2022, there was approximately $10.2 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.6 years. During the three months ended March 31, 2022, the total intrinsic value of RSUs that vested during the period was approximately $2.0 million. As of March 31, 2022, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $6.8 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,514,365 shares authorized and 1,100,836 reserved for the ESPP. There were no shares purchased under the ESPP for the three months ended March 31, 2022. For the three months ended March 31, 2022 and 2021, $120 thousand and $171 thousand, respectively, relates to the ESPP within share-based compensation expense.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

NOTE 9—FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the three month periods ended March 31, 2022 and 2021, there were no significant transfers between levels.
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
The following table contains the Company's financial assets and liabilities that are measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of March 31, 2022:

	March 31, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Loans receivable at fair value(1)	$584,154	$—	$—	$584,154
Total	$584,154	$—	$—	$584,154
(1)Loans receivable at fair value includes assets of consolidated VIEs. See Note 4 - Variable Interest Entities for more information.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Effective January 1, 2022, the Company generally uses discounted cash flow analyses that factor estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Using historical data and consideration of recent trends, the Company determines loss and prepayment assumptions. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. The table below presents quantitative information about the key unobservable inputs used for the Company's loans receivable fair value measurements as of March 31, 2022.

March 31, 2022
Credit loss rate	17%
Prepayment rate	27%
Discount rate	21%
Financial Assets and Liabilities Not Measured at Fair Value
The following tables contain the Company's financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$105,815	$105,815	$—	$—
Restricted cash	4,542	4,542	—	—
Receivable from payment processors	11,122	—	—	11,122
Total	$121,479	$110,357	$—	$11,122

Financial liabilities:
Accounts payable and accrued liabilities	$73,597	$—	$—	$73,597
Notes payable, net	503,248	—	—	503,248
Total	$576,845	$—	$—	$576,845

	December 31, 2021	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,978	$84,978	$—	$—
Restricted cash	5,874	5,874	—	—
Loans receivable, net of allowance for loan losses	511,157	—	—	639,545
Receivable from payment processors	15,870	—	—	15,870
Total	$617,879	$90,852	$—	$655,415

Financial liabilities:
Accounts payable and accrued liabilities	$82,513	$—	$—	$82,513
Notes payable, net	505,277	—	—	505,277
Total	$587,790	$—	$—	$587,790

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

The Company has evaluated Receivable from payment processors and Accounts payable and accrued liabilities, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The Company has also evaluated the interest rates for Notes payable, net and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for Notes payable, net approximates the fair value. Prior to the adoption of ASU 2016-13, loans receivable were carried net of the allowance for loan losses, which was primarily calculated utilizing historical loss rates by product, stratified by delinquency ranges. The Company enhanced its valuation methodology as of December 31, 2021 using the additional data and valuation assumptions made available by the January 2022 adoption of 2016-13.
The Company classifies its fair value measurement techniques for the fair value disclosures associated with Loans receivable, net of allowance for loan losses, Receivable from payment processors, Accounts payable and accrued liabilities and Notes payable, net as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).
NOTE 10—INCOME TAXES
Income tax expense for the three months ended March 31, 2022 and 2021 consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Current income tax expense (benefit):
State	$47	$86
Total current income tax expense (benefit)	47	86

Deferred income tax expense (benefit):
Federal	(5,912)	3,577
State	1,636	(219)
Total deferred income tax expense (benefit)	(4,276)	3,358

Total income tax expense (benefit)	$(4,229)	$3,444
No material penalties or interest related to taxes, other than as described below, were recognized for the three months ended March 31, 2022 and 2021.
The Company’s effective tax rates for the three months ended March 31, 2022 and 2021, including discrete items, were 23.3% and 21.3%, respectively. For both the three months ended March 31, 2022 and 2021, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where it has lending activities.
At March 31, 2022 and December 31, 2021, the gross liability for an uncertain tax position was $1.5 million, exclusive of interest and penalties. Of this amount, $1.2 million would affect the Company’s effective tax rate if realized. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on uncertain tax positions within income tax expense (benefit) in the Condensed Consolidated Statements of Operations. As of March 31, 2022, the Company had accrued $0.1 million for interest and penalties. The liability for the uncertain tax position results from a recent change in tax regulations in the state of Texas that impacted the Company’s previously recognized research and development state tax credits. The Company has no expectation that this liability on the books at March 31, 2022 will be settled in the next 12 months. The Company’s 2016-2020 tax years remain open to income tax audits in Texas at March 31, 2022.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Deferred tax assets, net
At March 31, 2022 and December 31, 2021, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to four years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2021 was approximately $84.1 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors included the following:
•The Company is in a three-year cumulative pre-tax income position in 2021 (exclusive of certain non-recurring items). Additionally, the Company has a history of utilizing its past NOL carryforwards.
•The Company is projecting future income sufficient to fully utilize the indefinite NOL carryforward. Also, due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one to three years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to four years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of March 31, 2022 and December 31, 2021, the Company did not establish a valuation allowance for the DTA.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). If it were determined that the spin-off constituted a fraudulent conveyance or that there were other avoidance actions associated with the spin-off, then the spin-off could be deemed void and there could be a number of different remedies imposed against Elevate, including without limitation, the requirement that Elevate has to pay money damages. While the TFLT values this claim at $246 million, the Company believes that it has valid defenses to the claim and intends to vigorously defend itself against this claim. Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss which was denied. On February 4, 2022, the parties to this litigation reached a settlement agreement in which Elevate admitted no liability, agreed to a settlement payment of $33 million to resolve this litigation and committed to purchase 924,495 shares of Elevate stock owned by the TFLT at a set price upon execution of the settlement agreement. This stock purchase was completed on February 11, 2022. The Company accrued a contingent loss in the amount of $17.1 million for the settlement payment related to the TFLT and class actions disputes at December 31, 2021, in addition to the $17 million previously accrued at December 30, 2020. This total accrual of $34.1 million, inclusive of related additional legal fees, is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 with two payments to be made in both the second and third quarter of 2022. The settlement has been agreed to by all parties, and on April 16, 2022, the United States District Court for the Eastern District of Virginia issued an Order Granting Preliminary Approval of the Class Action Settlement.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. On January 20, 2022, the Company entered into a Consent Judgment and Order (the "Consent Order") with the District resolving all matters in this action. The Company denies that it has violated any law or engaged in any deceptive or unfair practices as alleged and entered into the Consent Order to avoid the potential expense of further litigation. As part of the Consent Order, Elevate has agreed to not engage in certain business activities in the District of Columbia, provide refunds in 2022 to certain affected District of Columbia consumers, which is estimated to be between $3.3 million and $3.4 million, and pay $450 thousand to the District of Columbia in February 2022. The Company accrued a contingent loss in the amount of $4.0 million at December 31, 2021, which is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. At March 31, 2022, the Company has an accrual of $3.6 million remaining for this matter.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

On March 3, 2020, Heather Crawford filed a lawsuit in the Superior Court of the state of California, county of Los Angeles, against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. Elevate filed a motion to compel arbitration, and Ms. Crawford dismissed the lawsuit without prejudice to refile in arbitration. Ms. Crawford has not yet filed any arbitration demand. In addition, on April 6, 2020, Dahn Le made a demand for arbitration against Elevate Credit, Inc., Elevate Credit Service, LLC and Rise Credit of California, LLC similarly alleging unconscionable interest rates on Rise loans and seeking damages and public injunctive relief. On September 1, 2021, the Arbitrator ruled that Elevate was deemed to be the prevailing party as to all matters in the Danh Le arbitration and all of Claimant's claims were denied. On December 1, 2021, Mr. Le filed a Petition to Vacate the Arbitration Award in the Superior Court of the state of California. The Company filed its motion in Opposition to Petitioner's Motion to Vacate on January 25, 2022, and a hearing was held on February 22, 2022. On February 23, 2022, the Superior Court ruled in Elevate's favor by denying the Petition to Vacate the arbitration judgment. The Claimant has filed notice that they intend to appeal the denial of their Petition to Vacate, however, the Company expects to succeed in defending the appeal and does not expect to incur any reasonably possible loss at this time.
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $280.3 million and $277.1 million in available and unfunded credit lines at March 31, 2022 and December 31, 2021, respectively. The Today Card product had approximately $20.5 million and $20.0 million in available and unfunded credit lines as of March 31, 2022 and December 31, 2021, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At March 31, 2022 and December 31, 2021, the Company had $100 thousand and $200 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its CSO programs, the Company guarantees consumer loan payment obligations to CSO lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. As of March 31, 2022, the guarantee no longer exists as there are no remaining CSO program obligations.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

As of December 31, 2020, the Company had accrued approximately $4.4 million for a contingent loss related to a legal matter for a former executive of the company. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The contingent loss was settled as of March 31, 2021 and no further accrual for this matter remains as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had accrued $1.7 million pursuant to a director indemnification agreement related to a legal matter. Both of these accruals were recognized within Non-operating income in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the net amounts accrued and paid for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning balance	$1,700	$4,424
Accruals	—	—
Payments	—	(4,424)
Net contingent loss related to a legal matter	$1,700	$—
NOTE 12—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements and share-based compensation for the three months ended March 31, 2022 and 2021 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Fees and travel expenses	$156	$122
Stock compensation	154	79
Total board related expenses	$310	$201
At March 31, 2022 and December 31, 2021, the Company had approximately $156 thousand and $143 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2017, a former member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. For both the three months ended March 31, 2022 and 2021, the interest payments on this loan were $19 thousand and $20 thousand for the three months ended March 31, 2022 and 2021, respectively.
In the second quarter of 2021, the Company reached an agreement with a former member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, at March 31, 2022, the Company had a remaining accrual of $152.0 thousand, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the amounts accrued and paid for the three months ended March 31, 2022. There was no accrual for this matter at March 31, 2021.

Three Months Ended March 31,
(Dollars in thousands)	2022
Beginning balance	$135
Accruals (included in Professional services in the Condensed Consolidated Statements of Operations)	90
Payments	(73)
Net accrual related to the advance of legal fees	$152
In addition to the advances of legal fees, as of March 31, 2022 and December 31, 2021, the Company had accrued $1.7 million pursuant to the director indemnification agreement related to a legal matter. This accrual is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three months ended March 31, 2022 and 2021

During the year ended December 31, 2021, the Company made a $500 thousand advance applied toward its investment in the newly created Swell entity, which was recognized in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2022, the Company made an additional investment of $4 million as well as intellectual property contributions valued at $1.3 million. The Company records its interest in Swell under the equity method of accounting. The Company's share of Swell's net loss for the three months ended March 31, 2022 is $344 thousand, which is included in Equity method investment loss in the Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $5.5 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets.
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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are riskier to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.7 million customers with $10.0 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers. The VPC Facility has a maximum total borrowing amount available of $200 million at March 31, 2022.
We also license our Rise installment loan brand to two banks. FinWise Bank originates Rise installment loans in 17 states. This bank initially provides all of the funding, retains 4% of the balances of all of the loans originated and sells the remaining 96% loan participation in those Rise installment loans to a third-party SPV, EF SPV, Ltd. ("EF SPV"). These loan participation purchases are funded through a separate financing facility (the "EF SPV Facility"), and through cash flows from operations generated by EF SPV. The EF SPV Facility has a maximum total borrowing amount available of $250 million. We do not own EF SPV, but we have a credit default protection agreement with EF SPV whereby we provide credit protection to the investors in EF SPV against Rise loan losses in return for a credit premium. As the primary beneficiary, Elevate is required to consolidate EF SPV as a variable interest entity ("VIE") under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 96% of the Rise installment loans originated by FinWise Bank and sold to EF SPV.

Beginning in the third quarter of 2020, we also license our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. As the primary beneficiary, Elevate is required to consolidate EC SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at March 31, 2022.
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
In January 2022, we collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Swell App includes several groundbreaking features to help customers automatically control their spending, tackle debt, and invest in exclusive private market opportunities with as little as $1 thousand. We will help CPB and Swell offer the Swell Credit line of credit product with APRs between 8% and 24%. Our current total investment carrying value in Swell, using equity method accounting, is $5.5 million and we have a non-controlling interest in Swell.
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
•Stable credit quality.    Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. Additionally, in the periods covered in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we have maintained our strong credit quality. With the adoption of fair value for the loans receivable portfolio effective January 1, 2022, the credit quality metrics we monitor include net charge-offs as a percentage of revenues, change in fair value of loans receivable as a percentage of revenues, the percentage of past due combined loans receivable – principal and net principal charge-offs as a percentage of average combined loans receivable-principal. Prior to our adoption of fair value for the loans receivable portfolio effective January 1, 2022, our credit quality metrics also included the combined loan loss reserve as a percentage of outstanding combined loans and total provision for loan losses as a percentage of revenues. Under fair value accounting, a specific loan loss reserve is no longer required to be recognized as a credit loss estimate is a key assumption used in measuring fair value. See “—Non-GAAP Financial Measures” for further information.

•Margin expansion.    We aim to manage our business to achieve a long-term operating margin of 20%. In periods of significant loan portfolio growth, our margins may become compressed due to the upfront costs associated with marketing. Prior to our adoption of fair value for the loans receivable portfolio, we incurred upfront credit provisioning expense associated with loan portfolio growth. When applying fair value accounting, estimated credit loss is a key assumption within the fair value assumptions used each quarter and specific loan loss allowance is no longer required to be recognized. As we continue to rebuild and scale our portfolio from the impacts of COVID-19, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will be approximately 10% of revenues and our operating expenses will decline to 20% of revenues. While our operating margins may exceed 20% in certain years, such as in 2020 when we incurred lower levels of direct marketing expense and materially lower credit losses due to a lack of customer demand for loans resulting from the effects of COVID-19, we do not expect our operating margin to increase beyond that level over the long-term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
Election of Fair Value Option
Prior to January 1, 2022, we carried our combined loans receivable portfolio at amortized cost, net of an allowance for estimated loan losses inherent in the combined loan portfolio. Effective January 1, 2022, we elected the fair value option to account for all our combined loan portfolio in conjunction with our early adoption of Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and the related amendments. We believe the election of the fair value option better reflects the value of our portfolio and its future economic performance as well as more closely aligns with our decision-making processes that relies on unit economics that align with discounted cash flow methodologies that are utilized in fair value accounting. Refer to Note 1 for discussion of the election and its impact on our accounting policies.
In accordance with the transition guidance, on January 1, 2022, we released the allowance for loan losses and measured the combined loans receivable at fair value at adoption. The cumulative-effect adjustment, net of tax, was recognized collectively as a net increase of $98.6 million to opening Retained earnings.
In comparing our current period results under the fair value option to prior periods, it may be helpful to consider that loans receivable are carried at fair value with changes in fair value of loans receivable recorded in the Condensed Consolidated Statements of Operations. The fair value takes into consideration expected lifetime losses of the loans receivable, whereas the prior method incorporated only incurred losses recognized as an allowance for loan losses. As such, changes in credit quality, amongst other significant assumptions, typically have a more significant impact on the carrying value of the combined loans receivable portfolio under the fair value option. See “—Non-GAAP Financial Measures” for further information.
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
In 2020, we experienced a significant decline in the loan portfolio due to a lack of customer demand for loans resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020 and continuing into early 2021. Beginning in the second quarter of 2021, we experienced a return of demand for the loan products that we, and the bank originators we support, offer, resulting in significant growth in the loan portfolio from that point. This significant loan portfolio growth resulted in compressed margins in 2021 due to the upfront costs associated with marketing and credit provisioning expense related to growing and “rebuilding” the loan portfolio from the impacts of COVID-19. We continue to target loan portfolio originations within our target CACs of $250-$300 and credit quality metrics of 45-55% of revenue which, when combined with our expectation of continuing customer loan demand for our portfolio products, we believe will allow us to return to our historical performance levels prior to COVID-19 after initially resulting in earnings compression.

Both we and the bank originators are closely monitoring the key credit quality indicators such as payment defaults, continued payment deferrals, and line of credit utilization. While we initially anticipated that the COVID-19 pandemic would have a negative impact on our credit quality, instead the monetary stimulus programs provided by the US government to our customer base have generally allowed customers to continue making payments on their loans. At the beginning of the pandemic, we expected an increase in net charge-offs as compared to prior periods but experienced historically low net charge-offs as a percentage of revenue in the second half of 2020 and early 2021. With the increased volume of new customer loans we originated in the third and fourth quarters of 2021 as we grew the loan portfolio to a level that approximated our pre-pandemic size and the ending of government assistance, we are experiencing a short-term increase in net charge-offs in excess of our targeted range with an expectation of net charge-offs returning to our targeted range of 45-55% of revenue as the portfolio becomes more seasoned with a balance of new and returning customers, in the second half of 2022.
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
Revenues

	As of and for the three months ended March 31,
Revenue metrics (dollars in thousands, except as noted)	2022	2021
Revenues	$124,244	$89,733
Period-over-period change in revenue	38%	(45)%
Ending combined loans receivable – principal(1)	$511,319	$353,089
Average combined loans receivable – principal(1)(2)	$535,857	$378,877
Total combined loans originated – principal	$205,487	$133,514
Average customer loan balance(3)	$1,993	$1,817
Number of new customer loans	19,303	13,890
Ending number of combined loans outstanding	256,615	194,331
Customer acquisition costs	$323	$316
Effective APR of combined loan portfolio	93%	96%
_________
(1)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, / Loans receivable at fair value, the most directly comparable financial measures calculated in accordance with US GAAP.
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

The following tables summarize the changes in customer loans by product for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	134,414	110,628	35,464	280,506
New customer loans originated	12,147	4,392	2,764	19,303
Former customer loans originated	15,702	136	—	15,838
Attrition	(44,187)	(12,183)	(2,662)	(59,032)
Ending number of combined loans outstanding	118,076	102,973	35,566	256,615
Customer acquisition cost (in dollars)	$330	$462	$70	$323
Average customer loan balance (in dollars)	$2,341	$1,806	$1,376	$1,993

	Three Months Ended March 31, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	8,656	2,852	2,382	13,890
Former customer loans originated	12,856	94	—	12,950
Attrition	(33,944)	(13,030)	(383)	(47,357)
Ending number of combined loans outstanding	91,508	90,021	12,802	194,331
Customer acquisition cost (in dollars)	$327	$475	$83	$316
Average customer loan balance (in dollars)	$2,209	$1,514	$1,149	$1,817

Recent trends.    Our revenues for the three months ended March 31, 2022 totaled $124.2 million, an increase of 38% versus the three months ended March 31, 2021. The increase in quarterly revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products in the first quarter of 2022. Rise, Elastic, and the Today products experienced year-over-year increases in revenues of 38%, 29%, and 254%, respectively, which were attributable to increases in year-over-year average loan balances as we focused on growing the portfolios beginning in the second half of 2021. The Today Card balances increased significantly over the past year due to an increase in marketing and origination activity during the second half of 2021, and due to the nature of the product which provides an added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
We experienced an increase in new and former customers as demand for the loan products provided by us and the bank originators increased beginning in the second quarter of 2021 and continuing through the first quarter of 2022. This is in contrast to 2020 and early 2021 when the portfolio of loan products experienced significantly decreased loan demand for both new and former customers due to COVID-19, including the effects of monetary stimulus provided by the US government reducing demand for loan products. All three of our products experienced an increase in principal loan balances in the first quarter of 2022 compared to a year ago. Rise and Elastic principal loan balances at March 31, 2022 totaled $276.4 million and $186.0 million, respectively, up roughly $74.3 million and $49.7 million, respectively, from a year ago. Today Card principal loan balances at March 31, 2022 totaled $48.9 million, up $34.2 million from a year ago.

Our CAC was slightly higher in the first quarter of 2022 at $323 as compared to the first quarter of 2021 at $316, with the first quarter CAC generally higher than our targeted range of $250-$300 due to the seasonal decrease in loan demand due to income tax refunds in the first quarter of each year. The new customer loan volume is being sourced from all our marketing channels including direct mail, strategic partners and digital. We’ve seen a marked improvement in loan volume from our strategic partners channel where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) that we developed within our new technology platform ("Blueprint"). Blueprint will allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters, and on an annual basis, will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.
Credit quality

	As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands), after adoption of fair value	2022	2021 (Pro-forma)(6)
Net charge-offs(1)	$76,819	$30,890
Net change in fair value(1)(6)	7,340	4,667
Total change in fair value of loans receivable (6)	$84,159	$35,557

Net charge-offs as a percentage of revenues (1)	62%	34%
Total change in fair value of loans receivable as a percentage of revenues(6)	68%	40%
Percentage past due	11%	6%
Fair value premium(6)	10%	13%

As of and for the three months ended March 31,
Credit quality metrics (dollars in thousands), before adoption of fair value	2021
Net charge-offs(2)	$30,890
Additional provision for loan losses(2)	(9,920)
Provision for loan losses	$20,970

Total provision for loan losses as a percentage of revenues	23%
Net charge-offs as a percentage of revenues(2)	34%
Percentage past due	6%
Combined loan loss reserve(4)	$39,159
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	10%
_________
(1)Net charge-offs and net change in fair value of loans receivable are not financial measures prepared in accordance with US GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due (Rise and Elastic) or 120 days past due (Today Card), or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Net change in fair value reflects the adjustment recognized related to the change in the fair value mark during the reported period. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Change in fair value of loans receivable, the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Net charge-offs and additional provision for loan losses are not financial measures prepared in accordance with US GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due (Rise and Elastic) or 120 days past due (Today Card), or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Provision for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.
(3)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to Loans receivable, net, the most directly comparable financial measure calculated in accordance with US GAAP.
(4)Combined loan loss reserve is defined as the loan loss reserve for loans originated and owned by us and consolidated VIEs plus the loan loss reserve for loans owned by third-party lenders and guaranteed by us. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loan loss reserve to Allowance for loan losses, the most directly comparable financial measure calculated in accordance with US GAAP.
(5)Combined loan loss reserve as a percentage of combined loans receivable is determined using period-end balances.

(6)We have provided pro-forma information reflecting the adoption of fair value in the 2021 financial period to provide comparability to the 2022 financial period. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP. The pro-forma fair value adjustments reflect fair value methodology acceptable with US GAAP.

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	11%	N/A	N/A	N/A
2021	6%	5%	6%	10%
2020	11%	10%	4%	5%
_________
(1)Net principal charge-offs is comprised of gross principal charge-offs less recoveries.
(2)Average combined loans receivable - principal is calculated using an average of daily Combined loans receivable - principal balances during each quarter.
(3)Combined loans receivable is defined as loans owned by us and consolidated VIEs plus loans originated and owned by third-party lenders pursuant to our CSO programs. See “—Non-GAAP Financial Measures” for more information and for a reconciliation of Combined loans receivable to the most directly comparable financial measure calculated in accordance with US GAAP.

Net principal charge-offs as a percentage of average combined loans receivable-principal for the first quarter of 2022 is higher than the first quarter of 2021 and consistent with this credit metric during 2019 and the first quarter of 2020. The above chart depicts the historically low charge-off metrics from the third quarter of 2020 through the third quarter of 2021, due to COVID-19 pandemic impacts such as a lack of new customer demand, our implementation of payment assistance tools, and government stimulus payments received by our customers. Beginning in the fourth quarter of 2021, net principal charge-offs as a percentage of average combined loans receivable-principal have returned to the levels consistent with 2019 due to the increased volume of new customers being originated as we rebuilt the loan portfolio from the impacts of the COVID-19 pandemic in the second half of 2021 and return to a more normalized credit profile.

Upon adoption of fair value for the combined loans receivable portfolio on January 1, 2022, in reviewing the credit quality of our loan portfolio, we break out our total change in fair value in loans receivable that is presented on our Condensed Combined Statement of Operations under US GAAP into two separate items—net charge-offs and net change in fair value. Net charge-offs are indicative of the credit quality of our underlying portfolio, while net change in fair value is subject to more fluctuation based on loan portfolio growth and changes in assumptions used in the fair value methodology. The net change in fair value is the change in the reporting period between the current period fair value mark as compared to the beginning of period fair value mark. With all other assumptions held flat and a fair value premium associated with the combined loan portfolio, we would expect the net change in fair value to be positive in periods of growth in the loan portfolio and expect the net change in fair value to be negative in periods of attrition in the loan portfolio.
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

Net change in fair value. Beginning January 1, 2022, we utilize the fair value option on the combined loans receivable portfolio. As such, loans receivables are carried at fair value in the Condensed Consolidated Balance Sheets with changes in fair value recorded in the Condensed Consolidated Statements of Operations. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Hence, another key credit quality metric we monitor is the percentage of past due combined loans receivable – principal, as an increase in past due loans is a consideration in the credit loss assumption used in the fair value assumptions as a significant increase in the percentage of past due loans may indicate a future increase in credit loss in the portfolio. As such, changes in credit quality, amongst other significant assumptions, typically have a more significant impact on the carrying value of the combined loans receivable portfolio under the fair value option. Future cash flows are discounted using a rate of return that we believe a market participant would require. Accrued and unpaid interest and fees are included in Loans receivable at fair value in the Condensed Consolidated Balance Sheets.
Additional provision for loan losses.    For financial data prior to January 1, 2022, in reviewing the credit quality of our loan portfolio, we broke out our total provision for loan losses that was presented on our statement of operations under US GAAP into two separate items—net charge-offs (as discussed above) and additional provision for loan losses. The additional provision for loan losses is the amount needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss reserve methodology.
Additional provision for loan losses relates to an increase in inherent losses in the loan portfolio as determined by our loan loss reserve methodology. This increase could be due to a combination of factors such as an increase in the size of the loan portfolio or a worsening of credit quality or increase in past due loans. It is also possible for the additional provision for loan losses for a period to be a negative amount, which would reduce the amount of the combined loan loss reserve needed (due to a decrease in the loan portfolio or improvement in credit quality). The amount of additional provision for loan losses is seasonal in nature, mirroring the seasonality of our new customer acquisition and overall loan portfolio growth, as discussed above. The combined loan loss reserve typically decreased during the first quarter or first half of the calendar year due to a decrease in the loan portfolio from year end. Then, as the rate of growth for the loan portfolio started to increase during the second half of the year, additional provision for loan losses was typically needed to increase the reserve for losses associated with the loan growth. Because of this, our provision for loan losses varied significantly throughout the year without a significant change in the credit quality of our portfolio.
Loan loss reserve methodology prior to January 1, 2022.    Our loan loss reserve methodology was calculated separately for each product and, in the case of Rise loans originated under the state lending model (including CSO program loans), was calculated separately based on the state in which each customer resides to account for varying state license requirements that affect the amount of the loan offered, repayment terms and other factors. For each product, loss factors were calculated based on the delinquency status of customer loan balances: current, 1 to 30 days past due, 31 to 60 days past due or 61-120 past due (for Today Card only). These loss factors for loans in each delinquency status were based on average historical loss rates by product (or state) associated with each of these three delinquency categories.
Recent trends.    Total change in fair value of loans receivable for the three months ended March 31, 2022 and pro-forma three months ended March 31, 2021, was 68% and 40% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Net charge-offs as a percentage of revenues for the three months ended March 31, 2022 and 2021 were 62% and 34%, respectively. The increase in net charge-offs as a percentage of revenues is due to the increase in originations beginning in the second half of 2021 with a heavier mix of new customers into the loan portfolio which have a higher credit loss profile than returning customers. We expect the second quarter net charge-offs as a percentage of revenue to be at the high end of our target range of 45-55% of revenue and will return within our target range during the second half of 2022 as the mix of new and returning customers in the portfolio normalizes. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and recent macro-economic factors and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed.

Past due loan balances at March 31, 2022 were 11% of total combined loans receivable-principal, up from 6% from a year ago, due to the number of new customers originated beginning in the second quarter of 2021 which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, are no longer offering specific COVID-19 payment deferral programs but continue to offer other payment flexibility programs if certain qualifications are met. We are continuing to see that most customers are meeting their scheduled payments once they exit the payment deferral program.

Net change in fair value as a percentage of revenue was 6% for both March 31, 2022 and pro-forma March 31, 2021, as the fair value premium was relatively flat with the fair value premiums calculated during the prior reporting periods (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at March 31, 2022 compared to 13% at March 31, 2021 due to the composition of the loan portfolio with an increased mix of newly originated loans at March 31, 2022 as compared to a more mature loan portfolio at March 31, 2021 due to limited origination activity and significant paydowns experienced in the portfolio due to the effects of COVID-19. The key assumptions used in the fair value estimate at March 31, 2022 and 2021 are as follows:

March 31, 2022
Credit loss rate	17%
Prepayment rate	27%
Discount rate	21%

Total loan loss provision for the three months ended March 31, 2021, and prior to the adoption of fair value, which was below our targeted range of approximately 45% to 55%, was 23% of revenues. Net charge-offs as a percentage of revenues for the three months ended March 31, 2021 was 34% due to reduced demand and limited loan origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% as of March 31, 2021. The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at March 31, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and early 2021.

We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated-principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through March 31, 2022 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 20% to 25% long-term targeted range. Our payment deferral programs and monetary stimulus programs provided by the US government in response to the COVID-19 pandemic have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. While still early, we would expect the 2021 vintage to be at or near 2018 levels or slightly lower given the increased volume of new customer loans originated during the second half of 2021. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of a prolonged crisis resulting from the COVID-19 pandemic or the current inflationary environment.

Cumulative loss rates by loan vintage: Rise and Elastic[1,2]
35.0%
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40 41
Months since origination
2014
2013
2015
2016
2018
2017
2019
2021
2020
2013 2014 2015 2016 2017 2018 2019 2020 2021 2022 2022

_________
1) The 2020 and 2021 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through March 31, 2022 for the 2020 annual vintage is under 8%. While our 2021 account vintage is currently performing better than 2020, we expect the 2021 account vintage to have losses higher than the 2020 account vintage based on the volume of new customers originated in the second half of 2021 and the performance of certain segments upon the release of the credit model during 2021. The Today Card requires accounts to be charged off that are more than 120 days past due which results in a longer maturity period for the cumulative loss curve related to this portfolio. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Three Months Ended March 31,
Margin metrics (dollars in thousands)	2022	2021
Revenues	$124,244	$89,733
Net charge-offs(1)	(76,819)	(30,890)
Change in fair value(1)	(7,340)	—
Additional provision for loan losses(1)	—	9,920
Direct marketing costs	(6,226)	(4,383)
Other cost of sales	(2,882)	(2,047)
Gross profit	30,977	62,333
Operating expenses	(38,281)	(37,594)
Operating income (loss)	$(7,304)	$24,739
As a percentage of revenues:
Net charge-offs	62%	34%
Change in fair value	6	—
Additional provision for loan losses	—	(11)
Direct marketing costs	5	5
Other cost of sales	2	2
Gross margin	25	69
Operating expenses	31	42
Operating margin	(6)%	28%
_________
(1)Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and net change in fair value” and “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”

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
Recent operating margin trends.    For the three months ended March 31, 2022, our operating margin was (6)%, which was a decrease from 28% in the prior year period, as originally reported, and a decrease of 11% on a pro-forma basis considering the pro-forma adoption of fair value at the beginning of 2021 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The margin decreases we are experiencing in 2022 are primarily driven by the increased net charge-offs in the first quarter of 2022 due to a higher volume of new customers originated in the loan portfolio during the second half of 2021 as we rebuilt the portfolio from the impacts of COVID-19. As the portfolio matures and we manage the mix of new and returning customers to the portfolio, we would expect our net charge-offs to return to our target range of 45-55% and our gross margin to normalize in future periods with our past historical performance. The margins achieved in the first quarter of 2021 are not reflective of our historical performance due to the limited origination activity in the loan portfolio during 2020 and early 2021 due to a lack of customer demand resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during the first quarter of 2021 leading to an outsized gross margin for the period.
Our operating expense metrics have been negatively impacted by the COVID-19 pandemic and its impact on loan balances and revenue. We began to see improvements in our operating expense metric in the third and fourth quarter of 2021 due to the growth in the portfolio and associated increase in revenue during those periods as we continued to manage and maintain a relatively consistent operating expense during the latter half of the year and into the first quarter of 2022. In the short term, with the continued growth in the loan portfolio expected in 2022, we expect our expense metrics to continue to improve and move toward our target range as we focus on growth to increase our new and former customer loan volume and continue to scale the overall loan portfolio. In the long term, as we grow the loan portfolio while actively managing our operating expenses, we expect to see our operating expense metrics return to approximately 20% of revenue.
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
Adjusted EBITDA represents our net income (loss) adjusted to exclude:
•Net interest expense primarily associated with notes payable under the debt facilities used to fund the loan portfolios;
•Share-based compensation;
•Depreciation and amortization expense on fixed assets and intangible assets;
•Gains or losses from an equity method investment;
•Settlement related to a legal matter included in non-operating income; and
•Income taxes.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income (loss)	$(13,923)	$12,716
Adjustments:
Net interest expense	12,170	8,786
Share-based compensation	1,658	1,602
Depreciation and amortization	3,761	5,243
Equity method investment loss	344	—
Non-operating income	(1,666)	(207)
Income tax expense (benefit)	(4,229)	3,444
Adjusted EBITDA	$(1,885)	$31,584

Adjusted EBITDA margin	(1.5)%	35.2%
Unaudited pro-forma condensed consolidated financial information
The following unaudited pro-forma condensed consolidated statement of operations information reflects the adoption of ASU 2016-13 as of January 1, 2021. Management has made significant estimates and assumptions in its determination of the pro-forma accounting adjustments based on certain currently available information and certain assumptions and methodologies that we believe are reasonable and consistent with US GAAP. Management believes the pro-forma financial information is a useful supplemental measure to assist management and investors in analyzing the operating performance of the business and provide greater transparency into the results of operations of our core business.

	Three Months Ended March 31, 2021
(Dollars in thousands)	As reported	Fair value adjustments	Pro-forma financial information
Revenues	$89,733	$—	$89,733
Cost of sales:
Provision for loan losses	20,970	(20,970)	—
Change in fair value of loans receivable	—	35,557	35,557
Direct marketing and other costs of sales	6,430	—	6,430
Total costs of sales	27,400	14,587	41,987
Gross profit	62,333	(14,587)	47,746
Total operating expenses	37,594	—	37,594
Operating income	24,739	(14,587)	10,152

Total other expense	(8,579)	—	(8,579)
Income before taxes	16,160	(14,587)	1,573
Income tax expense	3,444	(2,940)	504
Net income	$12,716	$(11,647)	$1,069

Basic earnings per share	$0.35	$(0.32)	$0.03
Diluted earnings per share	$0.34	$(0.31)	$0.03

Adjusted EBITDA	$31,584	$(14,587)	$16,997
Adjusted EBITDA margin	35.2%		18.9%
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities(1)	$49,935	$31,880
Adjustments:
Net charge-offs – combined principal loans	(59,793)	(22,632)
Capital expenditures	(6,277)	(3,383)
FCF	$(16,135)	$5,865
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.

Net charge-offs and net change in fair value
We break out our total change in fair value into two separate items—first, the amount related to net charge-offs, and second, net change in fair value needed to adjust the current period fair value mark from the fair value mark from the beginning of the reporting period. We believe this presentation provides more detail related to the components of our total change in fair value when analyzing the gross margin of our business.
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
Net change in fair value.    The net change in fair value is the change in the reporting period between the current period fair value mark as compared to the beginning of period fair value mark. With all other assumptions held flat and fair value premium associated with the combined loan portfolio, we would expect the net change in fair value to be positive in periods of growth in the loan portfolio and expect the net change in fair value to be negative in periods of attrition in the loan portfolio.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021 (pro-forma)(1)
Net charge-offs	$76,819	$30,890
Net change in fair value	7,340	4,667
Total change in fair value of loans receivable	$84,159	$35,557
 _________
(1)We have provided pro-forma information reflecting the adoption of fair value in the 2021 financial period to provide comparability to the 2022 financial period. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP. The pro-forma fair value adjustments reflect fair value methodology acceptable with US GAAP.

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

Three Months Ended March 31,
(Dollars in thousands)	2021
Net charge-offs	$30,890
Additional provision for loan losses	(9,920)
Provision for loan losses	$20,970
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
Beginning in 2018, we started licensing the Today Card brand and our underwriting services and platform to launch a credit card product originated by CCB, which initially provides all of the funding for that product. CCB retains 5% of the credit card receivable balance of all the receivables originated and sells a 95% participation in the Today Card credit card receivables to us. The Today Card program began expanding in 2020.
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
As of each of the period ends indicated, the following table presents a reconciliation of:
•Loans receivable, net and at fair value, Company owned (which reconciles to our Condensed Consolidated Balance Sheets included elsewhere in this Quarterly Report on Form 10-Q);
•Loans receivable, net, guaranteed by the Company (as disclosed in Note 3 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
•Combined loans receivable (which we use as a non-GAAP measure); and
•Combined loan loss reserve (which we use as a non-GAAP measure).

	2021				2022
(Dollars in thousands)	March 31	June 30	September 30	December 31	March 31
Company Owned Loans:
Loans receivable – principal, current, company owned	$331,251	$372,068	$466,140	$501,552	$457,259
Loans receivable – principal, past due, company owned	21,678	27,231	46,730	57,207	54,060
Loans receivable – principal, total, company owned	352,929	399,299	512,870	558,759	511,319
Loans receivable – finance charges, company owned	21,393	19,157	22,960	23,602	22,991
Loans receivable – company owned	374,322	418,456	535,830	582,361	534,310
Allowance for loan losses on loans receivable, company owned(5)	(39,037)	(40,314)	(56,209)	(71,204)	—
Fair value adjustment, loans receivable- principal	—	—	—	—	49,844
Loans receivable, net, company owned / Loans receivable at fair value	$335,285	$378,142	$479,621	$511,157	$584,154
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$145	$17	$—	$—	$—
Loans receivable – principal, past due, guaranteed by company	15	4	—	—	—
Loans receivable – principal, total, guaranteed by company(1)	160	21	—	—	—
Loans receivable – finance charges, guaranteed by company(2)	22	4	—	—	—
Loans receivable – guaranteed by company	182	25	—	—	—
Liability for losses on loans receivable, guaranteed by company	(122)	(7)	—	—	—
Loans receivable, net, guaranteed by company(3)	$60	$18	$—	$—	$—
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$331,396	$372,085	$466,140	$501,552	$457,259
Combined loans receivable – principal, past due	21,693	27,235	46,730	57,207	54,060
Combined loans receivable – principal	353,089	399,320	512,870	558,759	511,319
Combined loans receivable – finance charges	21,415	19,161	22,960	23,602	22,991
Combined loans receivable	$374,504	$418,481	$535,830	$582,361	$534,310
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned(5)	$(39,037)	$(40,314)	$(56,209)	$(71,204)	$—
Liability for losses on loans receivable, guaranteed by company	(122)	(7)	—	—	—
Combined loan loss reserve(5)	$(39,159)	$(40,321)	$(56,209)	$(71,204)	$—
Combined loans receivable – principal, past due(3)	$21,693	$27,235	$46,730	$57,207	$54,060
Combined loans receivable – principal(3)	353,089	399,320	512,870	558,759	511,319
Percentage past due(1)	6%	7%	9%	10%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	10%	10%	11%	12%	—%
Allowance for loan losses as a percentage of loans receivable – company owned(5)	10%	10%	11%	12%	—%
Fair value adjustment, combined loans receivable- principal(6)	$44,458	$51,078	$50,036	$57,184	$49,844
Combined loans receivable at fair value(6)	418,962	469,559	585,866	639,545	584,154
Fair value as a percentage of combined loans receivable- principal(3)(6)	113%	113%	110%	110%	110%
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
(5)Effective January 1, 2022, upon the election to carry the loan portfolio at fair value, a combined loan loss reserve and allowance for loan losses is no longer required as a loan loss assumption has been included in the fair value assumptions for the loan portfolio.
(6)The periods of March 31, 2021 to December 31, 2021 include pro-forma adjustments reflecting the combined loans receivable at fair value consistent with a fair value methodology acceptable with U.S. GAAP.

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
Cost of sales
Change in Fair value. Beginning January 1, 2022, we elected the fair value option for our loans receivable portfolio. As such, loans receivable are carried at fair value in the Condensed Consolidated Balance Sheets with changes in fair value recorded in the Condensed Consolidated Statements of Operations. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require.
Provision for loan losses. Prior to January 1, 2022, provision for loan losses consists of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with the VPC Facility that funds the Rise installment loans, the ESPV Facility related to the Elastic lines of credit and related Elastic SPV entity, the EF SPV and EC SPV Facilities that fund Rise installment loans originated by FinWise Bank and CCB, respectively, the TSPV facility used to fund credit card receivable purchases, and the Pine Hill subordinated debt facility used to fund working capital. Interest expense also includes any amortization of deferred debt issuance cost and prepayment penalties incurred associated with the debt facilities.
Equity method investment gain or loss.    Equity method investment loss includes our portion of the earnings or loss associated with an investment in an unconsolidated subsidiary beginning in the first quarter of 2022.
STATEMENTS OF OPERATIONS
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
Condensed consolidated statements of operations data (Dollars in thousands)	2022	2021
Revenues	$124,244	$89,733
Cost of sales:
Change in fair value of loans receivable	84,159	—
Provision for loan losses	—	20,970
Direct marketing costs	6,226	4,383
Other cost of sales	2,882	2,047
Total cost of sales	93,267	27,400
Gross profit	30,977	62,333
Operating expenses:
Compensation and benefits	20,089	19,008
Professional services	6,959	7,079
Selling and marketing	809	533
Occupancy and equipment	5,873	4,956
Depreciation and amortization	3,761	5,243
Other	790	775
Total operating expenses	38,281	37,594
Operating income (loss)	(7,304)	24,739
Other expense:
Net interest expense	(12,170)	(8,786)
Equity method investment loss	(344)	—
Non-operating income	1,666	207
Total other expense	(10,848)	(8,579)
Income (loss) before taxes	(18,152)	16,160
Income tax expense (benefit)	(4,229)	3,444
Net income (loss)	$(13,923)	$12,716

	Three Months Ended March 31,
As a percentage of revenues	2022	2021
Revenues
Cost of sales:
Change in fair value of loans receivable	68%	—%
Provision for loan losses	—	23
Direct marketing costs	5	5
Other cost of sales	2	2
Total cost of sales	75	31
Gross profit	25	69
Operating expenses:
Compensation and benefits	16	21
Professional services	6	8
Selling and marketing	1	1
Occupancy and equipment	5	6
Depreciation and amortization	3	6
Other	1	1
Total operating expenses	31	42
Operating income (loss)	(6)	28
Other expense:
Net interest expense	(10)	(10)
Equity method investment loss	—	—
Non-operating income	1	—
Total other expense	(9)	(10)
Income (loss) before taxes	(15)	18
Income tax expense (benefit)	(3)	4
Net income (loss)	(11)%	14%

Comparison of the three months ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
	2022		2021		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$122,752	99%	$89,223	99%	$33,529	38%
Other	1,492	1	510	1	982	193
Revenues	$124,244	100%	$89,733	100%	$34,511	38%
Revenues increased by $34.5 million, or 38%, from $89.7 million for the three months ended March 31, 2021 to $124.2 million for the three months ended March 31, 2022. The increase in revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended March 31, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$295,251	$190,714	$49,892	$535,857
Effective APR	102%	95%	33%	93%
Finance charges	$74,288	$44,460	$4,004	$122,752
Other	88	77	1,327	1,492
Total revenue	$74,376	$44,537	$5,331	$124,244

	Three Months Ended March 31, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$217,679	$147,063	$14,135	$378,877
Effective APR	100%	95%	32%	96%
Finance charges	$53,743	$34,370	$1,110	$89,223
Other	62	50	398	510
Total revenue	$53,805	$34,420	$1,508	$89,733
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
Our average combined loans receivable-principal increased $157 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase in average balance is primarily due to the loan portfolio growth during the second half of 2021 and early 2022 in all three products and accounted for an approximately $33 million increase in revenue for the period. Our average APR declined from 96% for the three months ended March 31, 2021 to 93% for the three months ended March 31, 2022. This reduction in the effective APR is primarily due to the growth of Today Card, which has the lowest APR, relative to the total loan portfolio, as the average product APRs were either flat or slightly increased from the prior year period. The mix of products within the overall lower effective APR accounted for approximately $1 million of the increase in revenue for the period. We expect the overall effective APR of the loan portfolio to remain relatively flat going forward.

Cost of sales

	Three Months Ended March 31,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Change in fair value of loans receivable	$84,159	68%	$—	—%	$84,159	—%
Provision for loan losses	—	—	20,970	23	(20,970)	(100)
Direct marketing costs	6,226	5	4,383	5	1,843	42
Other cost of sales	2,882	2	2,047	2	835	41
Total cost of sales	$93,267	75%	$27,400	31%	$65,867	240%

Change in fair value of loans receivable. Change in fair value of loans receivable was $84.2 million for the three months ended March 31, 2022 as compared to $35.6 million on a pro-forma basis for the period ended March 31, 2021, representing a 37% increase on a pro-forma basis.
The table below breaks out these changes by loan product:

	Three Months Ended March 31, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Net charge-offs(1)	$53,142	$18,790	$4,887	$76,819
Net change in fair value(1)	3,922	2,336	1,082	7,340
Total change in fair value of loans receivable	$57,064	$21,126	$5,969	$84,159

Net charge-offs as a percentage of revenues	72%	42%	92%	62%
Total change in fair value of loans receivable as a percentage of revenues	77%	47%	112%	68%
Percentage past due	12%	6%	19%	11%
_________
(1)Net charge-offs and net change in fair value of loans receivable are not financial measures prepared in accordance with US GAAP. Net charge-offs include the amount of principal and accrued interest on loans that are more than 60 days past due (Rise and Elastic) or 120 days past due (Today Card), or sooner if we receive notice that the loan will not be collected, such as a bankruptcy notice or identified fraud, offset by any recoveries. Net change in fair value reflects the adjustment recognized related to the change in the fair value mark during the reported period. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Change in fair value of loans receivable, the most directly comparable financial measure calculated in accordance with US GAAP.
Total change in fair value of loans receivable for the three months ended March 31, 2022 and pro-forma three months ended March 31, 2021, was 68% and 40% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Of the total change in fair value of loans receivable, net charge-offs as a percentage of revenues for the three months ended March 31, 2022 and 2021 were 62% and 34%, respectively. The increase in net charge-offs as a percentage of revenues is due to the increase in originations beginning in the second half of 2021 with a heavier mix of new customers into the portfolio which have a higher credit loss profile than returning customers. We expect the second quarter net charge offs as a percentage of revenue to be at the high end of our target range of 45-55% of revenue and return within our target range during the second half of 2022 as mix of new and returning customers in the portfolio normalizes in the second half of 2022.

Net change in fair value as a percentage of revenue was 6% for both March 31, 2022 and pro-forma March 31, 2021, as the fair value premiums were relatively flat with the fair value premiums calculated during the prior reporting periods (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at March 31, 2022 compared to pro-forma estimates of 13% at March 31, 2021 due to the composition of the portfolio with an increased mix of newly originated loans at March 31, 2022 as compared to a more mature portfolio at March 31, 2021 due to limited origination activity and significant paydowns experienced in the portfolio due to the effects of COVID-19.
Provision for loan losses.    Provision for loan losses decreased by $21.0 million, or 100%, from $21.0 million for the three months ended March 31, 2021 to $0.0 million for the three months ended March 31, 2022 due to adoption of fair value effective January 1, 2022 and no longer having a requirement to recognize a loan loss provision and loan loss allowance subsequent to that date.
The tables below break out these changes by loan product for the prior year period:

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

Total loan loss provision for the three months ended March 31, 2021, which was below our targeted range of approximately 45% to 55%, was 23%. Net charge-offs as a percentage of revenues for the three months ended March 31, 2021 was 34% due to reduced demand and limited origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans. The combined loan loss reserve as a percentage of combined loans receivable totaled 10% as of March 31, 2021. The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at March 31, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and early 2021.
Direct marketing costs.    Direct marketing costs increased by $1.8 million, or 42%, from $4.4 million for the three months ended March 31, 2021 to $6.2 million for the three months ended March 31, 2022. In the first quarter of 2021, the Rise and Elastic products were impacted by the COVID-19 pandemic as the payments received from the federal government's stimulus programs resulted in reduced new customer loan demand. We have seen a return to more normalized new customer acquisition in all three products in the first quarter of 2022 as the economy continues to recover from the COVID-19 pandemic and demand for the loan products return, resulting in an increase in marketing activities. For the three months ended March 31, 2022, the number of new customers acquired increased to 19,303 compared to 13,890 during the three months ended March 31, 2021. We anticipate our direct marketing costs will continue to increase as we focus on growing our loan portfolio. Our CAC was higher in the first quarter of 2022 at $323 as compared to the first quarter of 2021 at $316, with the first quarter CAC generally higher than our target range of $250-$300 due to the seasonal decrease in loan demand due to income tax refunds in the first quarter of each year. We believe our CAC in future quarters, and on an annual basis, will continue to remain within or below our target range of $250 to $300 as we continue to optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generated new customers at a sub-$100 CAC.

Other cost of sales.    Other cost of sales increased by $0.8 million, or 41%, from $2.0 million for the three months ended March 31, 2021 to $2.9 million for the three months ended March 31, 2022 due to increased ACH activity costs, credit card fees, and data verification costs resulting from increased loan portfolio volume.
Operating expenses

	Three Months Ended March 31,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$20,089	16%	$19,008	21%	$1,081	6%
Professional services	6,959	6	7,079	8	(120)	(2)
Selling and marketing	809	1	533	1	276	52
Occupancy and equipment	5,873	5	4,956	6	917	19
Depreciation and amortization	3,761	3	5,243	6	(1,482)	(28)
Other	790	1	775	1	15	2
Total operating expenses	$38,281	31%	$37,594	42%	$687	2%
Compensation and benefits.    Compensation and benefits increased by $1.1 million, or 6%, from $19.0 million for the three months ended March 31, 2021 to $20.1 million for the three months ended March 31, 2022 primarily due to increased salary expense.
Professional services.    Professional services decreased by $0.1 million, or 2%, from $7.1 million for the three months ended March 31, 2021 to $7.0 million for the three months ended March 31, 2022 primarily due to decreased legal expense, partially offset by increased other outside services and D&O insurance expenses.
Selling and marketing.    Selling and marketing increased by $0.3 million, or 52%, from $0.5 million for the three months ended March 31, 2021 to $0.8 million for the three months ended March 31, 2022 primarily due to increased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.9 million, or 19%, from $5.0 million for the three months ended March 31, 2021 to $5.9 million for the three months ended March 31, 2022 primarily due to increased web hosting expenses.
Depreciation and amortization.    Depreciation and amortization decreased by $1.5 million or 28% from $5.2 million for the three months ended March 31, 2021 to $3.8 million for the three months ended March 31, 2022 due to a decrease in depreciation on internally-developed software in the first quarter of 2022 and the acceleration of a board member's non-compete agreement in the first quarter of 2021 that was not repeated in 2022.
Net interest expense

	Three Months Ended March 31,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$12,170	10%	$8,786	10%	$3,384	39%
Net interest expense increased 39% during the three months ended March 31, 2022 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first quarter of 2022 increased $170 million from the first quarter of 2021 primarily due to new draws on debt facilities to fund loan portfolio growth. This year-over-year increase resulted in an increase in interest expense of approximately $4.0 million. In addition, our average effective interest rate on all notes payable outstanding, inclusive of funding facilities and sub-debt, has decreased from 10.1% for the three months ended March 31, 2021 to 9.5% for the three months ended March 31, 2022, resulting in a decrease in interest expense of approximately $0.6 million. At March 31, 2022, our effective cost of funds on new borrowings on our VPC facilities is 8%, which is expected to reduce our overall effective cost of funds as we continue to borrow on our debt facilities in the future.

The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
VPC Facility
Average facility balance during the period	$84,600	$88,758
Net interest expense	2,009	2,279
Effective cost of funds	9.6%	10.4%

ESPV Facility
Average facility balance during the period	$192,100	$160,930
Net interest expense	4,667	4,049
Effective cost of funds	9.9%	10.2%

EF SPV Facility
Average facility balance during the period	$137,467	75,423
Net interest expense	3,043	1,783
Effective cost of funds	9.0%	9.6%

EC SPV Facility
Average facility balance during the period	$55,278	$26,556
Net interest expense	1,278	665
Effective cost of funds	9.4%	10.2%

TSPV Facility
Average facility balance during the period	$39,367	$—
Net interest expense	711	—
Effective cost of funds	7.3%	—%

Pine Hill Facility
Average facility balance during the period(1)	$18,667	$—
Net interest expense	462	—
Effective cost of funds	15.1%	—%
(1)Average facility balance from inception at January 31, 2022 to March 31, 2022.
In October 2021, we entered into a new facility to fund the growth of the Today Card portfolio, the TSPV facility, and we have drawn $40 million as of March 31, 2022. In January 2022, we entered into a new facility for working capital purposes, the Pine Hill facility. As of March 31, 2022, we have drawn $20 million on the Pine Hill facility.
Equity method investment loss
In January, we made an investment in Swell, a new fintech company offering credit and banking solutions. We do not consolidate Swell and recognized an equity method investment loss of $344 thousand for the three months ended March 31, 2022.
Non-operating income (loss)

	Three Months Ended March 31,				Period-to-period change
	2021		2020
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Non-operating income	$1,666	1%	$207	—%	$1,459	705%

For the three months ended March 31, 2022, we had a $1.3 million gain related to intangibles and services contributed as an investment in an unconsolidated affiliate (Swell) and an approximately $0.4 million gain related to the change in value of our stock purchased as part of the legacy litigation settlement under a forward agreement, resulting in non-operating income of $1.7 million. For the three months ended March 31, 2021, we recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by an impairment loss related to a subleased asset of $0.7 million, resulting in non-operating income of $0.2 million.
Income tax expense (benefit)

	Three Months Ended March 31,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense (benefit)	$(4,229)	(3)%	$3,444	4%	$(7,673)	(223)%
Our income tax expense (benefit) decreased $7.7 million, from an expense of $3.4 million for the three months ended March 31, 2021 to a tax benefit $4.2 million for the three months ended March 31, 2022. Our effective tax rates for continuing operations for the three months ended March 31, 2022 and 2021, respectively, were 23.3% and 21.3%, respectively. Our effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities.
Net income (loss)

	Three Months Ended March 31,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$(13,923)	(11)%	$12,716	14%	$(26,639)	209%
Our net income (loss) decreased $26.6 million or 209% from $12.7 million net income for the three months ended March 31, 2021 to $13.9 million net loss for the three months ended March 31, 2022. On a pro-forma basis, net income for the three months ended March 31, 2021 was $1.1 million and a pro-forma decrease of $15.0 million. The overall decrease is primarily due to a decrease in gross profit resulting from increased net charge-offs offset by higher revenue, as well as higher interest expense due to higher debt balances used to fund the loan portfolio growth experienced in the second half of 2021
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the COVID-19 pandemic across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $106 million, of which $45-50 million is held in support of the borrowing base for the various debt facilities, as of March 31, 2022 compared to cash and cash equivalents available of $85 million, of which $35-40 million is held in support of the borrowing base for the various debt facilities, as of December 31, 2021, an increase of $21 million, primarily due to a $20 million draw on a new sub-debt facility with Pine Hill to supplement our working capital in advance of the $37 million of settlement payment related to legacy litigation which will be made in two payments in the second and third quarters of 2022. There are no additional required principal payments on our outstanding debt until January 2024.
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

We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle created by the COVID-19 pandemic. We believe that our existing cash balances, together with the available borrowing capacity under the debt facilities, will be sufficient to meet our anticipated cash operating expense and capital expenditure requirements through at least the remainder of the year. We principally rely on our working capital and our credit facilities with VPC and PCAM to fund the loans we make to our customers. At March 31, 2022, we have contractual obligations for our operating leases and long-term debt. There have been no material changes to our contractual obligations since December 31, 2021. If our loan growth exceeds our expectations or other unexpected liquidity needs arise, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
Stock Repurchase Program
At March 31, 2022, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $80 million of our common stock through July 31, 2024. During the first quarter of 2022 and as part of the settlement agreement related to the legacy litigation matters, we purchased 972.5 thousand common shares, roughly 3% of common shares outstanding at the beginning of the quarter, for a total of $3.3 million under our previously approved common stock repurchase program with $26.0 million available for further repurchases. As of March 31, 2022, we had repurchased approximately 35% of all common shares issued and outstanding since August 2019 under this common stock repurchase program.
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
Cash and cash equivalents, restricted cash, loans receivable at fair value or net of allowance, and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable at fair value, loans receivable, net and cash flows for the periods indicated:

	As of and for the three months ended March 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$105,815	$140,300
Restricted cash	4,542	3,035
Loans receivable at fair value	584,154	—
Loans receivable, net	—	335,285
Cash provided by (used in):
Operating activities	49,935	31,880
Investing activities	(24,201)	19,090
Financing activities	(6,229)	(108,753)
Our cash and cash equivalents at March 31, 2022 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $49.9 million in cash from our operating activities for the three months ended March 31, 2022. This was up approximately $18.1 million from the $31.9 million of cash provided by operating activities during the three months ended March 31, 2021 due to an increase revenue realized for the three months ended March 31, 2022 resulting from an increased average loan portfolio as compared to the prior year.

Net cash provided by (used in) investing activities
For the three months ended March 31, 2022 and 2021, cash provided by (used in) investing activities was $(24.2) million and $19.1 million, respectively. The decrease was primarily due to an increase in net loans issued to customers, an increase in principal charge-offs, an investment in an unconsolidated affiliate, and increased purchases of property and equipment. The following table summarizes cash used in investing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash provided by (used in) investing activities
Loans issued to consumers, less repayments	$(12,612)	$22,304
Participation premium paid	(1,312)	(1,081)
Purchases of property and equipment	(6,277)	(3,383)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
	$(24,201)	$19,090
Net cash used in financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the three months ended March 31, 2022 and 2021, cash used in financing activities was $6.2 million and $108.8 million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash used in financing activities
Proceeds from issuance of Notes payable, net	$23,000	$5,000
Payments on Notes payable	(25,000)	(102,550)
Debt issuance costs paid	(255)	—
Common stock repurchased	(3,329)	(10,813)
Proceeds from stock option exercises	—	27
Taxes paid related to net share settlement	(645)	(417)
	$(6,229)	$(108,753)
The decrease in cash used in financing activities for the three months ended March 31, 2022 versus the comparable period of 2021 was primarily due to a decrease in paydowns on our debt facilities, an increase in draws on our debt facilities, and a decrease in common stock repurchases.
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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$49,935	$31,880
Adjustments:
Net charge-offs – combined principal loans	(59,793)	(22,632)
Capital expenditures	(6,277)	(3,383)
FCF	$(16,135)	$5,865
Our FCF was $(16.1) million for the three months ended March 31, 2022 compared to $5.9 million for the comparable prior year period. While our net cash provided by operating activities increased by $18.1 million, this was offset by an increase of $37.2 million in net charge-offs - combined principal loans and a $2.9 million increase in capital expenditures.

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
See Note 5 - Notes Payable, Net in the Notes to the Condensed Consolidated Financial Statements included in this report for further information.
The outstanding balances of notes payable as of March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	192,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	122,800	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	45,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	40,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
Total	$505,000	$507,000
The following table presents the future debt maturities as of March 31, 2022:

Year (dollars in thousands)	March 31, 2022
Remainder of 2022	$—
2023	—
2024	465,000
2025	40,000
2026	—
Thereafter	—
Total	$505,000
Other Commitments
We are a party to other contractual obligations involving commitments to make payments to third parties. These obligations may impact our short-term or long-term liquidity and capital resource needs. Our primary contractual obligations include our operating leases, loss contingencies for legal matters (including amounts payable pursuant to the Think Finance and District of Columbia litigation settlements), and various compensation and benefit plans. See Note 7 - Leases, Note 8 - Share-based Compensation and Note 11 - Commitments, Contingencies included in this report for further information on our leases, loss contingencies and compensation plans, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
We previously provide services in connection with installment loans originated by independent third-party lenders (“CSO lenders”) whereby we acted as a credit service organization/credit access business on behalf of consumers in accordance with applicable state laws through our “CSO program.” The CSO program included arranging loans with CSO lenders, assisting in the loan application, documentation and servicing processes. Under the CSO program, we guaranteed the repayment of a customer’s loan to the CSO lenders as part of the credit services we provided to the customer. As of September 30, 2021, the CSO program has completed its wind-down and the Company no longer has a guarantee under this program.

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
On August 31, 2021, the U.S. District Court for the Western District of Texas issued an order in Community Financial Services Association of America, LTD. v. Consumer Financial Protection Bureau, granting the Bureau's motion for summary judgment and staying the date for complying with the CFPB's Rulemaking on Payday, Vehicle Title, and High-Cost Installment Loans for 286 days until June 13, 2022. On October 1, 2021, the trade groups appealed the Texas federal district court’s final judgment and argued that the compliance date should be 286 days after their appeal to the Fifth Circuit is resolved. On October 14, 2021, the Fifth Circuit Court of Appeals agreed to an extension of the compliance date until after resolution of the appeal. Oral arguments will be held May 9, 2022. Regardless of outcome of the appeal, it is anticipated that the rule will increase costs and create challenges in the Company's collection activities.
On April 26, 2022, the CFPB announced its intention to invoke its dormant authority to examine non-banks whose activities the CFPB has reasonable cause to determine pose risks to consumers. The CFPB clarified that this authority is not specific to any particular consumer financial product or service. While the procedural rule granting this authority has existed since 2013, the CFPB is clarifying its intent to invoke this authority. We intend to monitor this development closely.
State Privacy Laws: The California Consumer Privacy Act went into effect January 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ballot initiative passed in November 2020, with the majority of its provisions becoming operative January 1, 2023. On March 2, 2021, Virginia passed the Consumer Data Protection Act which establishes a framework for controlling and processing personal data in the Commonwealth. The bill applies to all persons that conduct business in the Commonwealth and either (i) control or process personal data of at least 100,000 consumers or (ii) derive over 50 percent of gross revenue from the sale of personal data and control or process personal data of at least 25,000 consumers. The bill outlines responsibilities and privacy protection standards for data controllers and processors and has a delayed effective date of January 1, 2023. On July 7, 2021, Colorado Governor Jared Polis signed the Colorado Privacy Act into law that will go into effect on July 1, 2023. Once effective, covered entities will be required to provide Colorado residents with various privacy rights, including the right to access, correct, and delete their personal data and to opt out of the sale of their personal data. Covered entities also will need to provide privacy policy disclosures and create data protection assessments for certain types of processing activities. On March 25, 2022, the Utah Governor signed the Utah Consumer Privacy Act, which grants consumers similar rights to access personal data, delete personal data, opt out of sharing or marketing based on personal data, and opt out of selling personal data. Ongoing implementation of and changes to state-enacted privacy laws will increase the Company's costs and could create challenges in the relevant markets. Many states have also introduced similar legislation to govern privacy.

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
Fair value measurements on consumer loans (Beginning January 1, 2022)
We adopted ASU 2016-13 and all related amendments effective January 1, 2022 and elected the fair value option provided by the transition relief of ASU 2019-05 on all loans receivable. We believe that electing the fair value method of accounting for the loans receivable aligns more closely with our portfolio decision making and better reflects the value of the loans receivable portfolio. We classify our fair value measurement techniques for the fair value disclosures associated with Loans receivable at fair value as Level 3 in accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).
We use discounted cash flow analyses that factor estimated losses and prepayments over the estimated duration of the loans receivable. Future cash flows are discounted using a rate of return that we believe a market participant would require. Using historical data and consideration of recent trends, we determine loss and prepayment assumptions. We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. An increase in past due loans is a consideration in the credit loss assumption as a significant increase in the percentage of past due loans may indicate a future increase in credit loss on the portfolio. Future cash flows are discounted using a rate of return that we believe a market participant would require.

Allowance and liability for estimated losses on consumer loans (Prior to January 1, 2022)
We previously had adopted Financial Accounting Standards Board (“FASB”) guidance for disclosures about the credit quality of financing receivables and the allowance for loan losses (“allowance”). We maintain an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. We primarily utilize historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but we also consider recent collection and delinquency trends, as well as macro-economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, the estimate of the allowance for loan losses is subject to change in the near-term and could significantly impact the condensed consolidated financial statements. If a loan is deemed to be uncollectible before it is fully reserved, it is charged-off at that time. For loans classified as TDRs, impairment is typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate. We have elected to adopt the Current Expected Credit Losses ("CECL") model as of January 1, 2022, which requires a broader range of reasonable and supportable information to inform credit loss estimates. See "- Recently Issued Accounting Pronouncements And JOBS Act Election" for more information.
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
At December 31, 2021, the Company recorded a gross liability for an uncertain tax position of $1.3 million and there have been no changes to the uncertain tax position as of March 31, 2022. Tax periods from fiscal years 2014 to 2020 remain open and subject to examination for US federal and state tax purposes. As we had no operations nor had filed US federal tax returns prior to May 1, 2014, there are no other US federal or state tax years subject to examination.
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
Recently Adopted Accounting Standards
See Note 1 in the Notes to the Condensed Consolidated Financial Statements included in this report for a discussion of recent accounting pronouncements.

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
Interest rate sensitivity
Our cash and cash equivalents as of March 31, 2022 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low interest rates, we generate only a de minimis amount of interest income from these deposits.
All of our customer loan portfolios are fixed APR loans and not variable in nature. Additionally, given the high APRs associated with these loans, we do not believe there is any interest rate sensitivity associated with our customer loan portfolio.
On February 1, 2019, the VPC and ESPV Facilities were amended and a new EF SPV Facility was added. As part of these amendments, the base interest rate on existing debt outstanding on February 1, 2019 was locked to the 3-month LIBOR as of February 1, 2019 of 2.73% until note maturity. Any additional borrowings on the facilities (excluding the 4th Tranche Term Note) after February 1, 2019 bear a base interest rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus the applicable spread at the borrowing date. On July 31, 2020, the new EC SPV Facility was added which is tied to the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%, and does not have a rate lock. On October 12, 2021, the new TSPV Facility was added. The TSPV Facility does not have a rate lock and is based on the Wall Street Journal Prime Rate with a 3.25% floor. On January 28, 2022, the Pine Hill Facility was added which is tied to the Secured Overnight Financing Rate with a 1% floor and no rate lock.
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at both March 31, 2022 and December 31, 2021 was $84.6 million. The outstanding balance of our ESPV Facility was $192.1 million at both March 31, 2022 and December 31, 2021. The outstanding balance of our EF SPV Facility was $122.8 million at March 31, 2022 and the balance at December 31, 2021 was $137.8 million. The outstanding balance of our EC SPV Facility was $45.5 million and $55.5 million at March 31, 2022 and December 31, 2021, respectively. The outstanding balance of our TSPV Facility was $40 million and $37 million at March 31, 2022 and December 31, 2021, respectively. The Pine Hill Facility had an outstanding balance of $20 million at March 31, 2022. Based on the average outstanding indebtedness through the three months ended March 31, 2022, a 1% (100 basis points) increase in interest rates would have increased our interest expense by approximately $1.3 million for the period.

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
Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
During the three months ended March 31, 2022, and in connection with the litigation settlement terms, we repurchased $3.3 million of common shares under our outstanding stock repurchase program authorized by our Board of Directors. The stock repurchase program, as amended, provides for the repurchase of up to $80 million of our common stock through July 31, 2024 and up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for fulfillment of certain employee stock equity programs.
The following table provides information about our common stock repurchases during the quarter ended March 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
January 1, 2022 to January 31, 2022	48,114	$3.09	47,981	$29,153,204
February 1, 2022 to February 28, 2022	965,110	$3.46	924,495	$25,972,942
March 1, 2022 to March 31, 2022	159,157	$3.05	—	$25,972,942
Total	1,172,381	$3.39	972,476
(1)During the quarter ended March 31, 2022, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 199,905 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended March 31, 2022.
(2)Includes fees and commissions associated with the shares repurchased.

Item 6. Exhibits

Exhibit number	Description
10.1
Second Amendment to Fifth Amended and Restated Financing Agreement, dated January 17, 2022, by and among Rise SPV, LLC as borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent

10.2
Third Amendment to Financing Agreement, dated January 17, 2022, by and among EF SPV, LTD. as borrower, the guarantors party thereto, the lenders park thereto and Victory Park Management, LLC as administrative agent and collateral agent

10.3
First Amendment to Financing Agreement, dated January 17, 2022, by and among EC SPV, Ltd. as the borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent

10.4
First Amendment of Financing Agreement, dated February 15, 2022, effective January 1, 2022, by and among Today SPV, LLC; Today Card, LLC; the Other Credit Parties; PCAM Credit XV, LLC; and Park Cities Asset Management, LLC

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

Elevate Credit, Inc.

Date:	May 6, 2022	By:	/s/ Jason Harvison
Jason Harvison
President & Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Chad Bradford
Chad Bradford
Interim Chief Financial Officer (Principal Financial Officer)