Form 10-Q
period 2022-06-30
Elevate Credit, Inc.
filed 2022-08-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2022
Common Shares, $0.0004 par value	31,047,216

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
•our liquidity and working capital position and requirements;
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

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents*	$73,960	$84,978
Restricted cash*	5,036	5,874
Loans receivable at fair value*	608,950	—
Loans receivable, net of allowance for loan losses of $71,204*	—	511,157
Prepaid expenses and other assets*	14,640	12,745
Operating lease right of use assets	11,213	5,718
Receivable from payment processors*	7,935	15,870
Deferred tax assets, net	9,370	34,229
Investment in unconsolidated affiliate	5,121	—
Property and equipment, net	38,780	33,104
Goodwill, net	6,776	6,776
Intangible assets, net	231	231
Total assets	$782,012	$710,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 12)*	$60,802	$82,513
Operating lease liabilities	16,731	9,171
Other taxes payable	304	304
Deferred revenue*	3,259	4,446
Notes payable, net (See Note 5)*	515,976	505,277
Total liabilities	597,072	601,711
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 31,046,783 and 31,810,759 outstanding, respectively	19	19
Additional paid-in capital	208,901	205,860
Treasury stock; at cost; 13,913,655 and 13,149,679 shares of common stock, respectively	(45,299)	(41,746)
Retained earnings (Accumulated deficit)	21,319	(55,162)
Total stockholders’ equity	184,940	108,971
Total liabilities and stockholders’ equity	$782,012	$710,682

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenues	$117,606	$84,540	$241,850	$174,273
Cost of sales:
Change in fair value of loans receivable	61,456	—	145,615	—
Provision for loan losses	—	27,225	—	48,195
Direct marketing costs	7,828	10,564	14,054	14,947
Other cost of sales	3,163	2,905	6,045	4,952
Total cost of sales	72,447	40,694	165,714	68,094
Gross profit	45,159	43,846	76,136	106,179
Operating expenses:
Compensation and benefits	20,561	18,585	40,650	37,593
Professional services (See Note 12)	6,433	8,659	13,392	15,738
Selling and marketing	1,120	710	1,929	1,243
Occupancy and equipment	6,186	5,289	12,059	10,245
Depreciation and amortization	4,720	4,552	8,481	9,795
Other	845	811	1,635	1,586
Total operating expenses	39,865	38,606	78,146	76,200
Operating income (loss)	5,294	5,240	(2,010)	29,979
Other expense:
Net interest expense (See Note 12)	(12,126)	(8,567)	(24,296)	(17,353)
Equity method investment loss	(368)	—	(712)	—
Non-operating income	81	510	1,747	717
Total other expense	(12,413)	(8,057)	(23,261)	(16,636)
Income (loss) before taxes	(7,119)	(2,817)	(25,271)	13,343
Income tax expense (benefit)	(574)	228	(4,803)	3,672
Net income (loss)	$(6,545)	$(3,045)	$(20,468)	$9,671

Basic earnings (loss) per share	$(0.21)	$(0.09)	$(0.65)	$0.27
Diluted earnings (loss) per share	$(0.21)	$(0.09)	$(0.65)	$0.27

Basic weighted average shares outstanding	31,238,159	35,132,980	31,301,983	35,591,583
Diluted weighted average shares outstanding	31,238,159	35,132,980	31,301,983	36,331,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended June 30, 2022 and 2021

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Retained earnings / Accumulated deficit	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	37,954,138	18	200,433	7,006,300	(16,492)	(20,101)	$163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	(417)
Treasury stock reissued for Stock Option Exercise	—	—	12,500	—	—	(12,500)	73	(46)	27
Net income	—	—	—	—	—	—	—	12,716	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$166,973
Share-based compensation -US	—	—	—	—	1,787	—	—	—	1,787
Treasury stock acquired	—	—	(2,339,085)	—	—	2,339,085	(7,954)	—	(7,954)
Treasury stock reissued for RSUs vesting	—	—	532,365	—	(562)	(532,365)	687	(687)	(562)
Treasury stock reissued for ESPP purchases	—	—	149,613	—	207	(149,613)	246	—	453
Net loss	—	—	—	—	—	—	—	(3,045)	(3,045)
Balances at June 30, 2021	—	—	33,997,881	$18	$203,050	10,962,557	$(33,632)	$(11,784)	$157,652

Balances at December 31, 2021	—	—	31,810,759	19	205,860	13,149,679	(41,746)	(55,162)	$108,971
Share-based compensation -US	—	—	—	—	1,658	—	—	—	1,658
Treasury stock acquired	—	—	(972,476)	—	—	972,476	(3,661)	—	(3,661)
Treasury stock reissued for RSUs vesting	—	—	410,800	—	(714)	(410,800)	813	(744)	(645)
Cumulative effect of change in accounting, net of deferred income tax expense of $29.8 million	—	—	—	—	—	—	—	98,603	98,603
Net loss	—	—	—	—	—	—	—	(13,923)	(13,923)
Balances at March 31, 2022	—	—	31,249,083	$19	$206,804	13,711,355	$(44,594)	$28,774	$191,003
Share-based compensation -US	—	—	—	—	2,280	—	—	—	2,280
Treasury stock acquired	—	—	(760,129)	—	—	760,129	(2,000)	—	(2,000)
Treasury stock reissued for RSUs vesting	—	—	366,884	—	(183)	(366,884)	781	(780)	(182)
Treasury stock reissued for ESPP purchases	—	—	190,945	—	—	(190,945)	514	(130)	384
Net loss	—	—	—	—	—	—	—	(6,545)	(6,545)
Balances at June 30, 2022	—	—	31,046,783	$19	$208,901	13,913,655	$(45,299)	$21,319	$184,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,468)	$9,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,481	9,795
Change in fair value of loans receivable	145,615	—
Provision for loan losses	—	48,195
Share-based compensation	3,938	3,389
Amortization of debt issuance costs	454	361
Amortization of loan premium	3,016	1,981
Loss from equity method investment	712	—
Amortization of operating leases	(443)	(383)
Deferred income tax (benefit) expense, net	(4,928)	3,626
Non-operating gain	(1,747)	(717)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(419)	(3,054)
Receivables from payment processors	7,934	662
Receivables from CSO lenders	—	1,242
Interest receivable	(31,333)	(9,054)
Deferred revenue	(1,187)	(625)
Accounts payable and accrued liabilities	(23,397)	1,598
Net cash provided by operating activities	86,228	66,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(450,638)	(344,351)
Principal collections and recoveries on loans receivable	366,676	301,446
Participation premium paid	(2,700)	(2,126)
Purchases of property and equipment	(11,567)	(7,563)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
Net cash used in investing activities	(102,229)	(51,344)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$35,500	$25,000
Payments of notes payable	(25,000)	(112,550)
Debt issuance costs paid	(255)	—
Principal payments on insurance premium financing	(329)	—
ESPP shares issued	384	453
Common stock repurchased	(5,328)	(18,767)
Proceeds from stock option exercises	—	27
Taxes paid related to net share settlement of equity awards	(827)	(980)
Net cash provided by (used in) financing activities	4,145	(106,817)
Net decrease in cash, cash equivalents and restricted cash	(11,856)	(91,474)

Cash and cash equivalents, beginning of period	84,978	197,983
Restricted cash, beginning of period	5,874	3,135
Cash, cash equivalents and restricted cash, beginning of period	90,852	201,118

Cash and cash equivalents, end of period	73,960	105,782
Restricted cash, end of period	5,036	3,862
Cash, cash equivalents and restricted cash, end of period	$78,996	$109,644

Supplemental cash flow information:
Interest paid	$23,795	$18,075
Taxes paid	$323	$55

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$—	$37
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$—	$7
Increase in Prepaid expenses and other assets and Accounts payable and accrued liabilities related to insurance premium financing agreement	$1,975	$—
Reissuances of Treasury stock	$1,594	$1,308
Impact on retained earnings of adoption of ASU 2016-13	$98,603	$—
Leasehold improvements allowance included in Property and equipment, net	$2,589	$—
Operating lease right of use assets recognized	$6,994	$—
Operating lease liabilities recognized	$9,583	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended June 30, 2022 and 2021
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six month periods ended June 30, 2022 and 2021 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry. The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2022. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Revenue Recognition
The Company recognizes consumer loan fees as revenues for each of the loan products it offers. Revenues on the Condensed Consolidated Statements of Operations include: finance charges, lines of credit fees, fees for services provided through Credit Services Organization ("CSO") programs (“CSO fees”), and interest, as well as any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. Other revenues also include marketing and licensing fees received from the originating lender related to the Elastic product and Rise bank-originated loans and from CSO fees related to the Rise product. Revenues related to these fees are recognized when the service is performed.
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
The spread of COVID-19 since March 2020 has created a global public health crisis that has resulted in unprecedented disruption to businesses and economies. In response to the pandemic's effects, and in accordance with federal and state guidelines, the Company expanded its payment flexibility programs for its customers, including payment deferrals. This program allows for a deferral of payments for an initial period of 30 to 60 days, and generally up to a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Since the third quarter of 2021, the Company no longer offers specific COVID-19 payment assistance programs, but continues to offer other payment flexibility programs if certain qualifications are met. The finance charges will continue to accrue at a lower effective interest rate over the expected term of the loan as adjusted for the deferral period provided (not to exceed an amount greater than the amount at which the borrower could settle the loan) or placed on non-accrual status.
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
Installment Loans, Lines of Credit and Credit Cards
Effective January 1, 2022, the Company utilizes the fair value option on its entire loans receivable portfolio. As such, loans receivable, including receivables for finance charges, fees and interest, are reported as Loans receivable at fair value on the Condensed Consolidated Balance Sheet at June 30, 2022. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require.
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
For the three and six months ended June 30, 2022 and 2021

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
Allowance for Loan Losses
Prior to January 1, 2022, the Company maintained an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. The Company primarily utilized historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but also considered recent collection and delinquency trends, as well as macro economic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of the Company’s customers, the estimate of the allowance for loan losses was subject to change in the near term and could significantly impact the consolidated financial statements. If a loan was deemed to be uncollectible before it is fully reserved, it was charged-off at that time. For loans classified as TDRs, impairment was typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate.
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
For the three and six months ended June 30, 2022 and 2021

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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Property and equipment, gross	$147,266	$133,109
Accumulated depreciation and amortization	(108,486)	(100,005)
Property and equipment, net	$38,780	$33,104
Cloud Computing Arrangements
In accordance with Accounting Standards Codification ("ASC") Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, the Company has established a control structure to identify cloud computing arrangements ("CCA") for appropriate accounting treatment similar to its procedures for right of use assets. Implementation costs for CCAs that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized amounts related to such arrangements are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful life of 3 years. For the three months ended June 30, 2022 and 2021, the Company recognized $400 thousand and $117 thousand in amortization expense, respectively, within Occupancy and equipment within the Condensed Consolidated Statements of Operations, and $617 thousand and $147 thousand for the six months ended June 30, 2022 and 2021, respectively.

(Dollars in thousands)	June 30, 2022	December 31, 2021
CCA implementation costs	$4,939	$3,557
Less: accumulated amortization	(1,189)	(572)
Net book value	$3,750	$2,985
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual test as of October 1, 2021 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of June 30, 2022.
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
For the three and six months ended June 30, 2022 and 2021

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
Insurance Premium Financing
On May 1, 2022, the Company executed an insurance premium financing agreement of $2.3 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on June 1, 2022, the financing agreement is payable in seven monthly installments of principal and interest of approximately $0.3 million and will be paid in full by December 31, 2022. The agreement bears interest at 5.55%. As of June 30, 2022, the balance of the insurance premium financing was $2.0 million and is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.
Equity Method Investment
In January 2022, the Company collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Company contributed intellectual property as well as cash for its non-controlling interest, and records its interest in Swell under the equity method of accounting. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $5.1 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets. Losses of $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, are included in Equity method investment loss in the Condensed Consolidated Statements of Operations.
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
For the three and six months ended June 30, 2022 and 2021

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
For the three and six months ended June 30, 2022 and 2021

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

NOTE 2 - EARNINGS PER SHARE
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at June 30, 2022 and 2021.
Diluted EPS is computed by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The computation of earnings (loss) per share was as follows for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator (basic and diluted):
Net income (loss)	$(6,545)	$(3,045)	$(20,468)	$9,671

Denominator (basic):
Basic weighted average number of shares outstanding	31,238,159	35,132,980	31,301,983	35,591,583

Denominator (diluted):
Basic weighted average number of shares outstanding	31,238,159	35,132,980	31,301,983	35,591,583
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	—	—	740,048
Diluted weighted average number of shares outstanding	31,238,159	35,132,980	31,301,983	36,331,631

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.21)	$(0.09)	$(0.65)	$0.27

Diluted earnings (loss) per share	$(0.21)	$(0.09)	$(0.65)	$0.27
For the three months ended June 30, 2022 and 2021, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•772,797 and 869,923 common shares issuable upon exercise of the Company's stock options; and
•4,337,676 and 3,226,318 common shares issuable upon vesting of the Company's RSUs.
For the six months ended June 30, 2022 and 2021, the Company excluded the following potential common shares from its diluted earnings (loss) per share calculation because including these shares would be anti-dilutive:
•789,982 and 874,289 common shares issuable upon exercise of the Company's stock options; and
•3,778,968 and 2,087,680 common shares issuable upon vesting of the Company's RSUs.
NOTE 3 - LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Finance charges	$68,209	$50,783	$142,497	$103,975
Lines of credit fees	47,953	32,880	96,417	68,360
CSO fees	—	51	—	602
Other	1,444	826	2,936	1,336
Total revenues	$117,606	$84,540	$241,850	$174,273
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The following reflects the credit quality of the Company’s loans receivable as of June 30, 2022 and December 31, 2021 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, had also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Under the COVID-19 payment flexibility programs, customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. The COVID-19-specific payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. The Company, along with the bank originators it supports, continues to offer other payment flexibility programs if certain qualifications are met. As of June 30, 2022, 2.8% of customers that had loan balances outstanding have been provided relief through a payment deferral program for a total of $15 million in loans with deferred payments.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of June 30, 2022 and December 31, 2021 have been charged off.
Loans Receivable at Fair Value
On January 1, 2022, the Company elected the fair value option for the loans receivable portfolio under the transition relief provided under ASU 2019-05 in connection with its adoption of ASU 2016-13.

	June 30, 2022
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$258,947	$189,264	$42,570	$490,781
Past due loans	37,387	14,370	10,795	62,552
Total loans receivable	296,334	203,634	53,365	553,333
Net unamortized loan premium	374	1,805	—	2,179
Loans receivable, at book	$296,708	$205,439	$53,365	$555,512
Additionally, total loans receivable includes approximately $23.1 million of accrued interest and fees receivable at June 30, 2022.

June 30, 2022
(Dollars in thousands)	Total
Loans receivable - principal - accrual	$524,410
Loans receivable - principal - non-accrual	8,023
Total Loans receivable - principal	532,433

Loans receivable - principal, at fair value - accrual	578,038
Loans receivable - principal, at fair value - non-accrual	7,833
Loans receivable - principal, at fair value (excluding accrued interest and fees)	$585,871
Accrued interest and fees receivable	23,079
Loans receivable at fair value	$608,950
Difference between Loans receivable - principal and Loans receivable - principal, at fair value	$53,438

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The changes in the fair value of Loans receivable at fair value during the three and six months ended June 30, 2022 are as follows:

(Dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance beginning of period	$584,154	$639,545
Originations, including premium paid	246,682	453,379
Interest and fees, including premium amortization	117,661	240,202
Repayments	(278,091)	(578,561)
Charge-offs, net(1)	(65,050)	(141,869)
Net change in fair value(1)	3,594	(3,746)
Balance end of period	$608,950	$608,950
1) Included in Change in fair value of loans receivable in the Condensed Consolidated Statements of Operations

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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The changes in the allowance for loan losses during the three and six months ended June 30, 2021 were as follows:

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
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. As of June 30, 2022 and 2021, the Company's TDRs are immaterial to the loans receivable portfolio.
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
For the three and six months ended June 30, 2022 and 2021

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
For the three and six months ended June 30, 2022 and 2021

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
Summarized Financial Information
As the VIEs that are consolidated have similar economic characteristics, products and services, distribution methods, and regulatory environments, the Company has elected to aggregate their information. The following table summarizes the aggregated assets and liabilities of the VIEs that are included within the Company’s Condensed Consolidated Balance Sheets June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$45,199	$53,195
Restricted cash	1,000	1,000
Loans receivable at fair value	456,318	—
Loans receivable, net of allowance for loan losses of $53,100	—	366,932
Prepaid expenses and other assets	10	16
Receivable from payment processors ($617 and $562 respectively, eliminates upon consolidation)	6,519	13,076
Total assets	$509,046	$434,219
LIABILITIES
Accounts payable and accrued liabilities ($55,733 and $8,681 respectively, eliminates upon consolidation)	$66,740	$17,643
Deferred revenue	3,159	4,346
Reserve deposit liability ($67,200 and $28,100, respectively, eliminates upon consolidation)	67,200	28,100
Notes payable, net	371,947	384,130
Total liabilities	$509,046	$434,219

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The following tables provides a summary of the aggregated operating results of the VIEs that are included within the Company’s Condensed Consolidated Statements of Operations at June 30, 2022 and 2021:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Revenues	$93,540	$63,091
Change in fair value of loans receivable	(44,186)	—
Loan loss provision	—	(19,810)
Other cost of sales ($36,018 and $33,738, respectively, eliminates upon consolidation(1))	(39,562)	(35,312)
Gross profit	9,792	7,969
Interest expense	(8,580)	(6,714)
Net income	$—	$—

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Revenues	$191,676	$126,396
Change in fair value of loans receivable	(108,035)	—
Loan loss provision	—	(33,975)
Other cost of sales ($58,148 and $74,192, respectively, eliminates upon consolidation(1))	(63,725)	(76,902)
Gross profit	19,916	15,519
Interest expense	(17,568)	(13,211)
Net income	$—	$—
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
NOTE 5—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and the EC SPV Facility. In October 2021, the Company entered into a new debt facility with Park Cities Asset Management, LLC ("PCAM"). In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill Term Note"). The facilities had the following terms as of June 30, 2022.
VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. At June 30, 2022, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company, excluding the assets of the Company that are pledged to collateralize the PCAM debt facility (the "TSPV facility), are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of June 30, 2022 and December 31, 2021.
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021 the weighted average base rate on the outstanding balance was 2.43% and the overall interest rate was 9.43%. At June 30, 2022, the weighted average base rate on the outstanding balance was 2.43% and the overall interest rate was 9.43%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of June 30, 2022 and December 31, 2021.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2021 was 1.84% and the overall interest rate was 8.84%. The weighted average base rate on the outstanding balance at June 30, 2022 was 1.83% and the overall interest rate was 8.83%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of June 30, 2022 and December 31, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

EC SPV Facility
The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2021 was 2.09% and the overall interest rate was 9.09%. The weighted average base rate on the outstanding balance at June 30, 2022 was 2.22% and the overall interest rate was 9.22%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of June 30, 2022 and December 31, 2021.
TSPV Facility
On October 12, 2021, a new debt facility agreement, the TSPV Facility, was entered into among Today SPV, LLC ("TSPV"), Today Card, LLC ("TC LLC"), both wholly-owned subsidiaries of the Company, and PCAM. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million used to purchase participations in credit card receivable balances from a third-party lender. The base rate on the outstanding balance at December 31, 2021 was 3.25% and the overall rate was 6.85%. The base rate on the outstanding balance at June 30, 2022 was 4.00% and the overall interest rate was 7.60%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the Wall Street Journal Prime Rate with a 3.25% floor) plus 3.60% at the borrowing date.
The TSPV Term Note matures on October 12, 2025. There are no principal payments due or scheduled until the respective maturity dates. All assets of TC LLC and its subsidiaries are pledged as collateral to secure the TSPV Facility. The TSPV Facility includes certain financial covenants for the product portfolio underlying the facility, including risk adjusted yield requirements, minimum cash level requirements, maximum default rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the TSPV Facility as of June 30, 2022 and December 31, 2021.
Pine Hill Term Note
In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill") for a $20 million Term Note to supplement our working capital at a base rate (defined as the daily Secured Overnight Financing Rate ("SOFR") rate with a floor of 1%) plus 13.25% per annum. At June 30, 2022, the base rate on the outstanding balance was 1.51% and the overall rate was 14.76%.
The Term Note matures on March 1, 2024. There are no principal payments due or scheduled until the respective maturity date. The Pine Hill Facility contains certain covenants for the Company, which are consistent with the covenants within the VPC Facility, such as minimum cash requirements and minimum book value of equity requirement. The Company was in compliance with all covenants related to the Pine Hill Facility at June 30, 2022.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Debt Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	192,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	130,300	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	50,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	40,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
Debt issuance costs	(1,524)	(1,723)
Total	$515,976	$505,277

The change in the facility balances includes the following:
•EF SPV Term note - Paydown of $15 million in the first quarter of 2022 and a draw of $7.5 million in the second quarter of 2022;
•EC SPV Term Note - Paydown of $10 million in the first quarter of 2022 and a draw of $5 million in the second quarter of 2022;
•TSPV Term Note - Draw of $3 million in the first quarter of 2022; and
•Pine Hill Term Note - Funding of $20 million in the first quarter of 2022.
The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.
Future debt maturities as of June 30, 2022 are as follows:

Year (dollars in thousands)	June 30, 2022
Remainder of 2022	$—
2023	—
2024	477,500
2025	40,000
2026	—
Thereafter	—
Total	$517,500
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic reporting unit. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. The annual test was completed as of October 1, 2021 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. No events or circumstances occurred between October 2, 2021 and June 30, 2022 that would more likely than not reduce the fair value of the Elastic reporting unit below the carrying amount. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. Of the total goodwill balance, approximately $229 thousand is deductible for tax purposes.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

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
The carrying value of acquired intangible assets as of June 30, 2022 is presented in the table below:

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
With a board member's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Beginning in March 31, 2021, there were no intangible assets subject to amortization with any remaining life. Total amortization expense recognized for the six months ended June 30, 2021 was approximately $602 thousand.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income in the Condensed Consolidated Statements of Operations.
NOTE 7—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of approximately two to eight years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of June 30, 2022 and December 31, 2021, net assets recorded under operating leases totaled $11.2 million and $5.7 million, respectively, and net lease liabilities totaled $16.7 million and $9.2 million, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

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
Effective May 2022, the Company amended its corporate headquarters lease in Fort Worth, Texas to extend the term through November 2030 and reduce the total leased space to approximately 73,984 square feet. As a result, on the date of the modification, the Company recognized an increase of $7.0 million to right-of-use assets and $9.6 million to lease liabilities, respectively, inclusive of the effect of an incentive of $2.6 million which is recognized in Property and equipment, net in the Condensed Consolidated Balance Sheets. Additionally, the space reduction resulted in a $80.8 thousand gain recognized in Non-operating income in the Condensed Consolidated Statements of Operations with reductions of $600.6 thousand and $681.3 thousand to right-of-use assets and lease liabilities, respectively.
Total gross lease cost for the three and six months ended June 30, 2022 and 2021, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended June 30,
Lease cost (dollars in thousands)	2022	2021
Operating lease cost	$680	$768
Short-term lease cost	—	—
Total lease cost	$680	$768

	Six Months Ended June 30,
Lease cost (dollars in thousands)	2022	2021
Operating lease cost	$1,443	$1,535
Short-term lease cost	—	—
Total lease cost	$1,443	$1,535

Further information related to leases is as follows:

	Three Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$902	$960
Right-of-use assets obtained in exchange for lease obligations(1)	$6,994	$—
Weighted average remaining lease term	7.3 years	3.1 years
Weighted average discount rate	8.49%	10.23%

	Six Months Ended June 30,
Supplemental cash flows information (dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,887	$1,918
Right-of-use assets obtained in exchange for lease obligations(1)	$6,994	$—
Weighted average remaining lease term	7.3 years	3.1 years
Weighted average discount rate	8.49%	10.23%
(1)Related to Fort Worth corporate headquarters lease modification..

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Future minimum lease payments as of June 30, 2022 are as follows:

Year (dollars in thousands)	Operating Leases
2022	$1,754
2023	3,415
2024	3,204
2025	3,218
2026	2,639
Thereafter	8,191
Total future minimum lease payments	$22,420
Less: Imputed interest	(5,689)
Operating lease liabilities	$16,731
NOTE 8—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended June 30, 2022 and 2021 totaled approximately $2.3 million and $1.8 million, respectively, and $3.9 million and $3.4 million for the six months ended June 30, 2022 and 2021.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,307,458 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of June 30, 2022, the total number of shares available for future grants under the 2016 Plan was 2,639,548 shares.
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
For the six months ended June 30, 2022, the Company had the following activity related to outstanding share-based awards:
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

A summary of stock option activity as of and for the six months ended June 30, 2022 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	796,685	$6.19
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(68,750)	5.84
Outstanding at June 30, 2022	727,935	6.22	2.72
Options exercisable at June 30, 2022	727,935	$6.22	2.72
At June 30, 2022, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the six months ended June 30, 2022 was zero.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the six months ended June 30, 2022 was $2.88. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the six months ended June 30, 2022 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	3,691,983	$3.97
Granted	2,473,776	2.88
Vested(1)	(1,044,435)	4.31
Forfeited	(181,352)	3.71
Unvested at June 30, 2022	4,939,972	3.36
Expected to vest at June 30, 2022	3,660,559	$3.37
(1)Certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 266,751 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities for the six months ended June 30, 2022.
At June 30, 2022, there was approximately $9.4 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.4 years. During the six months ended June 30, 2022, the total intrinsic value of RSUs that vested during the period was approximately $3.2 million. As of June 30, 2022, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $8.5 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,514,365 shares authorized and 909,891 reserved for the ESPP. There were 190,945 shares purchased under the ESPP for the six months ended June 30, 2022. Within share-based compensation expense for the six months ended June 30, 2022 and 2021, $239 thousand and $342 thousand, respectively, relates to the ESPP. For the three months ended June 30, 2022 and 2021, $120 thousand and $171 thousand, respectively, relates to the ESPP within share-based compensation expense.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the six month periods ended June 30, 2022 and 2021, there were no significant transfers between levels.
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
The following table contains the Company's financial assets and liabilities that are measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of June 30, 2022:

	June 30, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Loans receivable at fair value(1)	$608,950	$—	$—	$608,950
Total	$608,950	$—	$—	$608,950
(1)Loans receivable at fair value includes assets of consolidated VIEs. See Note 4 - Variable Interest Entities for more information.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Effective January 1, 2022, the Company generally uses discounted cash flow analyses that factor estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Using historical data and consideration of recent trends, the Company determines loss and prepayment assumptions. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. The table below presents quantitative information about the key unobservable inputs used for the Company's loans receivable fair value measurements as of June 30, 2022.

June 30, 2022
Credit loss rate	17%
Prepayment rate	27%
Discount rate	21%
Financial Assets and Liabilities Not Measured at Fair Value
The following tables contain the Company's financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,960	$73,960	$—	$—
Restricted cash	5,036	5,036	—	—
Receivable from payment processors	7,935	—	—	7,935
Total	$86,931	$78,996	$—	$7,935

Financial liabilities:
Accounts payable and accrued liabilities	$60,802	$—	$—	$60,802
Notes payable, net	515,976	—	—	515,976
Total	$576,778	$—	$—	$576,778

	December 31, 2021	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,978	$84,978	$—	$—
Restricted cash	5,874	5,874	—	—
Loans receivable, net of allowance for loan losses	511,157	—	—	639,545
Receivable from payment processors	15,870	—	—	15,870
Total	$617,879	$90,852	$—	$655,415

Financial liabilities:
Accounts payable and accrued liabilities	$82,513	$—	$—	$82,513
Notes payable, net	505,277	—	—	505,277
Total	$587,790	$—	$—	$587,790

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

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
NOTE 10—INCOME TAXES
Income tax expense for the three and six months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Current income tax expense (benefit):
State	$78	$(40)	125	46
Total current income tax expense (benefit)	78	(40)	125	46

Deferred income tax expense (benefit):
Federal	2,230	1,116	(3,682)	4,693
State	(2,882)	(848)	(1,246)	(1,067)
Total deferred income tax expense (benefit)	(652)	268	(4,928)	3,626

Total income tax expense (benefit)	$(574)	$228	$(4,803)	$3,672
No material penalties or interest related to taxes, other than as described below, were recognized for the three and six months ended June 30, 2022 and 2021.
The Company’s effective tax rates for the six months ended June 30, 2022 and 2021, including discrete items, were 19.0% and 27.5%, respectively. For both the six months ended June 30, 2022 and 2021, the Company’s effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where it has lending activities.
At June 30, 2022 and December 31, 2021, the gross liability for an uncertain tax position was $1.5 million, exclusive of interest and penalties. Of this amount, $1.2 million would affect the Company’s effective tax rate if realized. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on uncertain tax positions within income tax expense (benefit) in the Condensed Consolidated Statements of Operations. As of June 30, 2022, the Company had accrued $0.1 million for interest and penalties. The liability for the uncertain tax position results from a recent change in tax regulations in the state of Texas that impacted the Company’s previously recognized research and development state tax credits. The Company has no expectation that this liability on the books at June 30, 2022 will be settled in the next 12 months. The Company’s 2016-2020 tax years remain open to income tax audits in Texas at June 30, 2022.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Deferred tax assets, net
At June 30, 2022 and December 31, 2021, the Company did not establish a valuation allowance for its deferred tax assets (“DTA”) based on management’s expectation of generating sufficient taxable income in a look forward period over the next one to four years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2021 was approximately $84.1 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting deferred tax asset is dependent upon generating sufficient taxable income prior to the expiration of this carryforward. The Company considered the following factors when making its assessment regarding the ultimate realizability of the deferred tax assets.
Significant factors included the following:
•The Company is in a three-year cumulative pre-tax income position in 2021 (exclusive of certain non-recurring items). Additionally, the Company has a history of utilizing its past NOL carryforwards.
•The Company is projecting future income sufficient to fully utilize the indefinite NOL carryforward. Also, due to the short-term nature of the loan portfolio and the other material items that comprise the deferred tax assets, net, the Company estimates that the majority of these deferred tax items will reverse within one to four years.
The Company has given due consideration to all the factors and has concluded that the deferred tax asset is expected to be realized based on management’s expectation of generating sufficient taxable income and the reversal of tax timing differences in a look-forward period over the next one to four years. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of June 30, 2022 and December 31, 2021, the Company did not establish a valuation allowance for the DTA.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss which was denied. On February 4, 2022, the parties to this litigation reached a settlement agreement in which Elevate admitted no liability, agreed to a settlement payment of $33 million to resolve this litigation and committed to purchase 924,495 shares of Elevate stock owned by the TFLT at a set price upon execution of the settlement agreement. The Company accrued a contingent loss in the amount of $17.1 million for the settlement payment related to the TFLT and class actions disputes at December 31, 2021, in addition to the $17 million previously accrued at December 30, 2020. The settlement has been agreed to by all parties, and on April 16, 2022, the United States District Court for the Eastern District of Virginia issued an Order Granting Preliminary Approval of the Class Action Settlement. The stock purchase was completed on February 11, 2022. The first payment of $13.3 million was made on May 4, 2022 and the final payment will be made upon final approval, expected in the third quarter of 2022. This accrual, inclusive of related additional legal fees, was $20.7 million and $34.1 million, at June 30, 2022 and December 31, 2021, respectively, and is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. On January 20, 2022, the Company entered into a Consent Judgment and Order (the "Consent Order") with the District resolving all matters in this action. The Company denies that it has violated any law or engaged in any deceptive or unfair practices as alleged and entered into the Consent Order to avoid the potential expense of further litigation. As part of the Consent Order, Elevate has agreed to not engage in certain business activities in the District of Columbia, provide refunds in 2022 to certain affected District of Columbia consumers, and pay $450 thousand to the District of Columbia in February 2022. The Company accrued a contingent loss in the amount of $4.0 million at December 31, 2021, which is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. At June 30, 2022, the Company has completed refunds to District of Columbia consumers in an amount approximating $3.4 million and has a remaining accrual of $0.1 million.
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
For the three and six months ended June 30, 2022 and 2021

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
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $275.7 million and $277.1 million in available and unfunded credit lines at June 30, 2022 and December 31, 2021, respectively. The Today Card product had approximately $21.2 million and $20.0 million in available and unfunded credit lines as of June 30, 2022 and December 31, 2021, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At June 30, 2022 and December 31, 2021, the Company had $100 thousand and $200 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its prior CSO programs, the Company guaranteed consumer loan payment obligations to CSO lenders and was required to purchase any defaulted loans it has guaranteed. The guarantee represented an obligation to purchase specific loans that go into default. As of June 30, 2022, the guarantee no longer exists as there are no remaining CSO program obligations.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

As of December 31, 2020, the Company had accrued approximately $4.4 million for a contingent loss related to a legal matter for a former executive of the company. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The contingent loss was settled as of March 31, 2021 and no further accrual for this matter remains as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had accrued $1.0 million and $1.7 million, respectively, pursuant to a director indemnification agreement related to a legal matter. Both of these accruals were recognized within Non-operating income in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the net amounts accrued and paid for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$1,700	$—	$1,700	$4,424
Accruals	—	(510)	—	(510)
Payments	(653)	510	(653)	(3,914)
Net contingent loss related to a legal matter	$1,047	$—	$1,047	$—
NOTE 12—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements and share-based compensation for the three and six months ended June 30, 2022 and 2021 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Fees and travel expenses	$193	$135
Stock compensation	239	107
Total board related expenses	$432	$242

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Fees and travel expenses	$349	$257
Stock compensation	393	186
Total board related expenses	$742	$443

At June 30, 2022 and December 31, 2021, the Company had approximately $147 thousand and $143 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2017, a former member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. Upon resignation in the first quarter of 2022, they were no longer considered a related party. For the six months ended June 30, 2022 and 2021, the interest payments on this loan were $19 thousand and $39 thousand, respectively, and $20 thousand for the three months ended June 30, 2021.
In the second quarter of 2021, the Company reached an agreement with a former member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, at June 30, 2022, the Company had a remaining accrual of $151.0 thousand, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the amounts accrued and paid for the three months ended June 30, 2022. There was $911 thousand accrued for this matter at June 30, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$152	$—	$135	$—
Accruals (included in Professional services in the Condensed Consolidated Statements of Operations)	8	911	98	911
Payments	(9)	—	(82)	—
Net accrual related to the advance of legal fees	$151	$911	$151	$911
In addition to the advances of legal fees, as of June 30, 2022 and December 31, 2021, the Company had accrued $1.0 million $1.7 million, respectively, pursuant to the director indemnification agreement related to a legal matter. This accrual is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
During the fourth quarter of 2021, the Company made a $500 thousand advance applied toward its investment in the newly created Swell entity, which was recognized in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2022, the Company made an additional investment of $4 million, as well as intellectual property contributions valued at $1.3 million. The Company records its interest in Swell under the equity method of accounting. The Company's share of Swell's net loss for the three and six months ended June 30, 2022 is $368 thousand and $712 thousand, respectively, which is included in Equity method investment loss in the Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $5.1 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets.
NOTE 13—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements were made available and determined there have been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
On August 8, 2022, the ESPV, EF SPV and EC SPV, individually and collectively, entered into a credit agreement with Park Cities Asset Management, LLC for a $15.0 million Term Note which matures on March 31, 2024, at a base rate (defined as the greater of the Daily Simple Secured Overnight Financing Rate ("SOFR") or 1.5%) plus 13.25% per annum, with a maximum annual interest rate of 16.0%. A funding of $15.0 million on this agreement was made on August 8, 2022. See Part II, Item 5 included in this report for more information.

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are riskier to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.7 million customers with $10.3 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers. The VPC Facility has a maximum total borrowing amount available of $200 million at June 30, 2022.
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
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at June 30, 2022.
Today Card is a credit card product designed to meet the spending needs of non-prime consumers by offering a prime customer experience. Today Card is originated by CCB under the licensed MasterCard brand, and a 95% participation interest in the credit card receivable is sold to us. These credit card receivable purchases are funded through a separate financing facility (the "TSPV Facility"), and through cash flows from operations generated by the Today Card portfolio. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million. As the lowest APR product in our portfolio, Today Card allows us to serve a broader spectrum of non-prime Americans. The Today Card experienced significant growth in its portfolio size despite the pandemic due to the success of our direct mail campaigns, the primary marketing channel for acquiring new Today Card customers. We are following a specific growth plan to grow the product while monitoring customer responses and credit quality. Customer response to the Today Card has been strong, as we continue to see high response rates, high customer engagement, and positive customer satisfaction scores.
In January 2022, we collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Swell App includes several groundbreaking features to help customers automatically control their spending, tackle debt, and invest in exclusive private market opportunities with as little as $1 thousand. We will help CPB and Swell offer the Swell Credit line of credit product with APRs between 8% and 24%. Our current total investment carrying value in Swell, using equity method accounting, is $5.1 million and we have a non-controlling interest in Swell.
Our management assesses our financial performance and future strategic goals through key metrics based primarily on the following three themes:
•Revenue growth.    Key metrics related to revenue growth that we monitor by product include the ending and average combined loan balances outstanding, the effective APR of our product loan portfolios, the total dollar value of loans originated, the number of new and former customer loans made, the ending number of customer loans outstanding and the related customer acquisition costs (“CAC”) associated with each new customer loan made. We include CAC as a key metric when analyzing revenue growth (rather than as a key metric within margin expansion).
•Stable credit quality.    We work with our bank partners that originate loans on our platform to address the appropriate credit risk for the revenues earned. Since the time they were managing our legacy US products, our management team has maintained stable credit quality across the loan portfolio they were managing. With the adoption of fair value for the loans receivable portfolio effective January 1, 2022, the credit quality metrics we monitor include net charge-offs as a percentage of revenues, change in fair value of loans receivable as a percentage of revenues, the percentage of past due combined loans receivable – principal and net principal charge-offs as a percentage of average combined loans receivable-principal. Prior to our adoption of fair value for the loans receivable portfolio effective January 1, 2022, our credit quality metrics also included the combined loan loss reserve as a percentage of outstanding combined loans and total provision for loan losses as a percentage of revenues. Under fair value accounting, a specific loan loss reserve is no longer required to be recognized as a credit loss estimate is a key assumption used in measuring fair value. See “—Non-GAAP Financial Measures” for further information.

•Margin expansion.    We aim to manage our business to achieve a long-term operating margin of 20%. In periods of significant loan portfolio growth, our margins may become compressed due to the upfront costs associated with marketing. Prior to our adoption of fair value for the loans receivable portfolio, we incurred upfront credit provisioning expense associated with loan portfolio growth. When applying fair value accounting, estimated credit loss is a key assumption within the fair value assumptions used each quarter and specific loan loss allowance is no longer required to be recognized. Long term, we anticipate that our direct marketing costs primarily associated with new customer acquisitions will be approximately 10% of revenues and our operating expenses will decline to 20% of revenues. While our operating margins may exceed 20% in certain years, such as in 2020 when we incurred lower levels of direct marketing expense and materially lower credit losses due to a lack of customer demand for loans resulting from the effects of COVID-19, we do not expect our operating margin to increase beyond that level over the long term, as we intend to pass on any improvements over our targeted margins to our customers in the form of lower APRs. We believe this is a critical component of our responsible lending platform and over time will also help us continue to attract new customers and retain existing customers.
Election of Fair Value Option
Prior to January 1, 2022, we carried our combined loans receivable portfolio at amortized cost, net of an allowance for estimated loan losses inherent in the combined loan portfolio. Effective January 1, 2022, we elected the fair value option to account for all our combined loan portfolio in conjunction with our early adoption of Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and the related amendments. We believe the election of the fair value option better reflects the value of our portfolio and its future economic performance as well as more closely aligns with our decision-making processes that relies on unit economics that align with discounted cash flow methodologies that are utilized in fair value accounting. Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of the election and its impact on our accounting policies.
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
Impact of COVID-19
In 2020, we experienced a significant decline in the loan portfolio due to a lack of customer demand for loans resulting from the effects of COVID-19 and related government stimulus programs. These impacts resulted in a lower level of direct marketing expense and materially lower credit losses during 2020 and continuing into early 2021. Beginning in the second quarter of 2021, we experienced a return of demand for the loan products that we, and the bank originators we support, offer, resulting in significant growth in the loan portfolio from that point. This significant loan portfolio growth resulted in compressed margins in 2021 due to the upfront costs associated with marketing and credit provisioning expense related to growing and “rebuilding” the loan portfolio from the impacts of COVID-19. We continue to target loan portfolio originations within our target Customer Acquisition Costs ("CACs") of $250-$300 and credit quality metrics of 45-55% of revenue which, when combined with our expectation of continuing customer loan demand for our portfolio products, we believe will allow us to return to our historical performance levels prior to COVID-19 after initially resulting in earnings compression.
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
We continue to monitor the continued impacts of COVID-19 on our business, loan portfolio, customers and employees, and while uncertainty still exists, we believe we are well-positioned to operate effectively through any future impacts associated with COVID-19. We will continue assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure that our cash and liquidity position is maintained.

Macroeconomic Factors
During the second quarter of 2022, the broader market environment that had persisted since the second half of 2021 began to soften. The substantial inflation pressures that our economy continues to face has resulted in many challenges, most notably in the form of rising interest rates, softening of consumer demand, and increased labor costs. With the Federal Reserve prioritizing its mandate of price stability, it continues to take actions to reduce and stabilize inflation, increasing the potential recessionary risks posted by such actions. The inflation rate during the second quarter of 2022 was the highest in four decades. Our operations can be adversely impacted by inflation, primarily from higher financing and labor costs. Additionally, inflation can impact our customers' demand for additional debt and their ability to pay back their existing loans, impacting our revenue and charge-off rate.
Although the current macroeconomic environment may have a significant adverse impact on our business, and while uncertainty still exists, we continue to take appropriate actions to operate effectively through the present economic environment and expect to have a more cautious approach to portfolio growth during the second half of 2022. We will continue assessing our minimum cash and liquidity requirement, monitoring our debt covenant compliance and implementing measures to ensure our cash and liquidity position is maintained through the current economic cycle.
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
Revenues

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Revenue metrics (dollars in thousands, except as noted)	2022	2021	2022	2021
Revenues	$117,606	$84,540	$241,850	$174,273
Period-over-period change in revenue	39%	(28)%	39%	(38)%
Ending combined loans receivable – principal(1)	$532,433	$399,320	532,433	399,320
Average combined loans receivable – principal(1)(2)	$510,214	$355,980	522,965	367,365
Total combined loans originated – principal	$245,151	$210,401	$450,638	343,914
Average customer loan balance(3)	$2,087	$1,827	2,087	1,827
Number of new customer loans	25,710	38,986	45,013	52,876
Ending number of combined loans outstanding	255,099	218,543	255,099	218,543
Customer acquisition costs	$304	$271	312	283
Effective APR of combined loan portfolio	91%	94%	92%	95%
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

Ending and average combined loans receivable – principal.    We calculate the average combined loans receivable – principal by taking a simple daily average of the ending combined loans receivable – principal for each period. Key metrics that drive the ending and average combined loans receivable – principal include the amount of loans originated in a period and the average customer loan balance. All loan balance metrics include only the 90% participation in the related Elastic line of credit advances (we exclude the 10% held by Republic Bank), the 96% participation in FinWise Bank originated Rise installment loans, the 95% participation in CCB originated Rise installment loans and the 95% participation in the CCB originated Today Card credit card receivables, but include the full loan balances on CSO loans, which are not presented on our Condensed Consolidated Balance Sheets.
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

The following tables summarize the changes in customer loans by product for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	118,076	102,973	35,566	256,615
New customer loans originated	15,629	6,309	3,772	25,710
Former customer loans originated	17,034	191	—	17,225
Attrition	(35,657)	(5,866)	(2,928)	(44,451)
Ending number of combined loans outstanding	115,082	103,607	36,410	255,099
Customer acquisition cost (in dollars)	$307	$404	$127	$304
Average customer loan balance (in dollars)	$2,462	$1,909	$1,409	$2,087

	Three Months Ended June 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	91,508	90,021	12,802	194,331
New customer loans originated	27,704	6,339	4,943	38,986
Former customer loans originated	14,909	132	—	15,041
Attrition	(25,337)	(4,214)	(264)	(29,815)
Ending number of combined loans outstanding	108,784	92,278	17,481	218,543
Customer acquisition cost (in dollars)	$294	$332	$64	$271
Average customer loan balance (in dollars)	$2,122	$1,599	$1,199	$1,827

	Six Months Ended June 30, 2022
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	134,414	110,628	35,464	280,506
New customer loans originated	27,776	10,701	6,536	45,013
Former customer loans originated	32,736	327	—	33,063
Attrition	(79,844)	(18,049)	(5,590)	(103,483)
Ending number of combined loans outstanding	115,082	103,607	36,410	255,099
Customer acquisition cost	$317	$428	$103	$312

	Six Months Ended June 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	36,360	9,191	7,325	52,876
Former customer loans originated	27,765	226	—	27,991
Attrition	(59,281)	(17,244)	(647)	(77,172)
Ending number of combined loans outstanding	108,784	92,278	17,481	218,543
Customer acquisition cost	$302	$376	$70	$283

Recent trends.    Our revenues for the three months ended June 30, 2022 totaled $117.6 million, an increase of 39% versus the three months ended June 30, 2021. Similarly, our revenues for the six months ended June 30, 2022 totaled $241.9 million, up 39% versus the prior year. The increase in quarterly and year-to-date revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products in the second quarter of 2022. Rise, Elastic, and the Today products experienced year-over-year increases in revenues for the six months ended June 30, 2022 of 36%, 34%, and 227%, respectively, which were attributable to increases in year-over-year average loan balances as we focused on growing the portfolios beginning in the second half of 2021. The Today Card also benefits from the nature of the product, which provides an added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
We and the bank originators experienced a decrease in new customers due to our more measured approach to growth based on our expectation of the impact of inflation on our customers during the second quarter of 2022 versus the prior year period. All three of our products experienced an increase in principal loan balances in the second quarter of 2022 compared to a year ago. Rise and Elastic principal loan balances at June 30, 2022 totaled $283.4 million and $197.8 million, respectively, up roughly $52.5 million and $50.2 million, respectively, from a year ago. Today Card principal loan balances at June 30, 2022 totaled $51.3 million, up $30.3 million from a year ago.
Our CAC was higher in the second quarter of 2022 at $304 as compared to the second quarter of 2021 at $271 and slightly higher than our targeted range of $250-$300 due to our measured approach to growth beginning in the second quarter. The new customer loan volume is being sourced from all our marketing channels including direct mail, strategic partners and digital. Our measured approach toward growth is across all marketing channels including our strategic partners channel where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) that we developed within our new technology platform ("Blueprint"). Blueprint will allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters, and on an annual basis, will be within or slightly above our target range of $250 to $300 as we continue to take a more cautious approach to growth during the second half of the year as we monitor the macroeconomic environment closely. Long term, we would expect to return to our target range of $250 to $300 as we optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generates new customers at a sub-$100 CAC.
Credit quality

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands), after adoption of fair value	2022	2021 (Pro-forma)(6)	2022	2021 (Pro-forma)(6)
Net charge-offs(1)	$65,050	$26,063	$141,869	$56,953
Net change in fair value(1)(6)	(3,594)	(6,619)	3,746	(1,952)
Total change in fair value of loans receivable (6)	$61,456	$19,444	$145,615	$55,001

Net charge-offs as a percentage of revenues (1)	55%	31%	59%	33%
Total change in fair value of loans receivable as a percentage of revenues(6)	52%	23%	60%	32%
Percentage past due	10%	7%	10%	7%
Fair value premium(6)	10%	13%	10%	13%

	As of and for the three months ended June 30,	As of and for the six months ended June 30,
Credit quality metrics (dollars in thousands), before adoption of fair value	2021	2021
Net charge-offs(2)	$26,063	$56,953
Additional provision for loan losses(2)	1,162	(8,758)
Provision for loan losses	$27,225	$48,195

Net charge-offs as a percentage of revenues(2)	31%	33%
Total provision for loan losses as a percentage of revenues	32%	28%
Percentage past due	7%	7%
Combined loan loss reserve(4)	$40,321	$40,321
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	10%	10%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	11%	10%	N/A	N/A
2021	6%	5%	6%	10%
2020	11%	10%	4%	5%
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

Net principal charge-offs as a percentage of average combined loans receivable-principal for the second quarter of 2022 is higher than the second quarter of 2021 and consistent with this credit metric during 2019 and slightly improved from the first quarter 2022. The above chart depicts the historically low charge-off metrics from the third quarter of 2020 through the third quarter of 2021, due to COVID-19 pandemic impacts such as a lack of new customer demand, our implementation of payment assistance tools, and government stimulus payments received by our customers. Beginning in the fourth quarter of 2021, net principal charge-offs as a percentage of average combined loans receivable-principal have returned to the levels consistent with 2019 due to the increased volume of new customers being originated as we rebuilt the loan portfolio from the impacts of the COVID-19 pandemic in the second half of 2021 and return to a more normalized credit profile.
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
Recent trends.    Total change in fair value of loans receivable for the three and six months ended June 30, 2022 were 52% and 60% of revenue, compared to the pro-forma three and six months ended June 30, 2021 of 23% and 32%, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Net charge-offs as a percentage of revenues for the three and six months ended June 30, 2022 were 55% and 59%, compared to 31% and 33%, respectively, in the prior year periods. The increase in net charge-offs as a percentage of revenues is due to the growth in the loan portfolio during the second half of 2021 and early 2022, which included a higher mix of new customers that carry a higher overall loss rate. The portfolio returned to the upper end of our targeted range of 45-55% of revenue as the portfolio matures with a mix of new and returning customers. In the near term, we expect our portfolio to perform at the upper end of our targeted range based on the current macroeconomic factors being observed in the economy. We continue to monitor the portfolio during the economic recovery resulting from COVID-19 and recent macroeconomic factors and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. Long term, we would expect to see the portfolio return to our targeted range of 45-55% of revenue.
Past due loan balances at June 30, 2022 were 10% of total combined loans receivable-principal, up from 7% from a year ago, due to the number of new customers originated beginning in the second quarter of 2021, which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, continue to offer payment flexibility programs, if certain qualifications are met, to assist borrowers during the current economic environment. The population of customers utilizing the payment flexibility programs has remained stable, and we continue to see that most customers are meeting their scheduled payments once they exit the payment flexibility program.
Net change in fair value as a percentage of revenue was (3)% and (8)% for the three months ended June 30, 2022 and pro-forma June 30, 2021, respectively, and 2% and (1)% for the six months ended June 30, 2022 and pro-forma June 30, 2021, respectively (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at June 30, 2022 compared to 13% at June 30, 2021 due to the composition of the loan portfolio with an increased mix of newly originated loans at June 30, 2022 as compared to a more mature loan portfolio at June 30, 2021 due to limited origination activity and significant paydowns experienced in the portfolio due to the effects of COVID-19. The key assumptions used in the fair value estimate at June 30, 2022 are as follows:

June 30, 2022
Credit loss rate	17%
Prepayment rate	27%
Discount rate	21%

Total loan loss provision for the three months and six months ended June 30, 2021, prior to the adoption of fair value, were 32% and 28% of revenues, respectively, which were below our targeted range of approximately 45% to 55%. Net charge-offs as a percentage of revenues for the three months and six months ended June 30, 2021 were 31% and 33%, respectively, due to reduced demand and limited loan origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans.
The combined loan loss reserve as a percentage of combined loans receivable totaled 10% as of June 30, 2021. The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at June 30, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and early 2021.
We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated-principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through June 30, 2022 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 20% to 25% long-term targeted range. Our payment deferral programs and monetary stimulus programs provided by the US government in response to the COVID-19 pandemic have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. We would expect the 2021 vintage to be at or near 2018 levels or slightly lower given the increased volume of new customer loans originated during the second half of 2021. While still early, our 2022 vintage appears to be performing consistently with our 2021 vintage. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of the current inflationary environment.
_________
1) The 2021 and 2022 vintages are not yet fully mature from a loss perspective.
2) UK included in the 2013 to 2017 vintages only.

We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through June 30, 2022 for the 2020 annual vintage is just over under 8%. As expected, the 2021 account vintage is experiencing losses higher than the 2020 account vintage due to the volume of new customers originated in the second half of 2021 and the performance of certain segments upon the release of the credit model during 2021. The Today Card requires accounts to be charged off that are more than 120 days past due which results in a longer maturity period for the cumulative loss curve related to this portfolio. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Margins

	Three Months Ended June 30,		Six Months Ended June 30,
Margin metrics (dollars in thousands)	2022	2021	2022	2021
Revenues	$117,606	$84,540	$241,850	$174,273
Net charge-offs(1)	(65,050)	(26,063)	$(141,869)	(56,953)
Change in fair value(1)	3,594	—	(3,746)	—
Additional provision for loan losses(1)	—	(1,162)	—	8,758
Direct marketing costs	(7,828)	(10,564)	(14,054)	(14,947)
Other cost of sales	(3,163)	(2,905)	(6,045)	(4,952)
Gross profit	45,159	43,846	76,136	106,179
Operating expenses	(39,865)	(38,606)	(78,146)	(76,200)
Operating income (loss)	$5,294	$5,240	$(2,010)	$29,979
As a percentage of revenues:
Net charge-offs	55%	31%	59%	33%
Change in fair value	(3)	—	2	—
Additional provision for loan losses	—	1	—	(5)
Direct marketing costs	7	12	6	9
Other cost of sales	3	3	2	3
Gross margin	38	52	31	61
Operating expenses	34	46	32	44
Operating margin	5%	6%	(1)%	17%
_________
(1)Non-GAAP measure. See “—Non-GAAP Financial Measures—Net charge-offs and net change in fair value” and “—Non-GAAP Financial Measures—Net charge-offs and additional provision for loan losses.”
Gross margin is calculated as revenues minus cost of sales, or gross profit, expressed as a percentage of revenues, and operating margin is calculated as operating income expressed as a percentage of revenues. Due to the negative impact of COVID-19 and the current economic environment on our loan balances and revenue, we are monitoring our profit margins closely. Long term, we intend to continue to manage the business to a targeted 20% operating margin.
Recent operating margin trends.    For the three months ended June 30, 2022, our operating margin was 5%, which was a decrease from 6% in the prior year period, as originally reported, and 15% on a pro-forma basis considering the pro-forma adoption of fair value at the beginning of 2021 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). For the six months ended June 30, 2022, our operating margin was (1)%, which was also a decrease from 17% in the prior year period, and 13% on a pro-forma basis considering the pro-forma adoption of fair value at the beginning of 2021 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The year-over-year margin decreases we are experiencing in 2022 are primarily driven by the increased net charge-offs in the first half of 2022 due to a higher volume of new customers originated in the loan portfolio during the second half of 2021 and early 2022 as well as the macroeconomic environment. As the portfolio matures and we manage the mix of new and returning customers to the portfolio over the long term, we continue to see our net charge-offs as a percentage of revenue return to our target range of 45-55% and would expect our gross margin to normalize in future periods with our past historical performance. The margins achieved in the first half of 2021 were primarily driven by decreased revenue as a result of lower average combined loans receivable-principle, lower effective APRs earned on the loan portfolio, and increased direct marketing and origination expenses as we grew our loan portfolio and acquired new customers. In the short term, we expect our expense metrics to improve as we take a more cautious approach in executing our growth strategy over the remainder of the year. In the long term, as we grow the loan portfolio while actively managing our operating expenses, we expect to see our operating expense metrics return to approximately 20% of revenue.

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
•Settlement related to a legal matter or gains and losses from dispositions included in non-operating income; and
•Income taxes.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$(6,545)	$(3,045)	$(20,468)	$9,671
Adjustments:
Net interest expense	12,126	8,567	24,296	17,353
Share-based compensation	2,280	1,787	3,938	3,389
Depreciation and amortization	4,720	4,552	8,481	9,795
Equity method investment loss	368	—	712	—
Non-operating income	(81)	(510)	(1,747)	(717)
Income tax expense (benefit)	(574)	228	(4,803)	3,672
Adjusted EBITDA	$12,294	$11,579	$10,409	$43,163

Adjusted EBITDA margin	10.5%	13.7%	4.3%	24.8%
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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(Dollars in thousands)	As reported	Fair value adjustments	Pro-forma financial information	As reported	Fair value adjustments	Pro-forma financial information
Revenues	$84,540	$—	$84,540	$174,273	$—	$174,273
Cost of sales:
Provision for loan losses	27,225	(27,225)	—	48,195	(48,195)	—
Change in fair value of loans receivable	—	19,444	19,444	—	55,001	55,001
Direct marketing and other costs of sales	13,469	—	13,469	19,899	—	19,899
Total costs of sales	40,694	(7,781)	32,913	68,094	6,806	74,900
Gross profit	43,846	7,781	51,627	106,179	(6,806)	99,373
Total operating expenses	38,606	—	38,606	76,200	—	76,200
Operating income	5,240	7,781	13,021	29,979	(6,806)	23,173
			—
Total other expense	(8,057)	—	(8,057)	(16,636)	—	(16,636)
Income before taxes	(2,817)	7,781	4,964	13,343	(6,806)	6,537
Income tax expense	228	1,286	1,514	3,672	(1,654)	2,018
Net income (loss)	$(3,045)	$6,495	$3,450	$9,671	$(5,152)	$4,519

Basic earnings (loss) per share	$(0.09)	$0.19	$0.10	$0.27	$(0.14)	$0.13
Diluted earnings (loss) per share	$(0.09)	$0.19	$0.10	$0.27	$(0.15)	$0.12

Basic weighted average shares outstanding	35,132,980	—	35,132,980	35,591,583	—	35,591,583
Diluted weighted average shares outstanding (1)	35,132,980	568,397	35,701,377	36,331,631	—	36,331,631

Adjusted EBITDA	$11,579	$7,781	$19,360	$43,163	$(6,806)	$36,357
Adjusted EBITDA margin	13.7%		22.9%	24.8%		20.9%
_________
(1)Represents potentially dilutive shares that were anti-dilutive in the Company's quarter-ended June 30, 2021 diluted weighted average shares outstanding as the Company was in a net loss position. The pro-forma adjustments result in net income for the period and therefore result in inclusion of the anti-dilutive shares.

Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities(1)	$86,228	$66,687
Adjustments:
Net charge-offs – combined principal loans	(110,135)	(41,745)
Capital expenditures	(11,567)	(7,563)
FCF(2)	$(35,474)	$17,379
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.
(2)FCF includes $17.2 million in cash payments associated with legal settlements for the six months ended June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021 (pro-forma)(1)	2022	2021 (pro-forma)(1)
Net charge-offs	$65,050	$26,063	$141,869	$56,953
Net change in fair value	(3,594)	(6,619)	3,746	(1,952)
Total change in fair value of loans receivable	$61,456	$19,444	$145,615	$55,001
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

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2021	2021
Net charge-offs	$26,063	$56,953
Additional provision for loan losses	1,162	(8,758)
Provision for loan losses	$27,225	$48,195
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

	2021			2022
(Dollars in thousands)	June 30	September 30	December 31	March 31	June 30
Company Owned Loans:
Loans receivable – principal, current, company owned	$372,068	$466,140	$501,552	$457,259	$477,721
Loans receivable – principal, past due, company owned	27,231	46,730	57,207	54,060	54,712
Loans receivable – principal, total, company owned	399,299	512,870	558,759	511,319	532,433
Loans receivable – finance charges, company owned	19,157	22,960	23,602	22,991	23,079
Loans receivable – company owned	418,456	535,830	582,361	534,310	555,512
Allowance for loan losses on loans receivable, company owned(5)	(40,314)	(56,209)	(71,204)	—	—
Fair value adjustment, loans receivable- principal	—	—	—	49,844	53,438
Loans receivable, net, company owned / Loans receivable at fair value	$378,142	$479,621	$511,157	$584,154	$608,950
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$17	$—	$—	$—	$—
Loans receivable – principal, past due, guaranteed by company	4	—	—	—	—
Loans receivable – principal, total, guaranteed by company(1)	21	—	—	—	—
Loans receivable – finance charges, guaranteed by company(2)	4	—	—	—	—
Loans receivable – guaranteed by company	25	—	—	—	—
Liability for losses on loans receivable, guaranteed by company	(7)	—	—	—	—
Loans receivable, net, guaranteed by company(3)	$18	$—	$—	$—	$—
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$372,085	$466,140	$501,552	$457,259	$477,721
Combined loans receivable – principal, past due	27,235	46,730	57,207	54,060	54,712
Combined loans receivable – principal	399,320	512,870	558,759	511,319	532,433
Combined loans receivable – finance charges	19,161	22,960	23,602	22,991	23,079
Combined loans receivable	$418,481	$535,830	$582,361	$534,310	$555,512
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned(5)	$(40,314)	$(56,209)	$(71,204)	$—	$—
Liability for losses on loans receivable, guaranteed by company	(7)	—	—	—	—
Combined loan loss reserve(5)	$(40,321)	$(56,209)	$(71,204)	$—	$—
Combined loans receivable – principal, past due(3)	$27,235	$46,730	$57,207	$54,060	$54,712
Combined loans receivable – principal(3)	399,320	512,870	558,759	511,319	532,433
Percentage past due(1)	7%	9%	10%	11%	10%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	10%	11%	12%	—%	—%
Allowance for loan losses as a percentage of loans receivable – company owned(5)	10%	11%	12%	—%	—%
Fair value adjustment, combined loans receivable- principal(6)	$51,078	$50,036	$57,184	$49,844	$53,438
Combined loans receivable at fair value(6)	469,559	585,866	639,545	584,154	608,950
Fair value as a percentage of combined loans receivable- principal(3)(6)	113%	110%	110%	110%	110%
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
(6)The periods of June 30, 2021 to December 31, 2021 include pro-forma adjustments reflecting the combined loans receivable at fair value consistent with a fair value methodology acceptable with U.S. GAAP.

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
STATEMENTS OF OPERATIONS
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed consolidated statements of operations data (Dollars in thousands)	2022	2021	2022	2021
Revenues	$117,606	$84,540	$241,850	$174,273
Cost of sales:
Change in fair value of loans receivable	61,456	—	145,615	—
Provision for loan losses	—	27,225	—	48,195
Direct marketing costs	7,828	10,564	14,054	14,947
Other cost of sales	3,163	2,905	6,045	4,952
Total cost of sales	72,447	40,694	165,714	68,094
Gross profit	45,159	43,846	76,136	106,179
Operating expenses:
Compensation and benefits	20,561	18,585	40,650	37,593
Professional services	6,433	8,659	13,392	15,738
Selling and marketing	1,120	710	1,929	1,243
Occupancy and equipment	6,186	5,289	12,059	10,245
Depreciation and amortization	4,720	4,552	8,481	9,795
Other	845	811	1,635	1,586
Total operating expenses	39,865	38,606	78,146	76,200
Operating income (loss)	5,294	5,240	(2,010)	29,979
Other expense:
Net interest expense	(12,126)	(8,567)	(24,296)	(17,353)
Equity method investment loss	(368)	—	(712)	—
Non-operating income	81	510	1,747	717
Total other expense	(12,413)	(8,057)	(23,261)	(16,636)
Income (loss) before taxes	(7,119)	(2,817)	(25,271)	13,343
Income tax expense (benefit)	(574)	228	(4,803)	3,672
Net income (loss)	$(6,545)	$(3,045)	$(20,468)	$9,671

	Three Months Ended June 30,		Six Months Ended June 30,
As a percentage of revenues	2022	2021	2022	2021
Revenues
Cost of sales:
Change in fair value of loans receivable	52%	—%	60%	—%
Provision for loan losses	—	32	—%	28%
Direct marketing costs	7	12	6	9
Other cost of sales	3	3	2	3
Total cost of sales	62	48	69	39
Gross profit	38	52	31	61
Operating expenses:
Compensation and benefits	17	22	17	22
Professional services	5	10	6	9
Selling and marketing	1	1	1	1
Occupancy and equipment	5	6	5	6
Depreciation and amortization	4	5	4	6
Other	1	1	1	1
Total operating expenses	34	46	32	44
Operating income (loss)	5	6	(1)	17
Other expense:
Net interest expense	(10)	(10)	(10)	(10)
Equity method investment loss	—	—	—	—
Non-operating income	—	1	1	—
Total other expense	(11)	(10)	(10)	(10)
Income (loss) before taxes	(6)	(3)	(10)	8
Income tax expense (benefit)	—	—	(2)	2
Net income (loss)	(6)%	(4)%	(8)%	6%

Comparison of the three months ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,
	2022		2021		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$116,162	99%	$83,714	99%	$32,448	39%
Other	1,444	1	826	1	618	75
Revenues	$117,606	100%	$84,540	100%	$33,066	39%
Revenues increased by $33.1 million, or 39%, from $84.5 million for the three months ended June 30, 2021 to $117.6 million for the three months ended June 30, 2022. The increase in revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended June 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$274,347	$186,096	$49,771	$510,214
Effective APR	100%	94%	34%	91%
Finance charges	$68,209	$43,749	$4,204	$116,162
Other	125	114	1,205	1,444
Total revenue	$68,334	$43,863	$5,409	$117,606

	Three Months Ended June 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$204,625	$133,629	$17,726	$355,980
Effective APR	100%	95%	29%	94%
Finance charges	$50,834	$31,618	$1,262	$83,714
Other	199	111	516	826
Total revenue	$51,033	$31,729	$1,778	$84,540
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
Our average combined loans receivable-principal increased $154 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase in average balance is primarily due to the loan portfolio growth during the second half of 2021 and early 2022 in all three products and accounted for an approximately $35 million increase in revenue for the period. We expect loan growth to slow in the near term with our more cautious approach to growth due to the macroeconomic environment and the risk of softening credit in our portfolio. Our average APR declined from 94% for the three months ended June 30, 2021 to 91% for the three months ended June 30, 2022. This reduction in the effective APR is primarily due to the growth of Today Card, which has the lowest APR, relative to the total loan portfolio, as the average product APRs were either flat or slightly decreased from the prior year period. The mix of products within the overall lower effective APR reduced the increase in revenue for the period by approximately $3 million. We expect the overall effective APR of the loan portfolio to remain relatively flat going forward.

Cost of sales

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Change in fair value of loans receivable	$61,456	52%	$—	—%	$61,456	—%
Provision for loan losses	—	—	27,225	32	(27,225)	(100)
Direct marketing costs	7,828	7	10,564	12	(2,736)	(26)
Other cost of sales	3,163	3	2,905	3	258	9
Total cost of sales	$72,447	62%	$40,694	48%	$31,753	78%
Change in fair value of loans receivable. Change in fair value of loans receivable was $61.5 million for the three months ended June 30, 2022 as compared to $19.4 million on a pro-forma basis for the period ended June 30, 2021, representing an approximately 216% increase on a pro-forma basis.
The table below breaks out these changes by loan product:

	Three Months Ended June 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Net charge-offs(1)	$42,981	$17,025	$5,044	$65,050
Net change in fair value(1)	(2,594)	(1,444)	444	(3,594)
Total change in fair value of loans receivable	$40,387	$15,581	$5,488	$61,456

Net charge-offs as a percentage of revenues	63%	39%	93%	55%
Total change in fair value of loans receivable as a percentage of revenues	59%	36%	101%	52%
Percentage past due	11%	6%	19%	10%
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
Total change in fair value of loans receivable for the three months ended June 30, 2022 and pro-forma three months ended June 30, 2021, was 52% and 23% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Of the total change in fair value of loans receivable, net charge-offs as a percentage of revenues for the three months ended June 30, 2022 and 2021 were 55% and 31%, respectively. The increase in net charge-offs as a percentage of revenues is due to the growth in the loan portfolio during the second half of 2021 and early 2022, which included a higher mix of new customers that carry a higher overall loss rate, and the overall macroeconomic environment. The portfolio returned to the upper end of our targeted range of 45% to 55% as the portfolio matures with a mix of new and returning customers. In the near term, we expect our portfolio to perform at the upper end of our targeted range based on the current macroeconomic factors being observed in the economy. As we monitor the portfolio during the economic recovery resulting from COVID-19 and recent macroeconomic factors, we will continue to adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. Long term, we would expect to see the portfolio return to our targeted range of 45-55% of revenue.

Net change in fair value as a percentage of revenue for the three months ended June 30, 2022 and pro-forma three months ended June 30, 2021was (3)% and (8)%, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at June 30, 2022 compared to pro-forma estimates of 13% at June 30, 2021 due to the composition of the portfolio with an increased mix of newly originated loans at June 30, 2022 as compared to a more mature portfolio at June 30, 2021 due to limited origination activity and significant paydowns experienced in the portfolio due to the effects of COVID-19.
Provision for loan losses.    Provision for loan losses decreased by $27.2 million, or 100%, from $27.2 million for the three months ended June 30, 2021 to $0.0 million for the three months ended June 30, 2022 due to adoption of fair value effective January 1, 2022 and no longer having a requirement to recognize a loan loss provision and loan loss allowance subsequent to that date.
The tables below break out these changes by loan product for the prior year period:

	Three Months Ended June 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$26,592	$10,749	$1,818	$39,159
Net charge-offs	(19,349)	(5,831)	(883)	(26,063)
Provision for loan losses	20,856	5,454	915	27,225
Ending balance	$28,099	$10,372	$1,850	$40,321
Combined loans receivable(1)(2)	$244,389	$152,605	$21,487	$418,481
Net charge-offs as a percentage of revenues	38%	18%	50%	31%
Combined loan loss reserve as a percentage of ending combined loans receivable	11%	7%	9%	10%
Provision for loan losses as a percentage of revenues	41%	17%	51%	32%
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

Total loan loss provision for the three months ended June 30, 2021, which was below our targeted range of approximately 45% to 55%, was 32%. Net charge-offs as a percentage of revenues for the three months ended June 30, 2021 was 31% due to reduced demand and limited origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans. The combined loan loss reserve as a percentage of combined loans receivable totaled 10% as of June 30, 2021. The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at June 30, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and the first half of 2021.
Direct marketing costs.    Direct marketing costs decreased by $2.7 million, or 26%, from $10.6 million for the three months ended June 30, 2021 to $7.8 million for the three months ended June 30, 2022. In the second quarter of 2021, we had a return to a more normalized new customer acquisition in all three products as the economy began to recover from the COVID-19 pandemic and demand for the loan products returned, resulting in an increase in marketing activities. In the second quarter of 2022, we had a measured approach to growth, resulting in a decrease in overall marketing spend. For the three months ended June 30, 2022, the number of new customers acquired decreased to 25,710 compared to 38,986 during the three months ended June 30, 2021. Our CAC was higher in the second quarter of 2022 at $304 as compared to the second quarter of 2021 at $271 due to our more measured approach to growth. We believe our CAC in future quarters, and on an annual basis, will continue to be within or slightly above our target range of $250 to $300 as we continue to take a more cautious approach to growth during the second half of the year as we monitor the macroeconomic environment closely. Long term, we expect to return to our target rate of $250 to $300 as we optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generates new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by $0.3 million, or 9%, from $2.9 million for the three months ended June 30, 2021 to $3.2 million for the three months ended June 30, 2022 due to increased servicing costs associated with the greater loan portfolio size.

Operating expenses

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$20,561	17%	$18,585	22%	$1,976	11%
Professional services	6,433	5	8,659	10	(2,226)	(26)
Selling and marketing	1,120	1	710	1	410	58
Occupancy and equipment	6,186	5	5,289	6	897	17
Depreciation and amortization	4,720	4	4,552	5	168	4
Other	845	1	811	1	34	4
Total operating expenses	$39,865	34%	$38,606	46%	$1,259	3%
Compensation and benefits.    Compensation and benefits increased by $2.0 million, or 11%, from $18.6 million for the three months ended June 30, 2021 to $20.6 million for the three months ended June 30, 2022 primarily due to increased salary expense.
Professional services.    Professional services decreased by $2.2 million, or 26%, from $8.7 million for the three months ended June 30, 2021 to $6.4 million for the three months ended June 30, 2022 primarily due to decreased legal expense.
Selling and marketing.    Selling and marketing increased by $0.4 million, or 58%, from $0.7 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022 primarily due to increased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.9 million, or 17%, from $5.3 million for the three months ended June 30, 2021 to $6.2 million for the three months ended June 30, 2022 primarily due to increased web hosting and licensing expenses.
Depreciation and amortization.    Depreciation and amortization increased by $0.2 million or 4% from $4.6 million for the three months ended June 30, 2021 to $4.7 million for the three months ended June 30, 2022 due to an increase in depreciation on internally-developed software.
Net interest expense

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$12,126	10%	$8,567	10%	$3,559	42%
Net interest expense increased 42% during the three months ended June 30, 2022 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the second quarter of 2022 increased $163.7 million from the second quarter of 2021 primarily due to new draws on debt facilities to fund loan portfolio growth. This year-over-year increase resulted in an increase in interest expense of approximately $4 million. In addition, our average effective interest rate on all notes payable outstanding, inclusive of funding facilities and sub-debt, has decreased from 10.0% for the three months ended June 30, 2021 to 9.6% for the three months ended June 30, 2022, resulting in a decrease in interest expense of approximately $0.4 million. At June 30, 2022, our effective cost of funds on new borrowings on our VPC facilities is 9%, with our overall effective cost of funds to remain flat or slightly increase as we continue to borrow on our debt facilities in the future.

The following table shows the effective cost of funds of each debt facility for the period:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
VPC Facility
Average facility balance during the period	$84,600	$74,754
Net interest expense	2,031	1,854
Effective cost of funds	9.6%	10.0%

ESPV Facility
Average facility balance during the period	$192,100	$159,600
Net interest expense	4,717	4,060
Effective cost of funds	9.9%	10.2%

EF SPV Facility
Average facility balance during the period	$125,190	77,492
Net interest expense	2,798	1,850
Effective cost of funds	9.0%	9.6%

EC SPV Facility
Average facility balance during the period	$45,555	$31,923
Net interest expense	1,066	803
Effective cost of funds	9.4%	10.1%

TSPV Facility
Average facility balance during the period	$40,000	$—
Net interest expense	761	—
Effective cost of funds	7.6%	—%

Pine Hill Facility
Average facility balance during the period	$20,000	$—
Net interest expense	753	—
Effective cost of funds	15.1%	—%
In October 2021, we entered into a new facility to fund the growth of the Today Card portfolio, the TSPV facility, and we have drawn $40 million as of June 30, 2022. In January 2022, we entered into a new $20 million facility for working capital purposes, the Pine Hill facility. As of June 30, 2022, we have drawn $20 million on the Pine Hill facility. On August 8, 2022, ESPV, EF SPV, and EC SPV entered into a credit agreement with Park Cities Asset Management, LLC for a $15 million term note. See Part II, Item 5 included in this report for more information.
Equity method investment loss
In January 2022, we made an investment in Swell, a new fintech company offering credit and banking solutions. We do not consolidate Swell and apply the equity method of accounting based on our ownership percentage. We recognized an equity method investment loss of $368 thousand for the three months ended June 30, 2022.
Non-operating income

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Non-operating income	$81	—%	$510	1%	$(429)	(84)%

We recognized a gain of $81 thousand on the space reduction related to our lease modification during the three months ended June 30, 2022. For the three months ended June 30, 2021, we received a partial recovery of the indemnification obligation paid related to a legal matter for a former executive of the company, resulting in non-operating income of $0.5 million.
Income tax expense (benefit)

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense (benefit)	$(574)	—%	$228	—%	$(802)	(352)%
Our income tax expense (benefit) decreased $0.8 million, from an expense of $0.2 million for the three months ended June 30, 2021 to a tax benefit of $0.6 million for the three months ended June 30, 2022. Our effective tax rates for continuing operations for the three months ended June 30, 2022 and 2021, respectively, were 8.1% and (8.1)%, respectively. Our effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities.
Net loss

	Three Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net loss	$(6,545)	(6)%	$(3,045)	(4)%	$(3,500)	(115)%
Our net loss increased $3.5 million or 115% from $3.0 million for the three months ended June 30, 2021 to $6.5 million for the three months ended June 30, 2022. On a pro-forma basis, we had net income of $3.5 million for the three months ended June 30, 2021 and a pro-forma decrease of approximately $10 million. The overall increase in net loss is primarily due to higher interest expense due to higher debt balances used to fund the loan portfolio growth experienced in the second half of 2021 and early 2022, partially offset by an increase in gross profit resulting from higher revenue partially offset by increased net charge-offs.
Comparison of the six months ended June 30, 2022 and 2021
Revenues

	Six Months Ended June 30,
	2022		2021		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$238,914	99%	$172,937	99%	$65,977	38%
Other	2,936	1	1,336	1	1,600	120
Revenues	$241,850	100%	$174,273	100%	$67,577	39%
Revenues increased by $67.6 million, or 39%, from $174.3 million for the six months ended June 30, 2021 to $241.9 million for the six months ended June 30, 2022. The increase in revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Six Months Ended June 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$284,740	$188,393	$49,832	$522,965
Effective APR	101%	94%	33%	92%
Finance charges	$142,497	$88,209	$8,208	$238,914
Other	213	191	2,532	2,936
Total revenue	$142,710	$88,400	$10,740	$241,850

	Six Months Ended June 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$211,115	$140,309	$15,941	$367,365
Effective APR	100%	95%	30%	95%
Finance charges	$104,576	$65,988	$2,373	$172,937
Other	261	161	914	1,336
Total revenue	$104,837	$66,149	$3,287	$174,273
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
Our average combined loans receivable-principal increased $156 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase in average balance is primarily due to the loan portfolio growth during the second half of 2021 and early 2022 in all three products and accounted for an approximately $71 million of the increase in revenue for the period. We expect loan growth to slow in the near term with our more cautious approach to growth due to the macroeconomic environment and the risk of softening credit in our portfolio. Our average APR declined from 95% for the six months ended June 30, 2021 to 92% for the six months ended June 30, 2022. This reduction in the effective APR is primarily due to the growth of Today Card, which has the lowest APR, relative to the total loan portfolio, as the average product APRs were relatively unchanged from the prior year period. The mix of products within the overall lower effective APR reduced the increase in revenue for the period by approximately $5 million. We expect the overall effective APR of the loan portfolio to remain relatively flat going forward.
Cost of sales

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Change in fair value of loans receivable	$145,615	60%	$—	—%	$145,615	—%
Provision for loan losses	—	—	48,195	28	(48,195)	(100)
Direct marketing costs	14,054	6	14,947	9	(893)	(6)
Other cost of sales	6,045	2	4,952	3	1,093	22
Total cost of sales	$165,714	69%	$68,094	39%	$97,620	143%
Change in fair value of loans receivable. Change in fair value of loans receivable was $145.6 million for the six months ended June 30, 2022 as compared to $55.0 million on a pro-forma basis for the period ended June 30, 2021, representing a 165% increase on a pro-forma basis.

The table below breaks out these changes by loan product:

	Six Months Ended June 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Net charge-offs(1)	$96,123	$35,815	$9,931	$141,869
Net change in fair value(1)	1,328	892	1,526	3,746
Total change in fair value of loans receivable	$97,451	$36,707	$11,457	$145,615

Net charge-offs as a percentage of revenues	67%	41%	92%	59%
Total change in fair value of loans receivable as a percentage of revenues	68%	42%	107%	60%
Percentage past due	11%	6%	19%	10%
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
Total change in fair value of loans receivable for the six months ended June 30, 2022 and pro-forma six months ended June 30, 2021, was 60% and 32% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Of the total change in fair value of loans receivable, net charge-offs as a percentage of revenues for the six months ended June 30, 2022 and 2021 were 59% and 33%, respectively. The increase in net charge-offs as a percentage of revenues is due to the growth in the loan portfolio during the second half of 2021 and early 2022, which included a higher mix of new customers that carry a higher overall loss rate, and the macroeconomic environment. The portfolio is slightly above our target range of 45-55% of revenue for the six months ended June 30, 2022 due to higher losses incurred in the first quarter of the year associated with the higher mix of new loans in the portfolio. In the near term, we expect our portfolio to perform at the upper end of our targeted range based on the current macroeconomic factors being observed in the economy. We continue to see the portfolio return to our targeted range of 45% to 55% as the portfolio matures with a mix of new and returning customers. Long term, we would expect to see the portfolio return to our targeted range of 45-55% of revenue.
Net change in fair value as a percentage of revenue was 2% and (1)% for the six months ended June 30, 2022 and pro-forma six months ended June 30, 2021 due to the increase in loan portfolio growth during the second half of 2021 and early 2022 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at June 30, 2022 compared to pro-forma estimates of 13% at June 30, 2021 due to the composition of the portfolio with an increased mix of newly originated loans at June 30, 2022 as compared to a more mature portfolio at June 30, 2021 due to limited origination activity and significant paydowns experienced in the portfolio due to the effects of COVID-19.
Provision for loan losses.    Provision for loan losses decreased by $48.2 million, or 100%, from $48.2 million for the six months ended June 30, 2021 to $0.0 million for the six months ended June 30, 2022 due to adoption of fair value effective January 1, 2022 and no longer having a requirement to recognize a loan loss provision and loan loss allowance subsequent to that date.

	Six Months Ended June 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(42,023)	(13,374)	(1,556)	(56,953)
Provision for loan losses	36,154	10,545	1,496	48,195
Ending balance	$28,099	$10,372	$1,850	$40,321
Combined loans receivable(1)(2)	$244,389	$152,605	$21,487	$418,481
Net charge-offs as a percentage of revenues	40%	20%	47%	33%
Combined loan loss reserve as a percentage of ending combined loans receivable	11%	7%	9%	10%
Provision for loan losses as a percentage of revenues	34%	16%	46%	28%
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

Total loan loss provision for the six months ended June 30, 2021 was 28% of revenues, which was below our targeted range of 45% to 55%. For the six months ended June 30, 2021, net charge-offs as a percentage of revenues was 33% due to reduced demand and limited origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans. The combined loan loss reserve as a percentage of combined loans receivable totaled 10% as of June 30, 2021.The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at June 30, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and the first half of 2021.
Direct marketing costs.    Direct marketing costs decreased by $0.9 million, or 6%, from $14.9 million for the six months ended June 30, 2021 to $14.1 million for the six months ended June 30, 2022 as we took a measured approach to growth during the second quarter of 2022. For the six months ended June 30, 2022, the number of new customers acquired decreased to 45,013 compared to 52,876 during the six months ended June 30, 2021. Our CAC was higher for the six months ended June 30, 2022 at $312 as compared to the six months ended June 30, 2021 at $283 due to a seasonal slowdown in demand experienced in the first quarter of 2022 coupled with a more measured approach to growth during the second quarter of 2022. We believe our CAC in future quarters will continue to remain within or slightly above our target range of $250 to $300 as we continue to take a more cautious approach to growth during the second half of the year as we monitor the macroeconomic environment closely. Long term, we would expect to return to our target range of $250 to $300 as we optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generates new customers at a sub-$100 CAC.
Other cost of sales.    Other cost of sales increased by $1.1 million, or 22%, from $5.0 million for the six months ended June 30, 2021 to $6.0 million for the six months ended June 30, 2022 due to increased servicing costs associated with the greater loan portfolio size.

Operating expenses

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$40,650	17%	$37,593	22%	$3,057	8%
Professional services	13,392	6	15,738	9	(2,346)	(15)
Selling and marketing	1,929	1	1,243	1	686	55
Occupancy and equipment	12,059	5	10,245	6	1,814	18
Depreciation and amortization	8,481	4	9,795	6	(1,314)	(13)
Other	1,635	1	1,586	1	49	3
Total operating expenses	$78,146	32%	$76,200	44%	$1,946	3%
Compensation and benefits.    Compensation and benefits increased by $3.1 million, or 8%, from $37.6 million for the six months ended June 30, 2021 to $40.7 million for the six months ended June 30, 2022 primarily due to increased salary expense.
Professional services.     Professional services decreased by $2.3 million, or 15%, from $15.7 million for the six months ended June 30, 2021 to $13.4 million for the six months ended June 30, 2022 primarily due to decreased legal expenses, partially offset by increased other outside services associated with a larger portfolio as compared to the prior year.
Selling and marketing.    Selling and marketing increased $0.7 million from $1.2 million for the six months ended June 30, 2021 to $1.9 million for the six months ended June 30, 2022 primarily due to increased marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $1.8 million, or 18%, from $10.2 million for the six months ended June 30, 2021 to $12.1 million for the six months ended June 30, 2022 primarily due to increased web hosting expense.
Depreciation and amortization.     Depreciation and amortization decreased by $1.3 million, or 13%, from $9.8 million for the six months ended June 30, 2021 to $8.5 million for the six months ended June 30, 2022 primarily due to a decrease in depreciation expense and a decrease in amortization expense due to the acceleration of a board member's non-compete agreement of $0.6 million in 2021 which was not repeated in 2022.
Other.    Other operating expenses was relatively flat year over year at $1.6 million for both the six months ended June 30, 2021 and the six months ended June 30, 2022.

Net interest expense

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$24,296	10%	$17,353	10%	$6,943	40%
Net interest expense increased 40% during the six months ended June 30, 2022 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first six months of 2022 increased $169.8 million from the first six months of 2021 due to new draws on debt facilities to fund loan portfolio growth. This year-over-year increase resulted in an increase in interest expense of approximately $8 million. In addition, our average effective interest rate on all notes payable outstanding, inclusive of funding facilities and sub-debt decreased from 10.1% for the six months ended June 30, 2021 to 9.5% for the six months ended June 30, 2022, resulting in a decrease in interest expense of approximately $1 million. At June 30, 2022, our effective cost of funds on new borrowings on our VPC facilities is 9%, with our overall effective cost of funds to remain flat or slightly increase as we continue to borrow on our debt facilities in the future.

The following table shows the effective cost of funds of each debt facility for the period:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
VPC Facility
Average facility balance during the period	$84,600	$81,717
Net interest expense	4,040	4,133
Effective cost of funds	9.6%	10.2%

ESPV Facility
Average facility balance during the period	$192,100	$160,261
Net interest expense	9,385	8,109
Effective cost of funds	9.9%	10.2%

EF SPV Facility
Average facility balance during the period	$131,294	76,464
Net interest expense	5,841	3,633
Effective cost of funds	9.0%	9.6%

EC SPV Facility
Average facility balance during the period	$50,390	$29,254
Net interest expense	2,343	1,468
Effective cost of funds	9.4%	10.1%

TSPV Facility
Average facility balance during the period	$39,685	—%
Net interest expense	1,472	—%
Effective cost of funds	7.5%	—%

Pine Hill Facility
Average facility balance during the period(1)	$19,470	—%
Net interest expense	1,215	—%
Effective cost of funds	15.1%	—%
(1)Average facility balance from inception at January 31, 2022 to June 30, 2022.
In October 2021, we entered into a new facility to fund the growth of the Today Card portfolio, the TSPV facility, and we have drawn $40 million as of June 30, 2022. In January 2022, we entered into a new $20 million facility for working capital purposes, the Pine Hill facility. As of June 30, 2022 we have drawn $20 million on the Pine Hill facility. On August 8, 2022, ESPV, EF SPV, and EC SPV entered into a credit agreement with Park Cities Asset Management, LLC for a $15 million term note. See Part II, Item 5 included in this report for more information.
Equity method investment loss
In January 2022, we made an investment in Swell, a new fintech company offering credit and banking solutions. We do not consolidate Swell and apply the equity method of accounting based on our ownership percentage. We recognized an equity method investment loss of $0.7 million for the six months ended June 30, 2022.

Non-operating income

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Non-operating income	$1,747	1%	$717	—%	$1,030	144%
For the six months ended June 30, 2022, we had non-operating income of $1.7 million, primarily due to a $1.3 million gain related to intangibles and services contributed to an investment in an unconsolidated affiliate (Swell) and an approximately $0.4 million gain related to the change in value of our stock purchased as part of the legacy litigation settlement under a forward agreement. For the six months ended June 30, 2021, we received a partial recovery of an indemnification payment we made related to a lawsuit for $0.5 million and also recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by an impairment loss related to a subleased asset of $0.7 million, resulting in non-operating income of $0.7 million.
Income tax expense (benefit)

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense (benefit)	$(4,803)	(2)%	$3,672	2%	$(8,475)	(231)%
Our income tax expense (benefit) decreased $8.5 million, from an expense of $3.7 million for the six months ended June 30, 2021 to a tax benefit of $4.8 million for the six months ended June 30, 2022. Our effective tax rates for continuing operations for the six months ended June 30, 2022 and 2021, were 19.0% and 27.5%, respectively. Our effective tax rates are different from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where we have lending activities.
Net income (loss)

	Six Months Ended June 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net income (loss)	$(20,468)	(8)%	$9,671	6%	$(30,139)	(312)%
Our loss of $20.5 million for the six months ended June 30, 2022 was down $30.1 million from net income of $9.7 million for the prior year period. On a pro-forma basis, net income for the six months ended June 30, 2021 was $4.5 million and a decrease of $25 million. The overall decrease is primarily due to a decrease in gross profit resulting from increased net charge-offs offset by higher revenue, as well as higher interest expense due to higher debt balances used to fund the loan portfolio growth experienced in the second half of 2021 and early 2022.
LIQUIDITY AND CAPITAL RESOURCES
As previously discussed, we are closely monitoring the impacts of the current macroeconomic environment across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $74 million as of June 30, 2022 compared to cash and cash equivalents available of $85 million as of December 31, 2021, a decrease of $11 million primarily due to the growth in the loan portfolio.
While the ultimate impact of the current economic environment on our business, financial condition, liquidity and results of operations is dependent on future developments which are highly uncertain, we believe that our actions taken to date, future cash provided by operating activities, availability under our debt facilities underlying the loan portfolios with VPC and Park Cities Asset Management, LLC ("PCAM"), access to additional subordinated debt financing and possibly the capital markets, as well as certain potential measures within our control that could be put in place to maintain a sound financial position and liquidity will provide adequate resources to fund our operating and financing needs. On August 8, 2022, ESPV, EF SPV, and EC SPV entered into a credit agreement with Park Cities Asset Management, LLC for a $15 million term note. See Part II, Item 5 included in this report for more information.

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
We principally rely on our working capital and our credit facilities with VPC and PCAM to fund the loans we make to our customers. At June 30, 2022, we had contractual obligations for our operating leases and long-term debt totaling $1.8 million for the remainder of 2022 and an additional $484 million in total due in the next two years. We are committed to pay approximately $20 million in the second half of 2022 as a result of the Think Finance litigation settlement, as described further in Note 11 - Commitments, Contingencies and Guarantees in the Notes to the Condensed Consolidated Financial Statements included in this report. If our loan growth or our credit losses exceeds our expectations or other unexpected liquidity needs arise, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
Stock Repurchase Program
At June 30, 2022, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $80 million of our common stock through July 31, 2024. During the first quarter of 2022 and as part of the settlement agreement related to the legacy litigation matters, we purchased 760.1 thousand common shares, roughly 2% of common shares outstanding at the beginning of the quarter, for a total of $2.0 million under our previously approved common stock repurchase program with $24.0 million available for further repurchases. As of June 30, 2022, we had repurchased approximately 36% of all common shares issued and outstanding since August 2019 under this common stock repurchase program.
The amended stock repurchase program provides that up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase program does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. Any repurchased shares will be available for use in connection with equity plans and for other corporate purposes. We will continue to evaluate future purchases under the share repurchase plan as we continue to review our liquidity position to ensure that we have adequate cash balances to fund the expected loan portfolio growth and other cash requirements.
Cash and cash equivalents, restricted cash, loans receivable at fair value or net of allowance, and cash flows
The following table summarizes our cash and cash equivalents, restricted cash, loans receivable at fair value, loans receivable, net and cash flows for the periods indicated:

	As of and for the six months ended June 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$73,960	$105,782
Restricted cash	5,036	3,862
Loans receivable at fair value	608,950	—
Loans receivable, net	—	378,142
Cash provided by (used in):
Operating activities	86,228	66,687
Investing activities	(102,229)	(51,344)
Financing activities	4,145	(106,817)
Our cash and cash equivalents at June 30, 2022 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities

We generated $86.2 million in cash from our operating activities for the six months ended June 30, 2022. This was up approximately $19.5 million from the $66.7 million of cash provided by operating activities during the six months ended June 30, 2021 due to an increase in revenue realized for the six months ended June 30, 2022 resulting from an increased average loan portfolio as compared to the prior year.
Net cash used in investing activities
For the six months ended June 30, 2022 and 2021, cash used in investing activities was $102.2 million and $51.3 million, respectively. The increase was primarily due to an increase in net loans issued to customers, an increase in principal charge-offs, an investment in an unconsolidated affiliate, and increased purchases of property and equipment. The following table summarizes cash used in investing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash used in investing activities
Loans issued to consumers, less repayments	$(83,962)	$(42,905)
Participation premium paid	(2,700)	(2,126)
Purchases of property and equipment	(11,567)	(7,563)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
	$(102,229)	$(51,344)
Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the six months ended June 30, 2022 and 2021, cash provided by (used in) financing activities was $4.1 million and $(106.8) million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$35,500	$25,000
Payments on Notes payable	(25,000)	(112,550)
Debt issuance costs paid	(255)	—
Principal payments on insurance premium financing	(329)	—
Common stock repurchased	(5,328)	(18,767)
Proceeds from stock option exercises	384	480
Taxes paid related to net share settlement	(827)	(980)
	$4,145	$(106,817)
The change in cash provided by (used in) financing activities for the six months ended June 30, 2022 versus the comparable period of 2021 was primarily due to a decrease in paydowns on our debt facilities, an increase in draws on our debt facilities, and a decrease in common stock repurchases.
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

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities(1)	$86,228	$66,687
Adjustments:
Net charge-offs – combined principal loans	(110,135)	(41,745)
Capital expenditures	(11,567)	(7,563)
FCF(2)	$(35,474)	$17,379
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.
(2)FCF includes $17.2 million in cash payments associated with legal settlements for the six months ended June 30, 2022.
Our FCF was $(35.5) million for the six months ended June 30, 2022 compared to $17.4 million for the comparable prior year period. While our net cash provided by operating activities increased by $19.5 million, this was offset by an increase of $68.4 million in net charge-offs - combined principal loans and a $4.0 million increase in capital expenditures.
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
See Note 5 - Notes Payable, Net in the Notes to the Condensed Consolidated Financial Statements included in this report for further information. See also Part II, Item 5 included in this report for information regarding the recent credit agreement with Park Cities.
The outstanding balances of notes payable as of June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	192,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	130,300	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	50,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	40,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
Total	$517,500	$507,000
The following table presents the future debt maturities as of June 30, 2022:

Year (dollars in thousands)	June 30, 2022
Remainder of 2022	$—
2023	—
2024	477,500
2025	40,000
2026	—
Thereafter	—
Total	$517,500

Other Commitments
We are a party to other contractual obligations involving commitments to make payments to third parties. These obligations may impact our short-term or long-term liquidity and capital resource needs. Our primary contractual obligations include our operating leases, loss contingencies for legal matters (including the approximately $20 million remaining payable pursuant to the Think Finance litigation settlement), and various compensation and benefit plans. See Note 7 - Leases, Note 8 - Share-based Compensation and Note 11 - Commitments, Contingencies in the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our leases, loss contingencies and compensation plans, respectively.
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
RECENT REGULATORY DEVELOPMENTS
Set forth below are regulatory developments since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2022. See that report and our Annual Report on Form 10-K for additional information about prior regulatory developments that are currently impacting us or may impact us in the future.
Federal Regulations:
On August 31, 2021, the U.S. District Court for the Western District of Texas issued an order in Community Financial Services Association of America, LTD. v. Consumer Financial Protection Bureau, granting the Bureau's motion for summary judgment and staying the date for complying with the Consumer Financial Protection Bureau's ("CFPB") Rulemaking on Payday, Vehicle Title, and High-Cost Installment Loans for 286 days until June 13, 2022. On October 1, 2021, the trade groups appealed the Texas federal district court’s final judgment and argued that the compliance date should be 286 days after their appeal to the Fifth Circuit is resolved. On October 14, 2021, the Fifth Circuit Court of Appeals agreed to an extension of the compliance date until after resolution of the appeal. Oral arguments will be held May 9, 2022. Regardless of outcome of the appeal, it is anticipated that the rule will increase costs and create challenges in the Company's collection activities.
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
State Privacy Laws: The California Consumer Privacy Act went into effect January 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ("CPRA") ballot initiative passed in November 2020, and the California Privacy Protection Agency ("CPPA") released its draft regulations for the CPRA on May 27, 2022, in advance of the CPPA's June 8, 2022 meeting. The CPRA will go into effect January 1, 2023. Finalization of the regulations before the July 1, 2022 deadline is unlikely according to the CPPA, and whether this delay will impact the CPRA's enforcement date remains to be seen.
BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
There have been no material changes from the Basis of Presentation and Critical Accounting Policies described in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as follows:
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
Allowance and liability for estimated losses on consumer loans (Prior to January 1, 2022)
We previously had adopted Financial Accounting Standards Board (“FASB”) guidance for disclosures about the credit quality of financing receivables and the allowance for loan losses (“allowance”). We maintained an allowance for loan losses for loans and interest receivable for loans not classified as TDRs at a level estimated to be adequate to absorb credit losses inherent in the outstanding loans receivable. We primarily utilized historical loss rates by product, stratified by delinquency ranges, to determine the allowance, but we also considered recent collection and delinquency trends, as well as macroeconomic conditions that may affect portfolio losses. Additionally, due to the uncertainty of economic conditions and cash flow resources of our customers, the estimate of the allowance for loan losses was subject to change in the near term and could have significantly impact the condensed consolidated financial statements. If a loan was deemed to be uncollectible before it was fully reserved, it was charged-off at that time. For loans classified as TDRs, impairment was typically measured based on the present value of the expected future cash flows discounted at the original effective interest rate. We have elected to adopt the Current Expected Credit Losses ("CECL") model as of January 1, 2022, which requires a broader range of reasonable and supportable information to inform credit loss estimates. See "- Recently Issued Accounting Pronouncements And JOBS Act Election" for more information.
We classify loans as either current or past due. An installment loan or line of credit customer in good standing may request a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. Credit card customers have a 25-day grace period for each payment. Installment loans and lines of credit are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. Credit cards are considered past due if the grace period has passed and the scheduled payment has not been made. Increases in the allowance were created by recording a Provision for loan losses in the Condensed Consolidated Statements of Operations. Installment loans and lines of credit are charged off, which reduced the allowance, when they are over 60 days past due or earlier if deemed uncollectible. Credit cards are charged off, which reduced the allowance, when they are over 120 days past due or earlier if deemed uncollectible. Recoveries on losses previously charged to the allowance were credited to the allowance when collected.
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
Interest rate sensitivity
Our cash and cash equivalents as of June 30, 2022 consisted of demand deposit accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of interest rates. Given the currently low deposit interest rates, we generate only a de minimis amount of interest income from these deposits.
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
Any increase in the base interest rate on future borrowings will result in an increase in our net interest expense. The outstanding balance of our VPC Facility at both June 30, 2022 and December 31, 2021 was $84.6 million. The outstanding balance of our ESPV Facility was $192.1 million at both June 30, 2022 and December 31, 2021. The outstanding balance of our EF SPV Facility was $130.3 million at June 30, 2022 and the balance at December 31, 2021 was $137.8 million. The outstanding balance of our EC SPV Facility was $50.5 million and $55.5 million at June 30, 2022 and December 31, 2021, respectively. The outstanding balance of our TSPV Facility was $40 million and $37 million at June 30, 2022 and December 31, 2021, respectively. The Pine Hill Facility had an outstanding balance of $20 million at June 30, 2022. Excluding the impact of the existing rate locks and based on the average outstanding indebtedness through the six months ended June 30, 2022, a 1% (100 basis points) increase in interest rates could have increased our interest expense by approximately $2.6 million for the period.

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
Item 1A. Risk Factors

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
During the six months ended June 30, 2022, we repurchased $5.3 million of common shares under our outstanding stock repurchase program authorized by our Board of Directors. The stock repurchase program, as amended, provides for the repurchase of up to $80 million of our common stock through July 31, 2024 and up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for fulfillment of certain employee stock equity programs.
The following table provides information about our common stock repurchases during the quarter ended June 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
April 1, 2022 to April 30, 2022	36,309	$3.07	—	$25,972,942
May 1, 2022 to May 31, 2022	439,977	$2.54	409,440	$24,927,612
June 1, 2022 to June 30, 2022	350,689	$2.72	350,689	$23,973,632
Total	826,975	$2.64	760,129
(1)During the quarter ended June 30, 2022, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 66,846 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended June 30, 2022.
(2)Includes fees and commissions associated with the shares repurchased.

Item 5. Other Information
On August 8, 2022, ESPV, EF SPV and EC SPV (the “Borrowers”), individually and collectively, entered into a credit agreement (the “Park Cities Credit Agreement”) with Park Cities Asset Management, LLC for a $15.0 million Term Note (the “Term Note”) which matures on March 31, 2024, at a base rate (defined as the greater of the Daily Simple Secured Overnight Financing Rate ("SOFR") or 1.5%) plus 13.25% per annum, with a maximum annual interest rate of 16.0%. A funding of $15.0 million on this agreement was made on August 8, 2022.
The Borrowers’ obligations under the Park Cities Credit Agreement and Term Note are secured by all of the Borrowers’ assets and are subordinated to the outstanding ESPV Term Note, EF SPV Term Note and EC SPV Term Note. The Park Cities Credit Agreement contains customary representations and warranties, covenants, and events of default. The covenants include minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios.
The above description of the Park Cities Credit Agreement is qualified in its entirety by reference to the full text of the Park Cities Credit Agreement, a copy of which will be filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2022.

Item 6. Exhibits

Exhibit number	Description
10.1#
Second Amendment to Fifth Amended and Restated Financing Agreement, dated January 17, 2022, by and among Rise SPV, LLC as borrower, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as administrative agent and collateral agent

10.2#
Third Amendment to Financing Agreement, dated January 17, 2022, by and among EF SPV, LTD. as borrower, the guarantors party thereto, the lenders park thereto and Victory Park Management, LLC as administrative agent and collateral agent

10.3#
First Amendment to Financing Agreement, dated January 17, 2022, by and among EC SPV, Ltd. as the borrower, the guarantors party thereto, the lenders party thereto and Victory Park Management, LLC as agent

10.4#
First Amendment of Financing Agreement, dated February 15, 2022, effective January 1, 2022, by and among Today SPV, LLC; Today Card, LLC; the Other Credit Parties; PCAM Credit XV, LLC; and Park Cities Asset Management, LLC

10.5+	Employment, Confidentiality and Non-Compete Agreement, dated May 4, 2022, by and between Steve Trussell and Elevate Credit Service, LLC
10.6	Third Amendment to Lease Agreement, dated May 19, 2022, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC
10.7	Omnibus Amendment, dated July 20, 2022, by and among the Borrowers party hereto, the Guarantors party hereto, and the Agents
10.8	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
+	Indicates a management contract or compensatory plan.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	August 9, 2022	By:	/s/ Jason Harvison
Jason Harvison
President & Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Steven A. Trussell
Steven A. Trussell
Chief Financial Officer (Principal Financial Officer)