Form 10-Q
period 2022-09-30
Elevate Credit, Inc.
filed 2022-11-09
CIK 1651094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2022
Common Shares, $0.0004 par value	31,246,534

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
•the current macroeconomic conditions, including high inflation and the resulting impact on our borrowers to repay their loans;
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
•the outcome or timing of our strategic review to maximize shareholder value;
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
•our ability to attract and retain necessary qualified directors, officers and employees;
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

Elevate Credit, Inc. and Subsidiaries
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents*	$72,599	$84,978
Restricted cash*	3,852	5,874
Loans receivable at fair value*	621,312	—
Loans receivable, net of allowance for loan losses of $71,204*	—	511,157
Prepaid expenses and other assets*	12,647	12,745
Operating lease right of use assets	10,933	5,718
Receivable from payment processors*	17,038	15,870
Deferred tax assets, net	—	34,229
Investment in unconsolidated affiliate	4,763	—
Property and equipment, net	39,064	33,104
Goodwill, net	6,776	6,776
Intangible assets, net	231	231
Total assets	$789,215	$710,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities (See Note 13)*	$38,381	$82,513
Operating lease liabilities	16,217	9,171
Other taxes payable	410	304
Deferred revenue*	4,480	4,446
Notes payable, net (See Note 6)*	560,569	505,277
Total liabilities	620,057	601,711
COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0004 par value; 24,500,000 authorized shares; none issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock; $0.0004 par value; 300,000,000 authorized shares; 44,960,438 and 44,960,438 issued; 31,218,030 and 31,810,759 outstanding, respectively	19	19
Additional paid-in capital	210,038	205,860
Treasury stock; at cost; 13,742,408 and 13,149,679 shares of common stock, respectively	(44,901)	(41,746)
Retained earnings (Accumulated deficit)	4,002	(55,162)
Total stockholders’ equity	169,158	108,971
Total liabilities and stockholders’ equity	$789,215	$710,682

* These balances include certain assets and liabilities of variable interest entities (“VIEs”) that can only be used to settle the liabilities of that respective VIE. All assets of the Company are pledged as security for the Company’s outstanding debt, including debt held by the VIEs. For further information regarding the assets and liabilities included in the Company's consolidated accounts, see Note 5—Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenues	$125,617	$112,835	$367,467	$287,108
Cost of sales:
Change in fair value of loans receivable	72,311	—	217,926	—
Provision for loan losses	—	54,903	—	103,098
Direct marketing costs	6,478	15,406	20,532	30,353
Other cost of sales	2,968	4,766	9,013	9,718
Total cost of sales	81,757	75,075	247,471	143,169
Gross profit	43,860	37,760	119,996	143,939
Operating expenses:
Compensation and benefits	15,935	20,445	56,585	58,038
Professional services (See Note 13)	6,859	8,423	20,251	24,161
Selling and marketing	896	1,277	2,825	2,520
Occupancy and equipment	5,868	5,521	17,927	15,766
Depreciation and amortization	4,520	4,544	13,001	14,339
Other	942	656	2,577	2,242
Total operating expenses	35,020	40,866	113,166	117,066
Operating income (loss)	8,840	(3,106)	6,830	26,873
Other expense:
Net interest expense (See Note 13)	(13,655)	(9,544)	(37,951)	(26,897)
Equity method investment loss	(358)	—	(1,070)	—
Non-operating income (loss)	—	(198)	1,747	519
Total other expense	(14,013)	(9,742)	(37,274)	(26,378)
Income (loss) before taxes	(5,173)	(12,848)	(30,444)	495
Income tax expense (benefit)	9,861	(1,843)	5,058	1,829
Net loss	$(15,034)	$(11,005)	$(35,502)	$(1,334)

Basic loss per share	$(0.48)	$(0.33)	$(1.14)	$(0.04)
Diluted loss per share	$(0.48)	$(0.33)	$(1.14)	$(0.04)

Basic weighted average shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624
Diluted weighted average shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended September 30, 2022 and 2021

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Retained earnings / Accumulated deficit	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	—	—	37,954,138	$18	$200,433	7,006,300	$(16,492)	$(20,101)	$163,858
Share-based compensation -US	—	—	—	—	1,602	—	—	—	1,602
Treasury stock acquired	—	—	(2,480,741)	—	—	2,480,741	(10,813)	—	(10,813)
Treasury stock reissued for RSUs vesting	—	—	169,091	—	(417)	(169,091)	621	(621)	(417)
Treasury stock reissued for Stock Option Exercise	—	—	12,500	—	—	(12,500)	73	(46)	27
Net income	—	—	—	—	—	—	—	12,716	12,716
Balances at March 31, 2021	—	—	35,654,988	$18	$201,618	9,305,450	$(26,611)	$(8,052)	$166,973
Share-based compensation -US	—	—	—	—	1,787	—	—	—	1,787
Treasury stock acquired	—	—	(2,339,085)	—	—	2,339,085	(7,954)	—	(7,954)
Treasury stock reissued for RSUs vesting	—	—	532,365	—	(562)	(532,365)	687	(687)	(562)
Treasury stock reissued for ESPP purchases	—	—	149,613	—	207	(149,613)	246	—	453
Net loss	—	—	—	—	—	—	—	(3,045)	(3,045)
Balances at June 30, 2021	—	—	33,997,881	$18	$203,050	10,962,557	$(33,632)	$(11,784)	$157,652
Share-based compensation -US	—	—	—	—	1,559	—	—	—	1,559
Treasury stock acquired	—	—	(1,566,474)	—	—	1,566,474	(5,686)	—	(5,686)
Treasury stock reissued for RSUs vesting	—	—	117,030	—	(412)	(117,030)	222	(14)	(204)
Net loss	—	—	—	—	—	—	—	(11,005)	(11,005)
Balances at September 30, 2021	—	—	32,548,437	$18	$204,197	12,412,001	$(39,096)	$(22,803)	$142,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

(Dollars in thousands except share amounts)	Preferred Stock		Common Stock		Additional paid-in capital	Treasury Stock		Retained earnings / Accumulated deficit	Total
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	—	—	31,810,759	$19	$205,860	13,149,679	$(41,746)	$(55,162)	$108,971
Share-based compensation -US	—	—	—	—	1,658	—	—	—	1,658
Treasury stock acquired	—	—	(972,476)	—	—	972,476	(3,661)	—	(3,661)
Treasury stock reissued for RSUs vesting	—	—	410,800	—	(714)	(410,800)	813	(744)	(645)
Cumulative effect of change in accounting, net of deferred income tax expense of $29.8 million	—	—	—	—	—	—	—	98,603	98,603
Net loss	—	—	—	—	—	—	—	(13,923)	(13,923)
Balances at March 31, 2022	—	—	31,249,083	$19	$206,804	13,711,355	$(44,594)	$28,774	$191,003
Share-based compensation -US	—	—	—	—	2,280	—	—	—	2,280
Treasury stock acquired	—	—	(760,129)	—	—	760,129	(2,000)	—	(2,000)
Treasury stock reissued for RSUs vesting	—	—	366,884	—	(183)	(366,884)	781	(780)	(182)
Treasury stock reissued for ESPP purchases	—	—	190,945	—	—	(190,945)	514	(130)	384
Net loss	—	—	—	—	—	—	—	(6,545)	(6,545)
Balances at June 30, 2022	—	—	31,046,783	$19	$208,901	13,913,655	$(45,299)	$21,319	$184,940
Share-based compensation -US	—	—	—	—	1,238	—	—	—	1,238
Treasury stock reissued for RSUs vesting	—	—	171,247	—	(101)	(171,247)	398	(398)	(101)
Current period adjustment to cumulative effects of change in accounting, net of deferred income tax benefit of $0.6 million	—	—	—	—	—	—	—	(1,885)	(1,885)
Net loss	—	—	—	—	—	—	—	(15,034)	(15,034)
Balances at September 30, 2022	—	—	31,218,030	$19	$210,038	13,742,408	$(44,901)	$4,002	$169,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,502)	$(1,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,001	14,339
Change in fair value of loans receivable	217,926	—
Provision for loan losses	—	103,098
Share-based compensation	5,176	4,948
Amortization of debt issuance costs	703	540
Amortization of loan premium	4,454	3,283
Loss from equity method investment	1,070	—
Amortization of operating leases	(678)	(590)
Deferred income tax expense, net	5,012	1,343
Non-operating gain	(1,747)	(519)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,902	(3,282)
Income taxes payable	106	382
Receivables from payment processors	(1,168)	(2,118)
Receivables from CSO lenders	—	1,255
Interest receivable	(47,756)	(22,982)
Deferred revenue	34	(176)
Accounts payable and accrued liabilities	(45,008)	13,379
Net cash provided by operating activities	117,525	111,566
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable originated or participations purchased	(699,484)	(656,404)
Principal collections and recoveries on loans receivable	544,858	471,615
Participation premium paid	(4,328)	(4,020)
Purchases of property and equipment	(16,371)	(11,903)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
Net cash used in investing activities	(179,325)	(199,462)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	$80,000	$109,500
Payments of notes payable	(25,000)	(112,550)
Debt issuance costs paid	(412)	(75)
Principal payments on insurance premium financing	(1,317)	—
ESPP shares issued	384	453
Common stock repurchased	(5,328)	(24,453)
Proceeds from stock option exercises	—	27
Taxes paid related to net share settlement of equity awards	(928)	(1,183)
Net cash provided by (used in) financing activities	47,399	(28,281)
Net decrease in cash, cash equivalents and restricted cash	(14,401)	(116,177)

Cash and cash equivalents, beginning of period	84,978	197,983
Restricted cash, beginning of period	5,874	3,135
Cash, cash equivalents and restricted cash, beginning of period	90,852	201,118

Cash and cash equivalents, end of period	72,599	79,979
Restricted cash, end of period	3,852	4,962
Cash, cash equivalents and restricted cash, end of period	$76,451	$84,941

Supplemental cash flow information:
Interest paid	$36,639	$26,939
Taxes paid	$388	$148

Non-cash activities:
CSO fees charged-off included in Deferred revenues and Loans receivable	$—	$38
CSO fees on loans paid-off prior to maturity included in Receivable from CSO lenders and Deferred revenue	$—	$6
Increase in Prepaid expenses and other assets and Accounts payable and accrued liabilities related to insurance premium financing agreement	$2,305	$—
Reissuances of Treasury stock	$1,992	$1,530
Impact on retained earnings of adoption of ASU 2016-13	$96,718	$—
Leasehold improvements allowance included in Property and equipment, net	$2,589	$—
Operating lease right of use assets recognized	$6,994	$—
Operating lease liabilities recognized	$9,583	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING CHANGES
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine month periods ended September 30, 2022 and 2021 include the accounts of the Company, its wholly owned subsidiaries and variable interest entities ("VIEs") where the Company is the primary beneficiary. All significant intercompany transactions and accounts have been eliminated.
The unaudited condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the US (“US GAAP”) for interim financial information and Article 10 of Regulation S-X and conform, as applicable, to general practices within the finance company industry, assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See Note 2—Going Concern for more information.
The principles for interim financial information do not require the inclusion of all the information and footnotes required by US GAAP for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2022. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The Company's business is seasonal in nature so the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
Correction of Immaterial Error
In accordance with the transition guidance related to ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), on January 1, 2022, the Company released the allowance for loan losses and measured the combined loans receivable at fair value at adoption. The cumulative-effect adjustment, net of tax, was recognized collectively as a net increase of $98.6 million to opening Retained earnings. During the quarter ended September 30, 2022, the Company identified that the initial adjustment on January 1, 2022 was overstated by $1.9 million related to the loan premiums associated with certain loans within the loan portfolio and made a correction resulting in a net cumulative-effect adjustment to retained earnings of $96.7 million. The Company concluded the error was immaterial to the Condensed Consolidated Financial Statements and did not result in reclassification of previously stated results.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

As the impacts of the COVID-19 pandemic and the subsequent substantial inflation pressures in the current macroeconomic environment continue to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company's future financial statements could be affected.
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
Installment Loans, Lines of Credit and Credit Cards
Effective January 1, 2022, the Company utilizes the fair value option on its entire loans receivable portfolio. As such, loans receivable, including receivables for finance charges, fees and interest, are reported as Loans receivable at fair value on the Condensed Consolidated Balance Sheet at September 30, 2022. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

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
The Company offers Rise installment products directly to customers. Elastic lines of credit, Rise bank-originated installment loans and Today credit card receivables represent participation interests acquired from third-party lenders through a wholly owned subsidiary or by a VIE. Based on agreements with the third-party lenders, the VIEs pay a loan premium on the participation interests purchased. The loan premium is amortized over the expected life of the outstanding loan amount. See Note 5—Variable Interest Entities for more information regarding these participation interests in Rise and Elastic receivables.
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
For the three and nine months ended September 30, 2022 and 2021

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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Property and equipment, gross	$152,070	$133,109
Accumulated depreciation and amortization	(113,006)	(100,005)
Property and equipment, net	$39,064	$33,104
Cloud Computing Arrangements
In accordance with ASC Subtopic 350-40: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, the Company has established a control structure to identify cloud computing arrangements ("CCA") for appropriate accounting treatment similar to its procedures for right of use assets. Implementation costs for CCAs that are hosted by third-party vendors are capitalized when incurred during the application development phase. Capitalized amounts related to such arrangements are included in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful life of 3 years. For the three months ended September 30, 2022 and 2021, the Company recognized $413 thousand and $216 thousand in amortization expense, respectively, within Occupancy and equipment within the Condensed Consolidated Statements of Operations, and $1.0 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

(Dollars in thousands)	September 30, 2022	December 31, 2021
CCA implementation costs	$5,278	$3,557
Less: accumulated amortization	(1,602)	(572)
Net book value	$3,676	$2,985
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill— Subsequent Measurement, the Company performs a quantitative approach method impairment review of goodwill and intangible assets with an indefinite life annually at October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its annual test as of October 1, 2021 and determined that there was no evidence of impairment of goodwill or indefinite lived intangible assets. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) remaining on the Condensed Consolidated Balance Sheets as of September 30, 2022.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

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
Insurance Premium Financing
On May 1, 2022, the Company executed an insurance premium financing agreement of $2.3 million with a premium finance company in order to finance certain of its annual insurance premiums. Beginning on June 1, 2022, the financing agreement is payable in seven monthly installments of principal and interest of approximately $0.3 million and will be paid in full by December 31, 2022. The agreement bears interest at 5.55%. As of September 30, 2022, the balance of the insurance premium financing was $1.0 million and is included in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.
Equity Method Investment
In January 2022, the Company collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Company contributed intellectual property as well as cash for its non-controlling interest, and records its interest in Swell under the equity method of accounting. As of September 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $4.8 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets. Losses of $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, are included in Equity method investment loss in the Condensed Consolidated Statements of Operations.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

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
For the three and nine months ended September 30, 2022 and 2021

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
The Company adopted ASU 2016-13 and all related amendments effective January 1, 2022 and elected the fair value option provided by the transition relief of ASU 2019-05 on all loans receivable. The Company believes that electing the fair value method of accounting for the loans receivable aligns more closely with its portfolio decision making and better reflects the value of the loans receivable portfolio. In accordance with the transition guidance, the Company released the allowance for estimated losses on loans receivable at that date and measured the loans receivable at fair value. These adjustments are recognized collectively, through a cumulative-effect adjustment to opening retained earnings of $98.6 million. During the quarter ended September 30, 2022, the Company identified that the initial adjustment on January 1, 2022 was overstated by $1.9 million related to the loan premiums associated with certain loans within the loan portfolio resulting in a net cumulative-effect adjustment to retained earnings of $96.7 million. As a result of the adoption of ASU 2016-13, the Company’s loans receivable are carried at fair value with changes in fair value recognized directly in earnings after the effective date of adoption.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Accounting Standards to be Adopted in Future Periods
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. In October 2022, the FASB Board voted to amend the sunset date of ASU 2020-04 to December 31, 2024. The Company is assessing the potential impact of electing all or portions of ASU 2020-04 on the Company's condensed consolidated financial statements and does not expect ASU 2020-04 to have a material impact to the financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). The primary purpose of ASU 2022-02, among other things, is to eliminate the accounting guidance for TDRs, to enhance the disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty, and to require disclosure of current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses (Topic 326): Measured at Amortized Cost. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption, as well as separate early adoption, is permitted if an entity has adopted ASU 2016-13. The Company is assessing the potential impact of adoption on the Company's condensed consolidated financial statements and does not expect ASU 2022-02 to have a material impact to the financial statements due to the fair value option election related to ASU 2016-13.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) ("ASU 2022-04"). The purpose of ASU 2022-04 is to provide greater transparency regarding supplier finance programs by establishing explicit disclosure requirements specific to these programs. Additional disclosures include supplier finance program activity during reporting periods, changes from period to period, and the potential magnitude of the program. All amendments within ASU 2022-04 excluding the amendment for rollforward information, are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendment regarding rollforward information, which requires the disclosure of the amount of obligations confirmed and the amount of obligations subsequently paid during the annual period, is effective for fiscal years beginning after December 31, 2023. Early adoption is permitted. The Company is assessing the potential impact of adoption on the Company's condensed consolidated financial statements and does not expect ASU 2022-04 to have a material impact to the financial statements.
NOTE 2—GOING CONCERN
The Company assesses its ability to continue as a going concern each reporting period for one year after the date the financial statements are issued. This assessment evaluates whether relevant conditions and events, in the aggregate, raise substantial doubt that the Company will meet future financial obligations as they become due within one year. In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40: Presentation of Financial Statements - Going Concern, the Company's initial evaluation does not consider potential mitigating effects of management's plans unless they have been fully implemented as of the date the financial statements are issued.
As a result of the substantial inflationary pressures of the current macroeconomic environment, the Company is experiencing higher charge-offs and limiting loan portfolio growth, with both resulting in lower cash collections. The Company was in compliance with the terms of its debt agreements, as amended, as of September 30, 2022, however, the reduced collections and higher macroeconomic environment related charge-offs may result in non-compliance with debt agreements in future periods. If such non-compliance is not waived by the Company's lenders, the Company is not able to obtain amendments or other relief, or the Company is otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities and/or events of default. Absent the actions below that management is in the midst of executing, or has already executed, management concluded that the uncertainty surrounding the Company's future non-compliance with its debt facilities, ability to negotiate some of its existing facilities, and maintain sufficient liquidity raises substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these financial statements.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Effective August 31, 2022, the Company has obtained amendments to its debt covenants to lower certain covenant thresholds through December 31, 2022. Furthermore, the Company obtained an additional $5.0 million in subordinated debt to improve liquidity. Management is actively engaging with lenders to review and address debt covenant compliance and liquidity position beyond December 31, 2022 as the Company forecasts the impacts of various scenarios associated with the current macroeconomic environment. The Company has implemented measures to assist customers with their payments and additional verification procedures on new and returning originating customers. The Company has also taken aggressive measures to reduce costs for the foreseeable future by reducing operating expenses beginning in the third quarter of 2022. In addition, management and the Board of Directors are conducting a strategic review process with the intention of maximizing shareholder value.
These steps have been taken, and others are under consideration, to help manage the Company's liquidity and preserve capital. Although management believes that the actions that have been implemented and the others that are planned will be sufficient to meet its liquidity needs for the 12 months from the issuance of these financial statements, substantial doubt about the Company’s ability to continue as a going concern exists as management cannot predict with certainty that these efforts will be successful or sufficient.
NOTE 3—EARNINGS PER SHARE
The Company calculates basic earnings (loss) per share ("EPS") by dividing net income (loss) by the weighted average number of common shares outstanding ("WASO") during each period. Also, basic EPS includes any fully vested stock and unit awards that have not yet been issued as common stock. There are no unissued fully vested stock and unit awards at September 30, 2022 and 2021.
The Company calculates diluted EPS by dividing net income (loss) by the WASO during each period plus any unvested stock option awards granted, vested unexercised stock options and unvested restricted stock units ("RSUs") using the treasury stock method but only to the extent that these instruments dilute earnings per share.
The computation of loss per share was as follows for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator (basic and diluted):
Net loss	$(15,034)	$(11,005)	$(35,502)	$(1,334)

Denominator (basic):
Basic weighted average number of shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624

Denominator (diluted):
Basic weighted average number of shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624
Effect of potentially dilutive securities:
Employee share plans (options, RSUs and ESPP)	—	—	—	—
Diluted weighted average number of shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624

Basic and diluted loss per share:
Basic loss per share	$(0.48)	$(0.33)	$(1.14)	$(0.04)

Diluted loss per share	$(0.48)	$(0.33)	$(1.14)	$(0.04)

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, the Company excluded the following potential common shares from its diluted loss per share calculation because including these shares would be anti-dilutive:
•837,406 and 859,024 common shares issuable upon exercise of the Company's stock options; and
•4,321,619 and 2,622,009 common shares issuable upon vesting of the Company's RSUs.
For the nine months ended September 30, 2022 and 2021, the Company excluded the following potential common shares from its diluted loss per share calculation because including these shares would be anti-dilutive:
•778,552 and 878,574 common shares issuable upon exercise of the Company's stock options; and
•4,176,542 and 2,862,857 common shares issuable upon vesting of the Company's RSUs.
NOTE 4—LOANS RECEIVABLE AND REVENUE
Revenues generated from the Company’s consumer loans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Finance charges	$72,419	$69,731	$214,916	$173,707
Lines of credit fees	51,653	41,743	148,070	110,103
CSO fees	—	6	—	607
Other	1,545	1,355	4,481	2,691
Total revenues	$125,617	$112,835	$367,467	$287,108
The Company's portfolio consists of installment loans, lines of credit and credit card receivables, which are considered the portfolio segments for all periods presented. The Rise product is installment loans, the Elastic product is a line of credit product and the Today Card is a credit card product, all offered in the US.
The following reflects the credit quality of the Company’s loans receivable as of September 30, 2022 and December 31, 2021 as delinquency status has been identified as the primary credit quality indicator. The Company classifies its loans as either current or past due. A customer in good standing may request up to a 16-day grace period when or before a payment becomes due and, if granted, the loan is considered current during the grace period. In response to the COVID-19 pandemic, the Company, along with the banks it supports, had also expanded existing payment flexibility programs to provide temporary payment relief to certain customers who meet the program’s qualifications. These programs allow for a deferral of payments for an initial period of 30 to 60 days, which the Company may extend for an additional 30 days, generally for a maximum of 180 days on a cumulative basis. A customer will return to the normal payment schedule after the end of the deferral period, with the extension of the maturity date equivalent to the deferral period, which is generally not to exceed an additional 180 days. Under the COVID-19 payment flexibility programs, customers that were 30 days past due or less as of March 1, 2020 or the date the customer requested the deferral are considered current. Customers more than 30 days past due as of March 1, 2020 or the date the customer requested the deferral are considered delinquent. The COVID-19-specific payment flexibility programs were no longer offered effective July 1, 2021, eliminating any new payment deferrals up to 180 days. The Company, along with the bank originators it supports, continues to offer other payment flexibility programs if certain qualifications are met. As of September 30, 2022, 2.9% of customers that had loan balances outstanding have been provided relief through a payment deferral program for a total of $16 million in loans with deferred payments.
Installment loans, lines of credit and credit cards not impacted by COVID are considered past due if a grace period has not been requested and a scheduled payment is not paid on its due date. All impaired loans that were not accounted for as a TDR as of September 30, 2022 and December 31, 2021 have been charged off.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Loans Receivable at Fair Value
On January 1, 2022, the Company elected the fair value option for the loans receivable portfolio under the transition relief provided under ASU 2019-05 in connection with its adoption of ASU 2016-13.

	September 30, 2022
(Dollars in thousands)	Rise	Elastic	Today	Total
Current loans	$266,185	$187,669	$44,639	$498,493
Past due loans	39,242	16,957	12,122	68,321
Total loans receivable	305,427	204,626	56,761	566,814
Net unamortized loan premium	405	1,813	—	2,218
Loans receivable, at book	$305,832	$206,439	$56,761	$569,032
Additionally, total loans receivable includes approximately $23.2 million of accrued interest and fees receivable at September 30, 2022.

September 30, 2022
(Dollars in thousands)	Total
Loans receivable - principal - accrual	$537,086
Loans receivable - principal - non-accrual	8,732
Total Loans receivable - principal	545,818

Loans receivable - principal, at fair value - accrual	589,569
Loans receivable - principal, at fair value - non-accrual	8,529
Loans receivable - principal, at fair value (excluding accrued interest and fees)	$598,098
Accrued interest and fees receivable	23,214
Loans receivable at fair value	$621,312
Difference between Loans receivable - principal and Loans receivable - principal, at fair value	$52,280
The changes in the fair value of Loans receivable at fair value during the three and nine months ended September 30, 2022 are as follows:

(Dollars in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance beginning of period	$608,950	$639,545
Adoption adjustment	(2,454)	(2,454)
Originations, including premium paid	250,322	703,702
Interest and fees, including premium amortization	126,573	366,775
Repayments	(289,768)	(868,330)
Charge-offs, net(1)	(73,607)	(215,476)
Net change in fair value(1)	1,296	(2,450)
Balance end of period	$621,312	$621,312
_________
(1)Included in Change in fair value of loans receivable in the Condensed Consolidated Statements of Operations

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

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
Total loans receivable includes approximately $12.3 million of loans in a non-accrual status at December 31, 2021.
The changes in the allowance for loan losses during the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$28,099	$10,372	$1,850	$40,321
Provision for loan losses	42,299	10,832	1,772	54,903
Charge-offs	(34,986)	(8,745)	(785)	(44,516)
Recoveries of prior charge-offs	4,776	682	43	5,501
Balance end of period	$40,188	$13,141	$2,880	$56,209

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Rise	Elastic	Today	Total
Balance beginning of period	$33,968	$13,201	$1,910	$49,079
Provision for loan losses	78,453	21,377	3,268	103,098
Charge-offs	(81,261)	(23,658)	(2,404)	(107,323)
Recoveries of prior charge-offs	9,028	2,221	106	11,355
Balance end of period	$40,188	$13,141	$2,880	$56,209

As of September 30, 2021, the CSO owned portfolio has been liquidated and no guarantee obligation associated with this portfolio exists.
Troubled Debt Restructurings
In certain circumstances, the Company modifies the terms of its finance receivables for borrowers experiencing financial difficulties. Modifications may include principal and/or interest forgiveness. A modification of finance receivable terms is considered a TDR if the Company grants a concession to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise have been considered. Management considers TDRs to include all installment and line of credit loans that were granted principal and interest forgiveness as a part of a loss mitigation strategy for Rise and Elastic, unless excluded by policy. Once a loan has been classified as a TDR, it is assessed for impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate considering all available evidence. As of September 30, 2022 and 2021, the Company's TDRs are immaterial to the loans receivable portfolio.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

NOTE 5—VARIABLE INTEREST ENTITIES
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
Once the third-party lender originates the loan, ESPV has the right, but not the obligation, to purchase a 90% interest in each Elastic line of credit. Victory Park Management, LLC (“VPC”) entered into an agreement (the "ESPV Facility") under which it loans ESPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 6—Notes Payable—ESPV Facility). The Company entered into a separate credit default protection agreement with ESPV whereby the Company agreed to provide credit protection to the investors in ESPV against Elastic loan losses in return for a credit premium. The Company does not hold a direct ownership interest in ESPV, however, as a result of the credit default protection agreement, ESPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Once the third-party lender originates the loan, EF SPV has the right, but not the obligation, to purchase a 96% interest in each Rise bank originated installment loan. VPC lends EF SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 6—Notes Payable—EF SPV Facility). The Company entered into a separate credit default protection agreement with EF SPV whereby the Company agreed to provide credit protection to the investors in EF SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EF SPV, however, as a result of the credit default protection agreement, EF SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
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
Once the third-party lender originates the loan, EC SPV has the right to purchase an interest in each Rise bank originated installment loan. The third-party lender retains 5% of the balances of all the loans originated and sells the remaining 95% participation to EC SPV. VPC will lend EC SPV all funds necessary up to a maximum borrowing amount to purchase such participation interests in exchange for a fixed return (see Note 6—Notes Payable—EC SPV Facility). The Company entered into a separate credit default protection agreement with EC SPV whereby the Company agreed to provide credit protection to the investors in EC SPV against Rise bank originated loan losses in return for a credit premium. The Company does not hold a direct ownership interest in EC SPV, however, as a result of the credit default protection agreement, EC SPV was determined to be a VIE and the Company qualifies as the primary beneficiary.
Summarized Financial Information
As the VIEs that are consolidated have similar economic characteristics, products and services, distribution methods, and regulatory environments, the Company has elected to aggregate their information. The following table summarizes the aggregated assets and liabilities of the VIEs that are included within the Company’s Condensed Consolidated Balance Sheets September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$44,952	$53,195
Restricted cash	1,000	1,000
Loans receivable at fair value	474,558	—
Loans receivable, net of allowance for loan losses of $53,100	—	366,932
Prepaid expenses and other assets	8	16
Receivable from payment processors ($659 and $562, respectively, eliminates upon consolidation)	14,500	13,076
Total assets	$535,018	$434,219
LIABILITIES
Accounts payable and accrued liabilities ($58,435 and $8,681, respectively, eliminates upon consolidation)	$67,665	$17,643
Deferred revenue	4,380	4,346
Reserve deposit liability ($49,500 and $28,100, respectively, eliminates upon consolidation)	49,500	28,100
Notes payable, net	413,473	384,130
Total liabilities	$535,018	$434,219

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

The following tables provides a summary of the aggregated operating results of the VIEs that are included within the Company’s Condensed Consolidated Statements of Operations at September 30, 2022 and 2021:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Revenues	$102,119	$88,233
Change in fair value of loans receivable	(54,286)	—
Loan loss provision	—	(43,847)
Other cost of sales ($33,992 and $32,701, respectively, eliminates upon consolidation(1))	(36,673)	(35,494)
Gross profit	11,160	8,892
Interest expense	(9,823)	(7,765)
Net income	$—	$—

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Revenues	$293,795	$214,629
Change in fair value of loans receivable	(162,321)	—
Loan loss provision	—	(77,822)
Other cost of sales ($92,140 and $106,893, respectively, eliminates upon consolidation(1))	(100,398)	(112,395)
Gross profit	31,076	24,412
Interest expense	(27,391)	(20,976)
Net income	$—	$—
_________
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
NOTE 6—NOTES PAYABLE, NET
The Company has four debt facilities with VPC, the Rise SPV, LLC credit facility (the "VPC Facility"), the ESPV Facility, the EF SPV Facility, and the EC SPV Facility. In October 2021, the Company entered into a debt facility (the "TSPV Facility") with Park Cities Asset Management, LLC ("PCAM"). In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill Term Note"). In August 2022, ESPV, EF SPV and EC SPV, individually and collectively, entered into a subordinated credit agreement with PCAM (the "PCAM Term Note"). The facilities had the following terms as of September 30, 2022.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

VPC Facility
The VPC facility has a maximum borrowing amount of $200 million (amended as of July 31, 2020) used to fund the Rise loan portfolio (“US Term Note”). Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. At September 30, 2022, the weighted average base rate on the outstanding balance was 2.40% and the overall interest rate was 9.40%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The VPC facility has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The US Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the VPC Facility. The VPC Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the VPC Facility as of September 30, 2022 and December 31, 2021.
ESPV Facility
The ESPV Facility has a maximum borrowing amount of $350 million used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date, the interest rate on the debt outstanding as of the amendment date was fixed at 15.48% (base rate of 2.73% plus 12.75%). Effective July 1, 2019, the interest rate on the debt outstanding as of the amendment date was set at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). At December 31, 2021 the weighted average base rate on the outstanding balance was 2.43% and the overall interest rate was 9.43%. At September 30, 2022, the weighted average base rate on the outstanding balance was 2.45% and the overall interest rate was 9.45%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The ESPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The ESPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and ESPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the ESPV Facility. The ESPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the ESPV Facility as of September 30, 2022 and December 31, 2021.
EF SPV Facility
The EF SPV Facility has a maximum borrowing amount of $250 million (amended as of July 31, 2020) used to purchase loan participations from a third-party lender. Upon the February 1, 2019 amendment date the interest rate on the debt outstanding as of the amendment date was fixed through the January 1, 2024 maturity date at 10.23% (base rate of 2.73% plus 7.5%, which was reduced to 7.25% and 7.00% on January 1, 2020 and 2021, respectively, as part of the amendment). The weighted average base rate on the outstanding balance at December 31, 2021 was 1.84% and the overall interest rate was 8.84%. The weighted average base rate on the outstanding balance at September 30, 2022 was 2.01% and the overall interest rate was 9.01%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EF SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

The EF SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EF SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EF SPV Facility. The EF SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EF SPV Facility as of September 30, 2022 and December 31, 2021.
EC SPV Facility
The EC SPV Facility has a maximum borrowing amount of $100 million used to purchase loan participations from a third-party lender. The weighted average base rate on the outstanding balance at December 31, 2021 was 2.09% and the overall interest rate was 9.09%. The weighted average base rate on the outstanding balance at September 30, 2022 was 2.32% and the overall interest rate was 9.32%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the greater of 3-month LIBOR, the five-year LIBOR swap rate or 1%) plus 7.0% at the borrowing date. The EC SPV Term Note has a revolving feature providing the option to pay down up to 20% of the outstanding balance once per year during the first quarter. Amounts paid down may be drawn again at a later date prior to maturity.
The EC SPV Term Note matures on January 1, 2024. There are no principal payments due or scheduled until the maturity date. All assets of the Company and EC SPV, excluding the assets of the Company that are pledged to collateralize the TSPV facility, are pledged as collateral to secure the EC SPV Facility. The EC SPV Facility contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the EC SPV Facility as of September 30, 2022 and December 31, 2021.
TSPV Facility
On October 12, 2021, a debt facility agreement, the TSPV Facility, was entered into among Today SPV, LLC ("TSPV"), Today Card, LLC ("TC LLC"), both wholly-owned subsidiaries of the Company, and PCAM. The TSPV Facility has a maximum commitment amount of $50 million, which may be increased up to $100 million used to purchase participations in credit card receivable balances from a third-party lender. The base rate on the outstanding balance at December 31, 2021 was 3.25% and the overall rate was 6.85%. The base rate on the outstanding balance at September 30, 2022 was 5.50% and the overall interest rate was 9.10%. All future borrowings under this facility will bear an interest rate at a base rate (defined as the Wall Street Journal Prime Rate with a 3.25% floor) plus 3.60% at the borrowing date.
The TSPV Term Note matures on October 12, 2025. There are no principal payments due or scheduled until the maturity date. All assets of TC LLC and its subsidiaries are pledged as collateral to secure the TSPV Facility. The TSPV Facility includes certain financial covenants for the product portfolio underlying the facility, including risk adjusted yield requirements, minimum cash level requirements, maximum default rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the TSPV Facility as of September 30, 2022 and December 31, 2021.
Pine Hill Term Note
In January 2022, the Company entered into a subordinated credit agreement with Pine Hill Finance, LLC ("Pine Hill") for a $20 million Term Note to supplement its working capital at a base rate (defined as the daily Secured Overnight Financing Rate ("SOFR") rate with a floor of 1%) plus 13.25% per annum. At September 30, 2022, the base rate on the outstanding balance was 2.98% and the overall rate was 16.23%.
The Term Note matures on March 1, 2024. There are no principal payments due or scheduled until the maturity date. The Pine Hill Facility contains certain covenants for the Company, which are consistent with the covenants within the VPC Facility, such as minimum cash requirements and minimum book value of equity requirement. The Company was in compliance with all covenants related to the Pine Hill Facility at September 30, 2022.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

PCAM Term Note
On August 8, 2022, ESPV, EF SPV and EC SPV, individually and collectively, entered into a subordinated credit agreement with PCAM for a $15 million Term Note to supplement the Company's working capital at a base rate (defined as the greater of SOFR) or 1.5%) plus 13.25% per annum, with a maximum interest rate of 16.00%. At September 30, 2022, the base rate on the outstanding balance was 2.98% and the overall rate was 16.00%.
The Term Note matures on March 31, 2024. There are no principal payments due or scheduled until the maturity date. The PCAM Term Note contains certain covenants for the Company such as minimum cash requirements and a minimum book value of equity requirement. There are also certain covenants for the product portfolio underlying the facility, including, among other things, excess spread requirements, maximum roll rate and charge-off rate levels, and maximum loan-to-value ratios. The Company was in compliance with all covenants related to the PCAM Term Note at September 30, 2022.
Debt Facilities:
The outstanding balances of Notes payable, net of debt issuance costs, are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	197,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	146,800	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	55,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	43,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
PCAM Term Note bearing interest at the base rate + 13.25%	15,000	—
Debt issuance costs	(1,431)	(1,723)
Total	$560,569	$505,277

The change in the facility balances includes the following:
•ESPV Term Note - Draw of $5 million in the third quarter of 2022;
•EF SPV Term Note - Paydown of $15 million in the first quarter of 2022, a draw of $7.5 million in the second quarter of 2022, and a draw of $16.5 million in the third quarter of 2022;
•EC SPV Term Note - Paydown of $10 million in the first quarter of 2022, a draw of $5 million in the second quarter of 2022, and a draw of $5 million in the third quarter of 2022;
•TSPV Term Note - Draw of $3 million in the first quarter of 2022 and a draw of $3 million in the third quarter of 2022;
•Pine Hill Term Note - Funding of $20 million in the first quarter of 2022;
•PCAM Term Note - Funding of $15 million in the third quarter of 2022;
The Company has evaluated the interest rates for its debt and believes they represent market rates based on the Company’s size, industry, operations and recent amendments. As a result, the carrying value for the debt approximates the fair value.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Future debt maturities as of September 30, 2022 are as follows:

Year (dollars in thousands)	September 30, 2022
Remainder of 2022	$—
2023	—
2024	519,000
2025	43,000
2026	—
Thereafter	—
Total	$562,000
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess purchase price over the estimated fair market value of the net assets acquired by the predecessor parent company, Think Finance, Inc. (“Think Finance”) related to the Elastic reporting unit. The Company performs an impairment review of goodwill and intangible assets with an indefinite life annually at October 1. The annual test was completed as of October 1, 2021 and the Company determined that there was no evidence of impairment of goodwill or indefinite life intangible assets. As a result of the substantial inflationary pressures of the current macroeconomic environment, the Company is experiencing higher charge-offs and limiting loan portfolio growth, with both resulting in lower cash collections. The Company concluded a triggering event had occurred in the third quarter of 2022 and, accordingly, performed a quantitative assessment on the goodwill balances of the Elastic reporting unit. There was no impairment identified during the quantitative assessment. The Company has $6.8 million of goodwill (all related to the Elastic reporting unit) on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. Of the total goodwill balance, approximately $229 thousand is deductible for tax purposes.
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
The carrying value of acquired intangible assets as of September 30, 2022 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(2,461)	—
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	231	—	231
Total	$3,029	$(2,798)	$231

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

The carrying value of acquired intangible assets as of December 31, 2021 is presented in the table below:

(Dollars in thousands)	Cost	Accumulated Amortization	Net
Assets subject to amortization:
Acquired technology	$211	$(211)	$—
Non-compete	2,461	(2,461)	—
Customers	126	(126)	—
Assets not subject to amortization:
Domain names	231	—	231
Total	$3,029	$(2,798)	$231
With a board member's decision to not run for reelection to the Company's Board of Directors in March 2021, the remaining non-compete agreements expired and the Company accelerated the amortization of the assets to coincide with his announcement. Beginning in March 31, 2021, there were no intangible assets subject to amortization with any remaining life. Total amortization expense recognized for the nine months ended September 30, 2021 was approximately $602 thousand.
Additionally, in January 2021, the Company sold a domain name that was held for a gain of $949 thousand, included in Non-operating income in the Condensed Consolidated Statements of Operations.
NOTE 8—LEASES
The Company has non-cancelable operating leases for facility space and equipment with varying terms. All of the leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms of approximately two to eight years, and some may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of September 30, 2022 and December 31, 2021, net assets recorded under operating leases totaled $10.9 million and $5.7 million, respectively, and net lease liabilities totaled $16.2 million and $9.2 million, respectively.
The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available.
The Company entered into two sublease contracts with independent third-parties for facility space related to right-of-use assets in January 2021 and September 2021. The Company's obligations under the original leases were not relieved. As the sublease income is immaterial, payments received are recognized as an offset to Occupancy and equipment in the Condensed Consolidated Statements of Operations. The signing of the subleases triggered impairment evaluations and the Company determined the related right-of-use assets were impaired. Impairment losses of $549 thousand for the January sublease and $84 thousand for the September sublease were recognized in Non-operating income (loss) in the Condensed Consolidated Statements of Operations.
Effective May 2022, the Company amended its corporate headquarters lease in Fort Worth, Texas to extend the term through November 2030 and reduce the total leased space to approximately 73,984 square feet. As a result, on the date of the modification, the Company recognized an increase of $7.0 million to right-of-use assets and $9.6 million to lease liabilities, respectively, inclusive of the effect of an incentive of $2.6 million which is recognized in Property and equipment, net in the Condensed Consolidated Balance Sheets. Additionally, the space reduction resulted in a $80.8 thousand gain recognized in Non-operating income (loss) in the Condensed Consolidated Statements of Operations with reductions of $600.6 thousand and $681.3 thousand to right-of-use assets and lease liabilities, respectively.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Total gross lease cost for the three and nine months ended September 30, 2022 and 2021, included in Occupancy and equipment in the Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three Months Ended September 30,
Lease cost (dollars in thousands)	2022	2021
Operating lease cost	$638	$766
Short-term lease cost	—	—
Total lease cost	$638	$766

	Nine Months Ended September 30,
Lease cost (dollars in thousands)	2022	2021
Operating lease cost	$2,081	$2,301
Short-term lease cost	—	—
Total lease cost	$2,081	$2,301

Further information related to leases is as follows:

	Three Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$872	$973
Right-of-use assets obtained in exchange for lease obligations	$—	$—
Weighted average remaining lease term	7.1 years	2.9 years
Weighted average discount rate	8.47%	10.23%

	Nine Months Ended September 30,
Supplemental cash flows information (dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$2,759	$2,891
Right-of-use assets obtained in exchange for lease obligations(1)	$6,994	$—
Weighted average remaining lease term	7.1 years	2.9 years
Weighted average discount rate	8.47%	10.23%
_________
(1)Related to Fort Worth corporate headquarters lease modification.

Future minimum lease payments as of September 30, 2022 are as follows:

Year (dollars in thousands)	Operating Leases
2022	$881
2023	3,415
2024	3,204
2025	3,218
2026	2,639
Thereafter	8,191
Total future minimum lease payments	$21,548
Less: Imputed interest	(5,331)
Operating lease liabilities	$16,217

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

NOTE 9—SHARE-BASED COMPENSATION
Share-based compensation expense recognized for the three months ended September 30, 2022 and 2021 totaled approximately $1.2 million and $1.6 million, respectively, and $5.2 million and $4.9 million for the nine months ended September 30, 2022 and 2021.
2016 Omnibus Incentive Plan
The 2016 Omnibus Incentive Plan ("2016 Plan") was adopted by the Company’s Board of Directors on January 5, 2016 and approved by the Company’s stockholders thereafter. The 2016 Plan became effective on June 23, 2016. The 2016 Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors and consultants. In connection with the 2016 Plan, the Company has reserved but not issued 8,136,211 shares of common stock, which includes shares that would otherwise return to the 2014 Equity Incentive Plan (the "2014 Plan") as a result of forfeiture, termination, or expiration of awards previously granted under the 2014 Plan and outstanding when the 2016 Plan became effective.
The 2016 Plan will automatically terminate 10 years following the date it became effective, unless the Company terminates it sooner. In addition, the Company’s Board of Directors has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the rights under any outstanding award.
As of September 30, 2022, the total number of shares available for future grants under the 2016 Plan was 2,807,596 shares.
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
For the nine months ended September 30, 2022, the Company had the following activity related to outstanding share-based awards:
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
A summary of stock option activity as of and for the nine months ended September 30, 2022 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	796,685	$6.19
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(70,000)	5.85
Outstanding at September 30, 2022	726,685	6.22	2.47
Options exercisable at September 30, 2022	726,685	$6.22	2.47

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

At September 30, 2022, there were no unrecognized compensation costs related to unvested stock options to be recognized. The total intrinsic value of options exercised for the nine months ended September 30, 2022 was zero.
Restricted Stock Units
RSUs are awarded to serve as a key retention tool for the Company to retain its executives and key employees. RSUs will transfer value to the holder even if the Company’s stock price falls below the price on the date of grant, provided that the recipient provides the requisite service during the period required for the award to “vest.”
The weighted-average grant-date fair value for RSUs granted under the 2016 Plan during the nine months ended September 30, 2022 was $2.87. These RSUs primarily vest 25% on the first anniversary of the effective date, and 25% each year thereafter, until full vesting on the fourth anniversary of the effective date.
A summary of RSU activity as of and for the nine months ended September 30, 2022 is presented below:

RSUs	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	3,691,983	$3.97
Granted	2,487,729	2.87
Vested(1)	(1,263,001)	4.36
Forfeited	(314,784)	3.50
Unvested at September 30, 2022	4,601,927	3.37
Expected to vest at September 30, 2022	3,536,924	$3.36
_________
(1)Certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 314,070 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities for the nine months ended September 30, 2022.
At September 30, 2022, there was approximately $8.9 million of unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted average period of 2.2 years. During the nine months ended September 30, 2022, the total intrinsic value of RSUs that vested during the period was approximately $3.6 million. As of September 30, 2022, the aggregate intrinsic value of the vested and expected to vest RSUs was approximately $3.9 million.
Employee Stock Purchase Plan
The Company offers an Employee Stock Purchase Plan ("ESPP") to eligible US employees. There are currently 2,514,365 shares authorized and 909,891 reserved for the ESPP. There were 190,945 shares purchased under the ESPP for the nine months ended September 30, 2022. Within share-based compensation expense for the nine months ended September 30, 2022 and 2021, $347 thousand and $473 thousand, respectively, relates to the ESPP. For the three months ended September 30, 2022 and 2021, $108 thousand and $132 thousand, respectively, relates to the ESPP within share-based compensation expense.
NOTE 10—FAIR VALUE MEASUREMENTS
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
For the three and nine months ended September 30, 2022 and 2021

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
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company discloses the fair value measurement at the beginning of the reporting period during which the transfer occurred. For the nine month periods ended September 30, 2022 and 2021, there were no significant transfers between levels.
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
The following table contains the Company's financial assets and liabilities that are measured at fair value on a recurring basis in the Condensed Consolidated Balance Sheets as of September 30, 2022:

	September 30, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Loans receivable at fair value(1)	$621,312	$—	$—	$621,312
Total	$621,312	$—	$—	$621,312
_________
(1)Loans receivable at fair value includes assets of consolidated VIEs. See Note 5 - Variable Interest Entities for more information.
Effective January 1, 2022, the Company generally uses discounted cash flow analyses that factor estimated losses and prepayments over the estimated duration of the loans receivable portfolio. Using historical data and consideration of recent trends, the Company determines loss and prepayment assumptions. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. The table below presents quantitative information about the key unobservable inputs used for the Company's loans receivable fair value measurements as of September 30, 2022:

September 30, 2022
Credit loss rate	18%
Prepayment rate	28%
Discount rate	21%

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Financial Assets and Liabilities Not Measured at Fair Value
The following tables contain the Company's financial assets and liabilities that are not measured at fair value in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,599	$72,599	$—	$—
Restricted cash	3,852	3,852	—	—
Receivable from payment processors	17,038	—	—	17,038
Total	$93,489	$76,451	$—	$17,038

Financial liabilities:
Accounts payable and accrued liabilities	$38,381	$—	$—	$38,381
Notes payable, net	560,569	—	—	560,569
Total	$598,950	$—	$—	$598,950

	December 31, 2021	Fair Value Measurement Using
(Dollars in thousands)		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,978	$84,978	$—	$—
Restricted cash	5,874	5,874	—	—
Loans receivable, net of allowance for loan losses	511,157	—	—	637,091
Receivable from payment processors	15,870	—	—	15,870
Total	$617,879	$90,852	$—	$652,961

Financial liabilities:
Accounts payable and accrued liabilities	$82,513	$—	$—	$82,513
Notes payable, net	505,277	—	—	505,277
Total	$587,790	$—	$—	$587,790
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

NOTE 11—INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Current income tax expense (benefit):
State	$(79)	$440	46	486
Total current income tax expense (benefit)	(79)	440	46	486

Deferred income tax expense (benefit):
Federal	8,037	(5,059)	4,355	(366)
State	1,903	2,776	657	1,709
Total deferred income tax expense (benefit)	9,940	(2,283)	5,012	1,343

Total income tax expense (benefit)	$9,861	$(1,843)	$5,058	$1,829
No material penalties or interest related to taxes, other than as described below, were recognized for the three and nine months ended September 30, 2022 and 2021.
At September 30, 2022, the Company recognized a valuation allowance of $9.9 million related to its net deferred tax asset which is included in Income tax expense (benefit). See further discussion below regarding the assessment of the Deferred tax assets, net.
The Company’s effective tax rates for the nine months ended September 30, 2022 and 2021, including discrete items and excluding any change in the valuation allowance, were 18.7% and 369.5%, respectively. For the nine months ended September 30, 2022, the Company's effective tax rate differed from the standard corporate federal income tax rate of 21% due to permanent non-deductible items and corporate state tax obligations in the states where it has lending activities. For the nine months ended September 30, 2021, the Company's effective tax rate significantly differed from the standard corporate federal income tax rate of 21% primarily due to the Company's recognition of an uncertain tax position of $1.6 million, net in Income tax expense (benefit) (see further discussion in the following paragraph). Other differences are due to discrete items, related to stock compensation and return-to-provision estimate adjustments, other permanent non-deductible items and corporate state tax obligations in the states where it has lending activities.
At September 30, 2022 and December 31, 2021, the gross liability for an uncertain tax position was $1.7 million and $1.5 million, exclusive of interest and penalties, respectively, and of this amount, $1.3 million and $1.2 million, respectively, would affect the Company’s effective tax rate if realized. The Company recognizes interest income from favorable settlements and interest expense and penalties accrued on uncertain tax positions within Income tax expense (benefit) in the Condensed Consolidated Statements of Operations. As of September 30, 2022, the Company had accrued $0.1 million for interest and penalties. The liability for the uncertain tax position results from a recent change in tax regulations in the state of Texas that impacted the Company’s previously recognized research and development state tax credits. The Company has no expectation that this liability on the books at September 30, 2022 will be settled in the next 12 months. The Company’s 2016-2020 tax years remain open to income tax audits in Texas at September 30, 2022.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Deferred tax assets, net
At September 30, 2022, the Company established a full valuation allowance for its deferred tax assets (“DTA”) based on the impact of the current macroeconomic environment on the performance of our portfolio as well as that environment making it increasingly difficult for management to accurately forecast future generation of taxable income. At December 31, 2021, the company did not establish a valuation allowance for its DTA based on management's expectation of generating sufficient taxable income in a look forward period over the next one to four years. The Federal net operating loss ("NOL") carryforward from operations at December 31, 2021 was $84.1 million. Any research and development credits recognized as a deferred tax asset expire beginning in 2036. The ultimate realization of the resulting DTA is dependent upon generating sufficient taxable income prior to the expiration of carryforwards.
The Company considered the following factors when making its assessment regarding the ultimate realizability of the DTA:
•The Company is projecting a three-year cumulative pre-tax loss position in 2022 (inclusive of certain non-recurring items), which is a significant piece of negative evidence that is difficult to overcome.
•Given the impact of the current macroeconomic environment on the performance of our portfolio and that same environment making it increasingly difficult to accurately forecast future revenue and losses, management believes the Company is not at a more likely than not position that the DTA will be realized.
The Company has given due consideration to all the factors and has concluded that the DTA is not at a more likely than not position to be realized. The amount of the DTA considered realizable, however, could be adjusted in the future if estimates of future taxable income change. As a result, as of September 30, 2022, the Company established a full valuation allowance for the DTA. The valuation allowance does not impact the Company's ability to utilize the DTA in the future.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

Other Matters:
In December 2019, the Think Finance, Inc. ("TFI") bankruptcy plan was confirmed, and any potential future claims from the TFI Creditors' Committee were assigned to the Think Finance Litigation Trust (“TFLT”). On August 14, 2020, the TFLT filed an adversary proceeding against Elevate Credit, Inc. in the United States Bankruptcy Court for the Northern District of Texas, alleging certain avoidance claims related to Elevate's spin-off from TFI on May 1, 2014 under the Bankruptcy Code and the Texas Uniform Fraudulent Transfer Act ("TUFTA"). Additionally, a class action lawsuit against Elevate was filed on August 14, 2020 in the Eastern District of Virginia alleging violations of usurious interest and aiding and abetting various racketeering activities related to the operations of TFI prior to and immediately after the 2014 spin-off. On October 26, 2020, Elevate filed a motion to dismiss which was denied. On February 4, 2022, the parties to this litigation reached a settlement agreement in which Elevate admitted no liability, agreed to a settlement payment of $33 million to resolve this litigation and committed to purchase 924,495 shares of Elevate stock owned by the TFLT at a set price upon execution of the settlement agreement. The Company accrued a contingent loss in the amount of $17.1 million for the settlement payment related to the TFLT and class actions disputes at December 31, 2021, in addition to the $17 million previously accrued at December 30, 2020. The settlement has been agreed to by all parties, and on August 16, 2022, the United States District Court for the Eastern District of Virginia issued an Order Granting Final Approval of the Class Action Settlement. The stock purchase was completed on February 11, 2022. All payments have been made pursuant to the Settlement Agreement. The first payment of $13.3 million was made on May 4, 2022 and the final payment of $19.7 million was made on August 22, 2022. This accrual, inclusive of related additional legal fees, was $0.7 million and $34.1 million, at September 30, 2022 and December 31, 2021, respectively, and is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.
On June 5, 2020, the District of Columbia (the "District") sued Elevate in the Superior Court of the District of Columbia alleging that Elevate may have violated the District's Consumer Protection Procedures Act and the District of Columbia's Municipal Regulations in connection with loans issued by banks in the District of Columbia. This action was removed to federal court, and on August 3, 2020, the District filed a motion to remand to Superior Court. On July 15, 2021, the District Court Judge remanded the case to Superior Court. On January 20, 2022, the Company entered into a Consent Judgment and Order (the "Consent Order") with the District resolving all matters in this action. The Company denies that it has violated any law or engaged in any deceptive or unfair practices as alleged and entered into the Consent Order to avoid the potential expense of further litigation. As part of the Consent Order, Elevate has agreed to not engage in certain business activities in the District of Columbia, provide refunds in 2022 to certain affected District of Columbia consumers, and pay $450 thousand to the District of Columbia in February 2022. The Company accrued a contingent loss in the amount of $4.0 million at December 31, 2021, which is recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. At September 30, 2022, the Company has completed refunds to District of Columbia consumers in an amount approximating $3.4 million and has no remaining accrual.
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
For the three and nine months ended September 30, 2022 and 2021

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
Commitments
The Elastic product, which offers lines of credit to consumers, had approximately $260.0 million and $277.1 million in available and unfunded credit lines at September 30, 2022 and December 31, 2021, respectively. The Today Card product had approximately $21.4 million and $20.0 million in available and unfunded credit lines as of September 30, 2022 and December 31, 2021, respectively. While these amounts represented the total available unused credit lines, the Company has not experienced and does not anticipate that all line of credit customers will access their entire available credit lines at any given point in time. The Company has not recorded a loan loss reserve for unfunded credit lines as the Company has the ability to cancel commitments within a relatively short timeframe.
Effective June 2017, the Company entered into a seven-year lease agreement for office space in California. Upon the commencement of the lease, the Company was required to provide the lessor with an irrevocable and unconditional $500 thousand letter of credit. Provided the Company is not in default of any terms of the lease agreement, the outstanding required balance of the letter of credit will be reduced by $100 thousand per year beginning on the second anniversary of the lease commencement and ending on the fifth anniversary of the lease agreement. The minimum balance of the letter of credit will be at least $100 thousand throughout the duration of the lease. At September 30, 2022 and December 31, 2021, the Company had $100 thousand and $200 thousand, respectively, of cash balances securing the letter of credit which is included in Restricted cash within the Condensed Consolidated Balance Sheets.
Guarantees
CSO Program:
In connection with its prior CSO programs, the Company guaranteed consumer loan payment obligations to CSO lenders and was required to purchase any defaulted loans it has guaranteed. The guarantee represented an obligation to purchase specific loans that go into default. As of September 30, 2022, the guarantee no longer exists as there are no remaining CSO program obligations.
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

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

As of December 31, 2020, the Company had accrued approximately $4.4 million for a contingent loss related to a legal matter for a former executive of the company. This contingent loss was based on a probable settlement composed of both cash and certain amounts that were subject to valuation adjustments until the final settlement. The contingent loss was settled as of March 31, 2021 and no further accrual for this matter remains as of September 30, 2022. As of December 31, 2021, the Company had accrued $1.7 million pursuant to a director indemnification agreement related to a legal matter. As of September 30, 2022, no further accrual remained for this legal matter. Both of these accruals were recognized within Non-operating income (loss) in the Condensed Consolidated Statements of Operations and as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the net amounts accrued and paid for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$1,047	$—	$1,700	$4,424
Accruals	—	—	—	(510)
Payments	(1,047)	—	(1,700)	(3,914)
Net contingent loss related to a legal matter	$—	$—	$—	$—
NOTE 13—RELATED PARTIES
Expenses related to the Company's board of directors, including board fees, travel reimbursements and share-based compensation for the three and nine months ended September 30, 2022 and 2021 are included in Professional services within the Condensed Consolidated Statements of Operations and were as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
Fees and travel expenses	$99	$111
Stock compensation	257	156
Total board related expenses	$356	$267

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Fees and travel expenses	$448	$368
Stock compensation	650	342
Total board related expenses	$1,098	$710
At September 30, 2022 and December 31, 2021, the Company had approximately $99 thousand and $143 thousand, respectively, due to board members related to the above expenses, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets.
During the year ended December 31, 2017, a former member of the board of directors entered into a direct investment of $800 thousand in the Rise portion of the VPC Facility. Upon resignation in the first quarter of 2022, they were no longer considered a related party. For the nine months ended September 30, 2022 and 2021, the interest payments on this loan were $19 thousand and $59 thousand, respectively, and $20 thousand for the three months ended September 30, 2021.

Elevate Credit, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
For the three and nine months ended September 30, 2022 and 2021

In the second quarter of 2021, the Company reached an agreement with a former member of the board of directors for advances of legal fees under the indemnification provisions of their director agreement. Based on this agreement, at September 30, 2022, the Company had no remaining accrual. There was $135 thousand accrued for this matter at December 31, 2021, which is included in Accounts payable and accrued liabilities within the Condensed Consolidated Balance Sheets. The table below presents a roll forward of the amounts accrued and paid for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning balance	$151	$911	$135	$—
Accruals (included in Professional services in the Condensed Consolidated Statements of Operations)	(85)	626	13	1,537
Payments	(66)	(373)	(148)	(373)
Net accrual related to the advance of legal fees	$—	$1,164	$—	$1,164
In addition to the advances of legal fees, as of December 31, 2021, the Company had accrued $1.7 million pursuant to the director indemnification agreement related to a legal matter. This accrual was recognized as Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2022, no accrual remained.
During the fourth quarter of 2021, the Company made a $500 thousand advance applied toward its investment in the newly created Swell entity, which was recognized in Prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2022, the Company made an additional investment of $4 million, as well as intellectual property contributions valued at $1.3 million. The Company records its interest in Swell under the equity method of accounting. The Company's share of Swell's net loss for the three and nine months ended September 30, 2022 is $0.4 million and $1.1 million, respectively, which is included in Equity method investment loss in the Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Swell was $4.8 million and $0 million, respectively, within Investment in unconsolidated affiliate in the Condensed Consolidated Balance Sheets.
NOTE 14—SUBSEQUENT EVENTS
The Company evaluated subsequent events as of the date these financial statements were made available and determined there have been no material subsequent events that required recognition or additional disclosure in these condensed consolidated financial statements, except as follows:
On October 28, 2022, Elastic SPV, EF SPV and EC SPV, individually and collectively, entered into the First Amendment to Second-Lien Financing Agreement and Consent (the "Amendment") with Park Cities Asset Management, LLC, to increase the maximum commitment amount to $20.0 million from $15.0 million and to amend certain financial covenants effective as of August 31, 2022. All material terms and maturity date remain unchanged under the Amendment. An additional funding of $5.0 million on this agreement was made on October 31, 2022.
On October 31, 2022, the Company, EF SPV, EC SPV, and Elastic SPV entered into the Omnibus Amendment and Consent ("the Agreement") under each of the VPC facilities, consenting to the Amendment with Park Cities Asset Management, LLC and amending certain financial covenants as of August 31, 2022. All other material terms and maturities are unchanged by this agreement.

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
OVERVIEW
We provide online credit solutions to consumers in the US who are not well-served by traditional bank products and who are looking for better options than payday loans, title loans, pawn and storefront installment loans. Non-prime consumers now represent a larger market than prime consumers but are riskier to underwrite and serve with traditional approaches. We’re succeeding at it - and doing it responsibly - with best-in-class advanced technology and proprietary risk analytics honed by serving more than 2.8 million customers with $10.6 billion in credit. Our current online credit products, Rise, Elastic and Today Card, reflect our mission to provide customers with access to competitively priced credit and services while helping them build a brighter financial future with credit building and financial wellness features. We call this mission "Good Today, Better Tomorrow."
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
We use our working capital and our credit facility with Victory Park Management, LLC ("VPC” and the "VPC Facility") to fund the loans we directly make to our Rise customers. The VPC Facility has a maximum total borrowing amount available of $200 million at September 30, 2022.
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

Since the third quarter of 2020, we have licensed our Rise installment loan brand to an additional bank, CCB, which originates Rise installment loans in three different states than FinWise Bank. Similar to the relationship with FinWise Bank, CCB initially provides all of the funding, retains 5% of the balances of all of the loans originated and sells the remaining 95% loan participation in those Rise installment loans to a third-party SPV, EC SPV, Ltd. ("EC SPV"). These loan participation purchases are funded through a separate financing facility (the "EC SPV Facility"), and through cash flows from operations generated by EC SPV. The EC SPV Facility has a maximum total borrowing amount available of $100 million. We do not own EC SPV, but we have a credit default protection agreement with EC SPV whereby we provide credit protection to the investors in EC SPV against Rise loan losses in return for a credit premium. As the primary beneficiary, Elevate is required to consolidate EC SPV as a VIE under US GAAP and the condensed consolidated financial statements include revenue, losses and loans receivable related to the 95% of the Rise installment loans originated by CCB and sold to EC SPV.
The Elastic line of credit product is originated by a third-party lender, Republic Bank, which initially provides all of the funding for that product. Republic Bank retains 10% of the balances of all loans originated and sells a 90% loan participation in the Elastic lines of credit. An SPV structure was implemented such that the loan participations are sold by Republic Bank to Elastic SPV, Ltd. (“Elastic SPV”) and Elastic SPV receives its funding from VPC in a separate financing facility (the “ESPV Facility”), which was finalized on July 13, 2015. We do not own Elastic SPV, but we have a credit default protection agreement with Elastic SPV whereby we provide credit protection to the investors in Elastic SPV against Elastic loan losses in return for a credit premium. Per the terms of this agreement, under US GAAP, we are the primary beneficiary of Elastic SPV and are required to consolidate the financial results of Elastic SPV as a VIE in our condensed consolidated financial statements. The ESPV Facility has a maximum total borrowing amount available of $350 million at September 30, 2022.
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
In January 2022, we collaborated with Central Pacific Bank ("CPB") to invest in the launch of a new fintech company, Swell Financial, Inc. ("Swell"). The Swell App includes several groundbreaking features to help customers automatically control their spending, tackle debt, and invest in exclusive private market opportunities with as little as $1 thousand. We will help CPB and Swell offer the Swell Credit line of credit product with APRs between 8% and 24%. Our current total investment carrying value in Swell, using equity method accounting, is $4.8 million and we have a non-controlling interest in Swell.
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
•Stable credit quality.    We work with our bank partners that originate loans on our platform to address the appropriate credit risk for the revenues earned. Our management team has extensive experience managing credit quality across loan portfolios. With the adoption of fair value for the loans receivable portfolio effective January 1, 2022, the credit quality metrics we monitor include net charge-offs as a percentage of revenues, change in fair value of loans receivable as a percentage of revenues, the percentage of past due combined loans receivable – principal and net principal charge-offs as a percentage of average combined loans receivable-principal. Prior to our adoption of fair value for the loans receivable portfolio effective January 1, 2022, our credit quality metrics also included the combined loan loss reserve as a percentage of outstanding combined loans and total provision for loan losses as a percentage of revenues. Under fair value accounting, a specific loan loss reserve is no longer required to be recognized as a credit loss estimate is a key assumption used in measuring fair value. See “—Non-GAAP Financial Measures” for further information.

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
Going Concern
We assess our ability to continue as a going concern each reporting period for one year after the date the financial statements are issued. This assessment evaluates whether relevant conditions and events, in the aggregate, raise substantial doubt that we will meet future financial obligations as they become due within one year. In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40: Presentation of Financial Statements - Going Concern, our initial evaluation does not consider potential mitigating effects of our management's plans unless they have been fully implemented as of the date the financial statements are issued.
As a result of the substantial inflationary pressures of the current macroeconomic environment, we are experiencing higher charge-offs and limiting loan portfolio growth, with both resulting in lower cash collections. We were in compliance with the terms of our debt agreements, as amended, as of September 30, 2022, however, the reduced collections and higher macroeconomic environment related charge-offs may result in non-compliance with debt agreements in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or we are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities and/or events of default. Absent the actions below that our management is in the midst of executing, or has already executed, we concluded that the uncertainty surrounding our future non-compliance with our debt facilities, ability to negotiate some of our existing facilities, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements.
Effective August 31, 2022, we have obtained amendments to our debt covenants to lower certain covenant thresholds through December 31, 2022. Furthermore, we obtained an additional $5.0 million in sub debt to improve liquidity. Our management is actively engaging with lenders to review and address debt covenant compliance and liquidity position beyond December 31, 2022 as we forecast the impacts of various scenarios associated with the current macroeconomic environment.
We have implemented measures to assist customers with their payments and additional verification procedures on new and returning originating customers. We have also taken aggressive measures to reduce costs for the foreseeable future by reducing operating expenses beginning in the third quarter of 2022. In addition, our management and the Board of Directors are conducting a strategic review process with the intention of maximizing shareholder value.
These steps have been taken, and others are under consideration, to help manage our liquidity and preserve capital. Although our management believes that the actions that have been implemented and the others that are planned will be sufficient to meet its liquidity needs for the 12 months from the issuance of these financial statements, substantial doubt about our ability to continue as a going concern exists as we cannot predict with certainty that these efforts will be successful or sufficient.
Strategic Review
On November 9, 2022, we announced that our Board of Directors, along with our management, had initiated a strategic review to consider other ways to achieve maximum shareholder value. There can be no assurances regarding the outcome or timing of the strategic review process.

Election of Fair Value Option
Prior to January 1, 2022, we carried our combined loans receivable portfolio at amortized cost, net of an allowance for estimated loan losses inherent in the combined loan portfolio. Effective January 1, 2022, we elected the fair value option to account for all our combined loan portfolio in conjunction with our early adoption of Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and the related amendments. We believe the election of the fair value option better reflects the value of our portfolio and its future economic performance, as well as more closely aligns with our decision-making processes that rely on unit economics, corresponding with the discounted cash flow methodologies utilized in fair value accounting. Refer to Note 1 in the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of the election and its impact on our accounting policies.
In accordance with the transition guidance, on January 1, 2022, we released the allowance for loan losses and measured the combined loans receivable at fair value at adoption. The cumulative-effect adjustment, net of tax, was recognized collectively as a net increase of $98.6 million to opening Retained earnings. During the quarter ended September 30, 2022, we identified that the initial adjustment on January 1, 2022 was overstated by $1.9 million related to the loan premiums associated with certain loans within the loan portfolio resulting in a net cumulative-effect adjustment to retained earnings of $96.7 million.
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
Macroeconomic Factors
During the second quarter of 2022, the broader market environment that had persisted since the second half of 2021 began to soften. The substantial inflation pressures that our economy continues to face have resulted in many challenges, most notably in the form of rising interest rates, softening of consumer demand, and increased labor costs. With the Federal Reserve prioritizing its mandate of price stability, it continues to take actions to reduce and stabilize inflation, increasing the potential recessionary risks posted by such actions. The inflation rate continues to be historically high, with the second quarter inflation rate at the highest in four decades. Our operations have been, and may continue to be adversely impacted by inflation, primarily from higher financing costs. Additionally, inflation has, and may continue to impact our customers' demand for additional debt and their ability to pay back their existing loans, impacting our revenue and charge-off rate.
Although the current macroeconomic environment may have a significant adverse impact on our business, and while uncertainty exists, we continue to take appropriate actions to operate effectively through the present economic environment and expect to have a more cautious approach to portfolio growth through the remainder of 2022. In addition, during the third quarter of 2022, we implemented a cost reduction plan, including furloughing approximately 25% of our workforce, to lower compensation and professional service expense to mitigate the reduced revenue and higher credit losses resulting from the current macroeconomic environment.
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
We implemented a hybrid remote environment where employees may choose to work primarily from the office or from home and gather collectively in the office on a limited basis. We sought to ensure our employees feel secure in their jobs, have flexibility in their work location and have the resources they need to stay safe and healthy. As a 100% online lending solutions provider, our technology and underwriting platform has continued to serve our customers and the bank originators that we support without any material interruption in services.
We continue to monitor the sustained impacts of COVID-19 on our business, loan portfolio, customers and employees, and while uncertainty still exists, we believe we are well-positioned to operate effectively through any future impacts associated with COVID-19.

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
Revenues

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Revenue metrics (dollars in thousands, except as noted)	2022	2021	2022	2021
Revenues	$125,617	$112,835	$367,467	$287,108
Period-over-period change in revenue	11%	20%	28%	(23)%
Ending combined loans receivable – principal(1)	$545,818	$512,870	$545,818	$512,870
Average combined loans receivable – principal(1)(2)	$541,128	$459,949	$529,085	$398,566
Total combined loans originated – principal	$248,846	$311,985	$699,484	$655,959
Average customer loan balance(3)	$2,134	$1,918	$2,134	$1,918
Number of new customer loans	28,182	69,682	73,195	122,558
Ending number of combined loans outstanding	255,740	267,434	255,740	267,434
Customer acquisition costs	$230	$221	$281	$248
Effective APR of combined loan portfolio	91%	96%	92%	95%

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
Revenues.    Our revenues are composed of Rise finance charges, Rise CSO fees (which are fees we received from customers who obtained a loan through the CSO program for the credit services, including the loan guaranty, we provided), revenues earned on the Elastic line of credit, and finance charges and fee revenues from the Today Card credit card product. See “—Components of our Results of Operations—Revenues.”
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

The following tables summarize the changes in customer loans by product for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	115,082	103,607	36,410	255,099
New customer loans originated	18,935	4,406	4,841	28,182
Former customer loans originated	16,848	228	—	17,076
Attrition	(34,491)	(7,187)	(2,939)	(44,617)
Ending number of combined loans outstanding	116,374	101,054	38,312	255,740
Customer acquisition cost (in dollars)	$285	$147	$90	$230
Average customer loan balance (in dollars)	$2,523	$1,957	$1,422	$2,134

	Three Months Ended September 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	108,784	92,278	17,481	218,543
New customer loans originated	41,010	18,937	9,735	69,682
Former customer loans originated	18,295	154	—	18,449
Attrition	(35,391)	(3,870)	21	(39,240)
Ending number of combined loans outstanding	132,698	107,499	27,237	267,434
Customer acquisition cost (in dollars)	$268	$206	$52	$221
Average customer loan balance (in dollars)	$2,194	$1,744	$1,254	$1,918

	Nine Months Ended September 30, 2022
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	134,414	110,628	35,464	280,506
New customer loans originated	46,711	15,107	11,377	73,195
Former customer loans originated	49,584	555	—	50,139
Attrition	(114,335)	(25,236)	(8,529)	(148,100)
Ending number of combined loans outstanding	116,374	101,054	38,312	255,740
Customer acquisition cost	$304	$346	$97	$281

	Nine Months Ended September 30, 2021
	Rise	Elastic	Today
	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Beginning number of combined loans outstanding	103,940	100,105	10,803	214,848
New customer loans originated	77,370	28,128	17,060	122,558
Former customer loans originated	46,060	380	—	46,440
Attrition	(94,672)	(21,114)	(626)	(116,412)
Ending number of combined loans outstanding	132,698	107,499	27,237	267,434
Customer acquisition cost	$284	$261	$60	$248

Recent trends.    Our revenues for the three months ended September 30, 2022 totaled $125.6 million, an increase of 11% versus the three months ended September 30, 2021. Similarly, our revenues for the nine months ended September 30, 2022 totaled $367.5 million, up 28% versus the prior year. The increase in quarterly and year-to-date revenue is due to higher average combined loans receivable-principal as we saw growth in all of our products in the third quarter of 2022 as compared the prior year period. Rise, Elastic, and the Today products experienced year-over-year growth in revenues for the nine months ended September 30, 2022 of 23%, 28%, and 174%, respectively, which were due to the increased year-over-year average loan balances, as we focused on growing the portfolios beginning in the second half of 2021. The Today Card also benefits from the nature of the product, which provides an added convenience of having a credit card for online purchases of day-to-day items such as groceries or clothing (whereas the primary usage of a Rise installment loan or Elastic line of credit is for emergency financial needs such as a medical deductible or automobile repair).
We and the bank originators experienced a decrease in new customers during the third quarter of 2022 versus the prior year period as a result of our more cautious approach to growth based on recent performance and our expectation of the impact of inflation on our customers. However, all three of our products experienced an increase in principal loan balances in the third quarter of 2022 compared to a year ago. Rise and Elastic principal loan balances at September 30, 2022 totaled $293.6 million and $197.8 million, respectively, up roughly $2.4 million and $10.2 million, respectively, from a year ago. Today Card principal loan balances at September 30, 2022 totaled $54.5 million, up $20.3 million from a year ago.
Our CAC was higher in the third quarter of 2022 at $230 as compared to the third quarter of 2021 at $221 but below our targeted range of $250-$300. The new customer loan volume is being sourced from all our marketing channels including direct mail, digital and our strategic partners channel, where we have improved our technology and risk capabilities to interface with the strategic partners via our application programming interface (APIs) developed within our new technology platform ("Blueprint"). Blueprint will allow us to more efficiently acquire new customers within our targeted CAC range. We believe our CAC in future quarters, and on an annual basis, will be within our target range of $250 to $300 as we continue to take a more cautious approach to growth during the remainder of the year and monitor the macroeconomic environment closely. Long term, we expect to achieve our target range of $250 to $300 as we optimize the efficiency of our marketing channels and continue to grow the Today Card which successfully generates new customers at a sub-$100 CAC.
Credit quality

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands), after adoption of fair value	2022	2021 (Pro-forma)(6)	2022	2021 (Pro-forma)(6)
Net charge-offs(1)	$73,607	$39,015	$215,476	$95,968
Net change in fair value(1)(6)	(1,296)	1,620	2,450	(69)
Total change in fair value of loans receivable (6)	$72,311	$40,635	$217,926	$95,899

Net charge-offs as a percentage of revenues (1)	59%	35%	59%	33%
Total change in fair value of loans receivable as a percentage of revenues(6)	58%	36%	59%	33%
Percentage past due	11%	9%	11%	9%
Fair value premium(6)	10%	9%	10%	9%

	As of and for the three months ended September 30,	As of and for the nine months ended September 30,
Credit quality metrics (dollars in thousands), before adoption of fair value	2021	2021
Net charge-offs(2)	$39,015	$95,968
Additional provision for loan losses(2)	15,888	7,130
Provision for loan losses	$54,903	$103,098

Net charge-offs as a percentage of revenues(2)	35%	33%
Total provision for loan losses as a percentage of revenues	49%	36%
Percentage past due	9%	9%
Combined loan loss reserve(4)	$56,209	$56,209
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	11%	11%
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

Net principal charge-offs as a percentage of average combined loans receivable - principal (1)(2)(3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	11%	10%	11%	N/A
2021	6%	5%	6%	10%
2020	11%	10%	4%	5%
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

Net principal charge-offs as a percentage of average combined loans receivable-principal for the third quarter of 2022 is higher than the third quarter of 2021, but consistent with this credit metric both before and after the impact of the COVID-19 pandemic. The above chart depicts the historically low charge-off metrics from the third quarter of 2020 through the third quarter of 2021, due to COVID-19 pandemic impacts such as a lack of new customer demand, our implementation of payment assistance tools, and government stimulus payments received by our customers. Beginning in the fourth quarter of 2021, net principal charge-offs as a percentage of average combined loans receivable-principal have returned to the levels consistent with 2019 due to the increased volume of new customers being originated.
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
Recent trends.    Total change in fair value of loans receivable for the three and nine months ended September 30, 2022 were 58% and 59% of revenue, compared to the pro-forma three and nine months ended September 30, 2021 of 36% and 33%, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Net charge-offs as a percentage of revenues for both the three and nine months ended September 30, 2022 were 59%, compared to 35% and 33%, respectively, in the prior year periods. The increase in net charge-offs as a percentage of revenues is due to continued inflationary pressures that have impacted our customers' ability to repay their loans, as well as the growth in the loan portfolio during the second half of 2021 and associated seasoning, which included a higher mix of new customers that carry a higher overall loss rate. In the near term, we expect our portfolio to perform above our targeted range of 45% to 55% based on the current macroeconomic factors being observed in the economy. We continue to monitor the portfolio and will adjust our underwriting and credit policies to mitigate any potential negative impacts as needed. Long term, we would expect to see the portfolio return to our targeted range of 45-55% of revenue.
Past due loan balances at September 30, 2022 were 11% of total combined loans receivable-principal, up from 9% from a year ago, due to the seasoning of the 2021 vintage and portfolio customers impacted by the continued inflationary pressures, which is consistent with our historical past due percentages prior to the pandemic. We, and the bank originators we support, continue to offer payment flexibility programs, if certain qualifications are met, to assist borrowers during the current economic environment. The population of customers utilizing the payment flexibility programs has remained stable, and we continue to see that most customers are meeting their scheduled payments once they exit the payment flexibility program.
Net change in fair value as a percentage of revenue was (1)% and 1% for the three months ended September 30, 2022 and pro-forma September 30, 2021, respectively, and 1% and —% for the nine months ended September 30, 2022 and pro-forma September 30, 2021, respectively (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was fairly consistent year-over-year at 10% at September 30, 2022 compared to 9% at September 30, 2021. The key assumptions used in the fair value estimate at September 30, 2022 are as follows:

September 30, 2022
Credit loss rate	18%
Prepayment rate	28%
Discount rate	21%
Total loan loss provision for the three and nine months ended September 30, 2021, prior to the adoption of fair value, were 49% and 36% of revenues, respectively, which were within and below our targeted range of approximately 45% to 55%. Net charge-offs as a percentage of revenues for the three and nine months ended September 30, 2021 were 35% and 33%, respectively, due to reduced demand and limited loan origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans.
The combined loan loss reserve as a percentage of combined loans receivable totaled 11% as of September 30, 2021. The lower historical combined loan loss reserve rate reflects the strong credit performance of the portfolio at September 30, 2021 due to the mature nature of the portfolio resulting from limited new loan origination activity in 2020 and early 2021.
We also look at Rise and Elastic principal loan charge-offs (including both credit and fraud losses) by loan vintage as a percentage of combined loans originated-principal. As the below table shows, our cumulative principal loan charge-offs for Rise and Elastic through September 30, 2022 for each annual vintage since the 2013 vintage are generally under 30% and continue to generally trend at or slightly below our 20% to 25% long-term targeted range. Our payment deferral programs and monetary stimulus programs provided by the US government in response to the COVID-19 pandemic have also assisted in reducing losses in our 2019 and 2020 vintages coupled with a lower volume of new loan originations in our 2020 vintage. We would expect the 2021 vintage to be at or near 2018 levels given the increased volume of new customer loans originated during the second half of 2021. While still early, our 2022 vintage is impacted by the continued inflationary pressures on all customer types. It is also possible that the cumulative loss rates on all vintages will increase and may exceed our recent historical cumulative loss experience due to the economic impact of the current inflationary environment.

_________
(1)The 2021 and 2022 vintages are not yet fully mature from a loss perspective.
(2)UK included in the 2013 to 2017 vintages only.
We also look at Today Card principal loan charge-offs (including both credit and fraud losses) by account vintage as a percentage of account principal originations. As the below table shows, our cumulative principal credit card charge-offs through September 30, 2022 for the 2020 annual vintage is between 8% and 9%. As expected, the 2021 account vintage is experiencing losses higher than the 2020 account vintage due to the volume of new customers originated in the second half of 2021 and the performance of certain segments upon the release of the credit model during 2021. The Today Card requires accounts to be charged off that are more than 120 days past due which results in a longer maturity period for the cumulative loss curve related to this portfolio. Therefore, the 2022 vintage is not mature enough for analysis. Our 2018 and 2019 vintages are considered to be test vintages and were comprised of limited originations volume and not reflective of our current underwriting standards.

Cumulative loss rates by account vintage: Today Card
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25
Months since origination
2020
2021
2022

Margins

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin metrics (dollars in thousands)	2022	2021	2022	2021
Revenues	$125,617	$112,835	$367,467	$287,108
Net charge-offs(1)	(73,607)	(39,015)	(215,476)	(95,968)
Net change in fair value(1)	1,296	—	(2,450)	—
Additional provision for loan losses(1)	—	(15,888)	—	(7,130)
Direct marketing costs	(6,478)	(15,406)	(20,532)	(30,353)
Other cost of sales	(2,968)	(4,766)	(9,013)	(9,718)
Gross profit	43,860	37,760	119,996	143,939
Operating expenses	(35,020)	(40,866)	(113,166)	(117,066)
Operating income (loss)	$8,840	$(3,106)	$6,830	$26,873
As a percentage of revenues:
Net charge-offs	59%	35%	59%	33%
Net change in fair value	(1)	—	1	—
Additional provision for loan losses	—	14	—	2
Direct marketing costs	5	14	6	11
Other cost of sales	2	4	2	3
Gross margin	35	33	33	50
Operating expenses	28	36	31	41
Operating margin	7%	(3)%	2%	9%
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
Recent operating margin trends.    For the three months ended September 30, 2022, our operating margin was 7%, which was an increase from (3)% in the prior year period, as originally reported, and a decrease from 10% on a pro-forma basis considering the pro-forma adoption of fair value at the beginning of 2021 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). For the nine months ended September 30, 2022, our operating margin was 2%, which was a decrease from 9% in the prior year period, and 12% on a pro-forma basis considering the pro-forma adoption of fair value at the beginning of 2021 (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The year-over-year margin decreases we are experiencing in 2022 are primarily driven by the continued inflationary pressures as well as increased net charge-offs in 2022 due to a higher volume of new customers originated in the loan portfolio during the second half of 2021 and associated seasoning. As the portfolio matures and we manage the mix of new and returning customers to the portfolio over the long term, we expect to see our net charge-offs as a percentage of revenue return to our target range of 45-55% and would expect our gross margin to normalize in future periods with our past historical performance. In the short term, we expect our expense metrics to remain above our target of 20% of revenue as we take a more cautious approach in executing our growth strategy over the remainder of the year, but have implemented our operating expense reduction plan to mitigate the reduced revenue and higher credit losses resulting from the current macroeconomic environment. In the long term, as we grow the loan portfolio while actively managing our operating expenses, we expect to see our operating expense metrics return to approximately 20% of revenue.
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
Adjusted Earnings (Loss)
Adjusted earnings (loss) for the three and nine months ended September 30, 2022 and 2021 represent our net loss from continuing operations adjusted to exclude the impact of:
•Valuation allowance on deferred tax asset; and
•Uncertain tax position
Adjusted diluted earnings (loss) per share is Adjusted earnings (loss) divided by Diluted weighted average shares outstanding.

The following table presents a reconciliation of net loss and diluted earnings (loss) per share to Adjusted earnings (loss) and Adjusted diluted earnings (loss) per share, which excludes the impact of the valuation allowance and uncertain tax position for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share amounts)	2022	2021	2022	2021
Net loss	$(15,034)	$(11,005)	$(35,502)	$(1,334)
Impact of uncertain tax position	—	1,582	—	1,582
Impact of valuation allowance on deferred tax asset, net	9,940	—	9,940	—
Adjusted earnings (loss)	$(5,094)	$(9,423)	$(25,562)	$248

Diluted loss per share	$(0.48)	$(0.33)	$(1.14)	$(0.04)
Impact of uncertain tax position	—	0.05	—	0.05
Impact of valuation allowance on deferred tax asset net	0.32	—	0.32	—
Adjusted diluted earnings (loss) per share	$(0.16)	$(0.28)	$(0.82)	$0.01

Diluted weighted average shares outstanding	31,068,846	33,786,968	31,237,730	34,841,624
Effect of potentially dilutive shares outstanding(1)	—	—	—	632,631
Adjusted diluted weighted average shares outstanding	31,068,846	33,786,968	31,237,730	35,474,255
_________
(1)Represents potentially dilutive shares that had not been included in the Company's nine months ended September 30, 2021 diluted weighted average shares outstanding as the Company is in a net loss position under U.S. GAAP. Including those shares would have been anti-dilutive when in a net loss position.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA represents our net loss adjusted to exclude:
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
The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net loss	$(15,034)	$(11,005)	$(35,502)	$(1,334)
Adjustments:
Net interest expense	13,655	9,544	37,951	26,897
Share-based compensation	1,238	1,559	5,176	4,948
Depreciation and amortization	4,520	4,544	13,001	14,339
Equity method investment loss	358	—	1,070	—
Non-operating income (loss)	—	198	(1,747)	(519)
Income tax expense (benefit)	9,861	(1,843)	5,058	1,829
Adjusted EBITDA	$14,598	$2,997	$25,007	$46,160

Adjusted EBITDA margin	11.6%	2.7%	6.8%	16.1%
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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(Dollars in thousands except per share amounts)	As reported	Fair value adjustments	Pro-forma financial information	As reported	Fair value adjustments	Pro-forma financial information
Revenues	$112,835	$—	$112,835	$287,108	$—	$287,108
Cost of sales:
Provision for loan losses	54,903	(54,903)	—	103,098	(103,098)	—
Change in fair value of loans receivable	—	40,635	40,635	—	95,899	95,899
Direct marketing and other costs of sales	20,172	—	20,172	40,071	—	40,071
Total costs of sales	75,075	(14,268)	60,807	143,169	(7,199)	135,970
Gross profit	37,760	14,268	52,028	143,939	7,199	151,138
Total operating expenses	40,866	—	40,866	117,066	—	117,066
Operating income (loss)	(3,106)	14,268	11,162	26,873	7,199	34,072

Total other expense	(9,742)	—	(9,742)	(26,378)	—	(26,378)
Income (loss) before taxes	(12,848)	14,268	1,420	495	7,199	7,694
Income tax expense (benefit)	(1,843)	3,053	1,210	1,829	1,335	3,164
Net income (loss)	$(11,005)	$11,215	$210	$(1,334)	$5,864	$4,530

Basic earnings (loss) per share	$(0.33)	$0.34	$0.01	$(0.04)	$0.17	$0.13
Diluted earnings (loss) per share	$(0.33)	$0.34	$0.01	$(0.04)	$0.17	$0.13

Basic weighted average shares outstanding	33,786,968	—	33,786,968	34,841,624	—	34,841,624
Diluted weighted average shares outstanding (1)	33,786,968	545,509	34,332,477	34,841,624	632,631	35,474,255

Adjusted EBITDA	$2,997	$14,268	$17,265	$46,160	$7,199	$53,359
Adjusted EBITDA margin	2.7%		15.3%	16.1%		18.6%
_________
(1)Represents potentially dilutive shares that were anti-dilutive in the Company's three and nine months ended September 30, 2021 diluted weighted average shares outstanding as the Company was in a net loss position. The pro-forma adjustments result in net income for the periods and therefore result in inclusion of the anti-dilutive shares.
Free cash flow
Free cash flow (“FCF”) represents our net cash provided by operating activities, adjusted to include:
•Net charge-offs – combined principal loans; and
•Capital expenditures.
The following table presents a reconciliation of net cash provided by operating activities to FCF for each of the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities(1)	$117,525	$111,566
Adjustments:
Net charge-offs – combined principal loans	(167,544)	(70,636)
Capital expenditures	(16,371)	(11,903)
FCF(2)	$(66,390)	$29,027
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.
(2)FCF includes approximately $37 million in cash payments associated with legal settlements for the nine months ended September 30, 2022.

Net charge-offs and net change in fair value
We break out our total change in fair value into two separate items—first, the amount related to net charge-offs, and second, the net change in fair value needed to adjust the current period fair value mark from the fair value mark from the beginning of the reporting period. We believe this presentation provides more detail related to the components of our total change in fair value when analyzing the gross margin of our business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021 (pro-forma)(1)	2022	2021 (pro-forma)(1)
Net charge-offs	$73,607	$39,015	$215,476	$95,968
Net change in fair value	(1,296)	1,620	2,450	(69)
Total change in fair value of loans receivable	$72,311	$40,635	$217,926	$95,899
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

Net charge-offs and additional provision for loan losses
Prior to the adoption of the fair value option, we also broke out our total provision for loan losses. Just like our presentation of our total change in fair value, we first presented the net charge-offs. We then presented the additional provision for loan losses needed to adjust the combined loan loss reserve to the appropriate amount at the end of each month based on our loan loss provision methodology. We believed this presentation provided more detail related to the components of our total provision for loan losses when analyzing the gross margin of our business.
Additional provision for loan losses.    Additional provision for loan losses is the amount of provision for loan losses needed for a particular period to adjust the combined loan loss reserve to the appropriate level in accordance with our underlying loan loss reserve methodology.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in thousands)	2021	2021
Net charge-offs	$39,015	$95,968
Additional provision for loan losses	15,888	7,130
Provision for loan losses	$54,903	$103,098
Combined loan information
The information presented in the tables below on a combined basis are non-GAAP measures based on a combined portfolio of loans, which includes the total amount of outstanding loans receivable that we own and that are on our balance sheets plus outstanding loans receivable originated and owned by third parties that we guarantee pursuant to CSO programs in which we participated. There were no new loan originations in 2021 under our CSO programs, but we continued to have obligations as the CSO until the wind-down of this portfolio was completed in the third quarter of 2021. See “—Basis of Presentation and Critical Accounting Policies—Allowance and liability for estimated losses on consumer loans.”
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
•Loans receivable, net, guaranteed by the Company (as disclosed in Note 4 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q);
•Combined loans receivable (which we use as a non-GAAP measure); and
•Combined loan loss reserve (which we use as a non-GAAP measure).

	2021		2022
(Dollars in thousands)	September 30	December 31	March 31	June 30	September 30
Company Owned Loans:
Loans receivable – principal, current, company owned	$466,140	$501,552	$457,259	$477,721	$486,242
Loans receivable – principal, past due, company owned	46,730	57,207	54,060	54,712	59,576
Loans receivable – principal, total, company owned	512,870	558,759	511,319	532,433	545,818
Loans receivable – finance charges, company owned	22,960	23,602	22,991	23,079	23,214
Loans receivable – company owned	535,830	582,361	534,310	555,512	569,032
Allowance for loan losses on loans receivable, company owned(5)	(56,209)	(71,204)	—	—	—
Fair value adjustment, loans receivable- principal(7)	—	—	49,844	53,438	52,280
Loans receivable, net, company owned / Loans receivable at fair value	$479,621	$511,157	$584,154	$608,950	$621,312
Third Party Loans Guaranteed by the Company:
Loans receivable – principal, current, guaranteed by company	$—	$—	$—	$—	$—
Loans receivable – principal, past due, guaranteed by company	—	—	—	—	—
Loans receivable – principal, total, guaranteed by company(1)	—	—	—	—	—
Loans receivable – finance charges, guaranteed by company(2)	—	—	—	—	—
Loans receivable – guaranteed by company	—	—	—	—	—
Liability for losses on loans receivable, guaranteed by company	—	—	—	—	—
Loans receivable, net, guaranteed by company(3)	$—	$—	$—	$—	$—
Combined Loans Receivable(3):
Combined loans receivable – principal, current	$466,140	$501,552	$457,259	$477,721	$486,242
Combined loans receivable – principal, past due	46,730	57,207	54,060	54,712	59,576
Combined loans receivable – principal	512,870	558,759	511,319	532,433	545,818
Combined loans receivable – finance charges	22,960	23,602	22,991	23,079	23,214
Combined loans receivable	$535,830	$582,361	$534,310	$555,512	$569,032
Combined Loan Loss Reserve(3):
Allowance for loan losses on loans receivable, company owned(5)	$(56,209)	$(71,204)	$—	$—	$—
Liability for losses on loans receivable, guaranteed by company	—	—	—	—	—
Combined loan loss reserve(5)	$(56,209)	$(71,204)	$—	$—	$—
Combined loans receivable – principal, past due(3)	$46,730	$57,207	$54,060	$54,712	$59,576
Combined loans receivable – principal(3)	512,870	558,759	511,319	532,433	545,818
Percentage past due	9%	10%	11%	10%	11%
Combined loan loss reserve as a percentage of combined loans receivable(3)(4)(5)	11%	12%	—%	—%	—%
Allowance for loan losses as a percentage of loans receivable – company owned(5)	11%	12%	—%	—%	—%
Fair value adjustment, combined loans receivable- principal(6)(7)	$47,677	$54,730	$49,844	$53,438	$52,280
Combined loans receivable at fair value(6)	583,507	637,091	584,154	608,950	621,312
Fair value as a percentage of combined loans receivable- principal(3)(6)	109%	110%	110%	110%	110%
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
(6)The periods of September 30, 2021 to December 31, 2021 include pro-forma adjustments reflecting the combined loans receivable at fair value consistent with a fair value methodology acceptable with U.S. GAAP.
(7)The period of September 30, 2022 includes a fair value adoption adjustment of $2.4 million.

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
Provision for loan losses. Prior to January 1, 2022, provision for loan losses consisted of amounts charged against income during the period related to net charge-offs and the additional provision for loan losses needed to adjust the loan loss reserve to the appropriate amount at the end of each month based on our loan loss methodology.
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
Other cost of sales.    Other cost of sales includes data verification costs associated with the underwriting of potential customers and automated clearing house transaction costs associated with customer loan funding and payments.
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

Other expense
Net interest expense.    Net interest expense primarily includes the interest expense associated with our debt facilities and term notes. See Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 6, "Notes Payable" for more information about our debt. Interest expense also includes any amortization of deferred debt issuance cost and prepayment penalties incurred associated with the debt facilities.
Equity method investment gain or loss.    Equity method investment loss includes our portion of the earnings or loss associated with an investment in an unconsolidated subsidiary beginning in the first quarter of 2022.
STATEMENTS OF OPERATIONS
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed consolidated statements of operations data (Dollars in thousands)	2022	2021	2022	2021
Revenues	$125,617	$112,835	$367,467	$287,108
Cost of sales:
Change in fair value of loans receivable	72,311	—	217,926	—
Provision for loan losses	—	54,903	—	103,098
Direct marketing costs	6,478	15,406	20,532	30,353
Other cost of sales	2,968	4,766	9,013	9,718
Total cost of sales	81,757	75,075	247,471	143,169
Gross profit	43,860	37,760	119,996	143,939
Operating expenses:
Compensation and benefits	15,935	20,445	56,585	58,038
Professional services	6,859	8,423	20,251	24,161
Selling and marketing	896	1,277	2,825	2,520
Occupancy and equipment	5,868	5,521	17,927	15,766
Depreciation and amortization	4,520	4,544	13,001	14,339
Other	942	656	2,577	2,242
Total operating expenses	35,020	40,866	113,166	117,066
Operating income (loss)	8,840	(3,106)	6,830	26,873
Other expense:
Net interest expense	(13,655)	(9,544)	(37,951)	(26,897)
Equity method investment loss	(358)	—	(1,070)	—
Non-operating income (loss)	—	(198)	1,747	519
Total other expense	(14,013)	(9,742)	(37,274)	(26,378)
Income (loss) before taxes	(5,173)	(12,848)	(30,444)	495
Income tax expense (benefit)	9,861	(1,843)	5,058	1,829
Net loss	$(15,034)	$(11,005)	$(35,502)	$(1,334)

	Three Months Ended September 30,		Nine Months Ended September 30,
As a percentage of revenues	2022	2021	2022	2021
Revenues
Cost of sales:
Change in fair value of loans receivable	58%	—%	59%	—%
Provision for loan losses	—	49	—	36
Direct marketing costs	5	14	6	11
Other cost of sales	2	4	2	3
Total cost of sales	65	67	67	50
Gross profit	35	33	33	50
Operating expenses:
Compensation and benefits	13	18	15	20
Professional services	5	7	6	8
Selling and marketing	1	1	1	1
Occupancy and equipment	5	5	5	5
Depreciation and amortization	4	4	4	5
Other	1	1	1	1
Total operating expenses	28	36	31	41
Operating income (loss)	7	(3)	2	9
Other expense:
Net interest expense	(11)	(8)	(10)	(9)
Equity method investment loss	—	—	—	—
Non-operating income (loss)	—	—	—	—
Total other expense	(11)	(9)	(10)	(9)
Income (loss) before taxes	(4)	(11)	(8)	—
Income tax expense (benefit)	8	(2)	1	1
Net loss	(12)%	(10)%	(10)%	—%

Comparison of the three months ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,
	2022		2021		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$124,072	99%	$111,480	99%	$12,592	11%
Other	1,545	1	1,355	1	190	14
Revenues	$125,617	100%	$112,835	100%	$12,782	11%
Revenues increased by $12.8 million, or 11%, from $112.8 million for the three months ended September 30, 2021 to $125.6 million for the three months ended September 30, 2022. The increase in revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.
The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Three Months Ended September 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$287,793	$199,778	$53,557	$541,128
Effective APR	100%	93%	35%	91%
Finance charges	$72,419	$46,987	$4,666	$124,072
Other	145	77	1,323	1,545
Total revenue	$72,564	$47,064	$5,989	$125,617

	Three Months Ended September 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$264,785	$167,684	$27,480	$459,949
Effective APR	104%	94%	30%	96%
Finance charges	$69,738	$39,662	$2,080	$111,480
Other	275	331	749	1,355
Total revenue	$70,013	$39,993	$2,829	$112,835
________
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
Our average combined loans receivable-principal increased $81 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase in average balance is primarily due to the loan portfolio growth during the second half of 2021 and early 2022 and contributed approximately $19 million to the change in revenue for the period. Our average APR declined from 96% for the three months ended September 30, 2021 to 91% for the three months ended September 30, 2022. This reduction in the effective APR is primarily due to a lower quarterly APR on Rise due to a reduced mix of new loans in the portfolio for the three months ended September 30, 2022 as compared to the prior year quarter along with the growth of Today Card, which has the lowest APR, relative to the total loan portfolio. The lower APR on Rise and the mix of products within the overall lower effective APR reduced the change in revenue for the period by approximately $6 million.

Cost of sales

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Change in fair value of loans receivable	$72,311	58%	$—	—%	$72,311	—%
Provision for loan losses	—	—	54,903	49	(54,903)	(100)
Direct marketing costs	6,478	5	15,406	14	(8,928)	(58)
Other cost of sales	2,968	2	4,766	4	(1,798)	(38)
Total cost of sales	$81,757	65%	$75,075	67%	$6,682	9%
Change in fair value of loans receivable. Change in fair value of loans receivable was $72.3 million for the three months ended September 30, 2022 as compared to $40.6 million on a pro-forma basis for the period ended September 30, 2021, representing an approximately 78% increase on a pro-forma basis. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.
The table below breaks out these changes by loan product:

	Three Months Ended September 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Net charge-offs(1)	$47,752	$20,495	$5,360	$73,607
Net change in fair value(1)	(773)	(1,329)	806	(1,296)
Total change in fair value of loans receivable	$46,979	$19,166	$6,166	$72,311

Net charge-offs as a percentage of revenues	66%	44%	89%	59%
Total change in fair value of loans receivable as a percentage of revenues	65%	41%	103%	58%
Percentage past due	12%	8%	20%	11%
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
Total change in fair value of loans receivable for the three months ended September 30, 2022 and pro-forma three months ended September 30, 2021, was 58% and 36% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Of the total change in fair value of loans receivable, net charge-offs as a percentage of revenues for the three months ended September 30, 2022 and 2021 were 59% and 35%, respectively. The increase in net charge-offs as a percentage of revenues is due to continued inflationary pressures that have impacted our customers' ability to repay their loans, as well as the growth in the loan portfolio during the second half of 2021 and associated seasoning, which included a higher mix of new customers that carry a higher overall loss rate.
Net change in fair value as a percentage of revenue for the three months ended September 30, 2022 and pro-forma three months ended September 30, 2021 was (1)% and 1%, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at September 30, 2022 compared to a pro-forma estimate of 9% at September 30, 2021 as we ramped up our loan growth starting in the third quarter of 2021 leading to a higher mix of new, and therefore riskier, customers in the loan portfolio which carry a lower fair value premium.

Provision for loan losses.    Provision for loan losses decreased by 100%, from $54.9 million for the three months ended September 30, 2021 to $0.0 million for the three months ended September 30, 2022 due to adoption of fair value effective January 1, 2022 and no longer having a requirement to recognize a loan loss provision and loan loss allowance subsequent to that date.
The table below breaks out these changes by loan product for the prior year period:

	Three Months Ended September 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$28,099	$10,372	$1,850	$40,321
Net charge-offs	(30,210)	(8,063)	(742)	(39,015)
Provision for loan losses	42,299	10,832	1,772	54,903
Ending balance	$40,188	$13,141	$2,880	$56,209
Combined loans receivable(1)(2)	$306,229	$194,459	$35,142	$535,830
Net charge-offs as a percentage of revenues	43%	20%	26%	35%
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	7%	8%	11%
Provision for loan losses as a percentage of revenues	60%	27%	63%	49%
 _________
(1)Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Includes loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

Total loan loss provision for the three months ended September 30, 2021, which was within our targeted range of approximately 45% to 55%, was 49%. Net charge-offs as a percentage of revenues for the three months ended September 30, 2021 was 35% due to reduced demand and limited origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans. The combined loan loss reserve as a percentage of combined loans receivable totaled 11% as of September 30, 2021.
Direct marketing costs.    Direct marketing costs decreased by $8.9 million, or 58%, from $15.4 million for the three months ended September 30, 2021 to $6.5 million for the three months ended September 30, 2022. In the third quarter of 2021, we returned to a more normalized new customer acquisition in all three products as the economy began to recover from the COVID-19 pandemic and demand for the loan products returned, resulting in an increase in marketing activities. Due to the inflationary economic environment in the third quarter of 2022, we had a cautious approach to growth, resulting in reduced overall marketing spend. For the three months ended September 30, 2022, the number of new customers acquired decreased significantly to 28,182, compared to 69,682 during the three months ended September 30, 2021. Our CAC was higher in the third quarter of 2022 at $230 as compared to the third quarter of 2021 at $221, but still below our target range of $250 to $300.
Other cost of sales.    Other cost of sales decreased by $1.8 million, or 38%, from $4.8 million for the three months ended September 30, 2021 to $3.0 million for the three months ended September 30, 2022 due to decreased data verification costs resulting from reduced new loan origination volume.

Operating expenses

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$15,935	13%	$20,445	18%	$(4,510)	(22)%
Professional services	6,859	5	8,423	7	(1,564)	(19)
Selling and marketing	896	1	1,277	1	(381)	(30)
Occupancy and equipment	5,868	5	5,521	5	347	6
Depreciation and amortization	4,520	4	4,544	4	(24)	(1)
Other	942	1	656	1	286	44
Total operating expenses	$35,020	28%	$40,866	36%	$(5,846)	(14)%
Compensation and benefits.    Compensation and benefits decreased by $4.5 million, or 22%, from $20.4 million for the three months ended September 30, 2021 to $15.9 million for the three months ended September 30, 2022 due to an operating expense reduction plan we implemented in the third quarter of 2022, including furloughing approximately 25% of our workforce.
Professional services.    Professional services decreased by $1.6 million, or 19%, from $8.4 million for the three months ended September 30, 2021 to $6.9 million for the three months ended September 30, 2022 primarily due to lower legal expenses.
Selling and marketing.    Selling and marketing decreased by $0.4 million, or 30%, from $1.3 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022 primarily due to reduced marketing agency fees.
Occupancy and equipment.    Occupancy and equipment increased by $0.3 million, or 6%, from $5.5 million for the three months ended September 30, 2021 to $5.9 million for the three months ended September 30, 2022 primarily due to increased web hosting expenses.
Depreciation and amortization.    Depreciation and amortization remained flat at $4.5 million for both the three months ended September 30, 2021 and 2022.
Other.    Other operating expenses increased by $0.3 million, or 44% from $0.7 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022 primarily due to an increase in travel and meals expenses.
Net interest expense

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$13,655	11%	$9,544	8%	$4,111	43%
Net interest expense increased 43% during the three months ended September 30, 2022 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the third quarter of 2022 increased $166.2 million from the third quarter of 2021 which contributed additional interest expense of approximately $4 million. Furthermore, our average effective interest rate on all debt outstanding, inclusive of funding facilities and sub-debt, increased from 9.8% for the three months ended September 30, 2021 to 9.9% for the three months ended September 30, 2022, resulting in a increase in interest expense of approximately $0.1 million. The majority of our debt is at a locked base rate through its maturity date of January 2024, while the base rate is adjusted for incremental borrowings on these facilities and therefore exposed to the current rising interest rate environment.

The following table shows the effective cost of funds of each debt facility and term note for the period:

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021
VPC Facility
Average facility balance during the period	$84,600	$71,230
Net interest expense	2,052	1,779
Effective cost of funds	9.6%	9.9%

ESPV Facility
Average facility balance during the period	$195,633	$163,187
Net interest expense	4,864	4,177
Effective cost of funds	9.9%	10.2%

EF SPV Facility
Average facility balance during the period	$143,327	$109,882
Net interest expense	3,288	2,544
Effective cost of funds	9.1%	9.2%

EC SPV Facility
Average facility balance during the period	$54,033	$42,587
Net interest expense	1,301	1,044
Effective cost of funds	9.6%	9.7%

TSPV Facility
Average facility balance during the period	$40,489	$—
Net interest expense	965	—
Effective cost of funds	9.5%	—%

Pine Hill Term Note
Average note balance during the period	$20,000	$—
Net interest expense	815	—
Effective cost of funds	16.2%	—%

PCAM Term Note
Average note balance during the period(1)	$15,000	$—
Net interest expense	370	—
Effective cost of funds	16.7%	—%
_________
(1)Average note balance from inception at August 8, 2022 to September 30, 2022.
In October 2021, we entered into a debt facility agreement to fund the growth of the Today Card portfolio, the TSPV Facility, and we have drawn $43 million as of September 30, 2022. In January 2022, we entered into a $20 million credit agreement for working capital purposes, the Pine Hill Term Note. As of September 30, 2022, we have drawn $20 million. On August 8, 2022, ESPV, EF SPV, and EC SPV, individually and collectively, entered into a credit agreement for working capital purposes, the PCAM Term Note. As of September 30, 2022, we have drawn $15 million, with an additional $5 million drawn on October 31, 2022.
Equity method investment loss
In January 2022, we made an investment in Swell, a new fintech company offering credit and banking solutions. We do not consolidate Swell and apply the equity method of accounting based on our ownership percentage. We recognized an equity method investment loss of $358 thousand for the three months ended September 30, 2022.

Non-operating income

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Non-operating loss	$—	—%	$(198)	—%	$198	(100)%
For the three months ended September 30, 2021, we had an impairment loss related to a subleased asset resulting in non-operating loss of $0.2 million.
Income tax expense (benefit)

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense (benefit)	$9,861	8%	$(1,843)	(2)%	$11,704	(635)%
Our income tax expense (benefit) increased $11.7 million, from a benefit of $1.8 million for the three months ended September 30, 2021 to a tax expense of $9.9 million for the three months ended September 30, 2022. The increase in tax expense is a result of the impact of a valuation allowance on our Deferred tax assets, net of $9.9 million. See Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, "Income Taxes" for more information about our tax expense.
Net loss

	Three Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net loss	$(15,034)	(12)%	$(11,005)	(10)%	$(4,029)	(37)%
Our net loss increased $4.0 million or 37% from $11.0 million for the three months ended September 30, 2021 to $15.0 million for the three months ended September 30, 2022. On a pro-forma basis, we had net income of $0.2 million for the three months ended September 30, 2021 and a pro-forma decrease of $15.2 million. The overall increase in net loss is primarily composed of the increased tax expense and interest expense partially offset by an increase in gross profit and a decrease in operating expenses.
Comparison of the nine months ended September 30, 2022 and 2021
Revenues

	Nine Months Ended September 30,
	2022		2021		Period-to-period change
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Finance charges	$362,986	99%	$284,417	99%	$78,569	28%
Other	4,481	1	2,691	1	1,790	67
Revenues	$367,467	100%	$287,108	100%	$80,359	28%
Revenues increased by $80.4 million, or 28%, from $287.1 million for the nine months ended September 30, 2021 to $367.5 million for the nine months ended September 30, 2022. The increase in revenue is primarily attributable to higher average combined loans receivable-principal as we saw growth in all of our products year over year.

The tables below break out this change in revenue (including CSO fees and cash advance fees) by product:

	Nine Months Ended September 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$285,769	$192,229	$51,087	$529,085
Effective APR	101%	94%	34%	92%
Finance charges	$214,916	$135,196	$12,874	$362,986
Other	358	268	3,855	4,481
Total revenue	$215,274	$135,464	$16,729	$367,467

	Nine Months Ended September 30, 2021
	Rise(1)	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Average combined loans receivable – principal(2)	$229,203	$149,534	$19,829	$398,566
Effective APR	102%	94%	30%	95%
Finance charges	$174,314	$105,650	$4,453	$284,417
Other	536	492	1,663	2,691
Total revenue	$174,850	$106,142	$6,116	$287,108
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
Our average combined loans receivable-principal increased $131 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase in average balance is primarily due to the loan portfolio growth during the second half of 2021 and early 2022 and contributed approximately $90 million to the change in revenue for the period. Our average APR declined from 95% for the nine months ended September 30, 2021 to 92% for the nine months ended September 30, 2022. This reduction in the effective APR is primarily due to the growth of Today Card, which has the lowest APR, relative to the total loan portfolio. The mix of products within the overall lower effective APR reduced the change in revenue for the period by approximately $11 million.
Cost of sales

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Cost of sales:
Change in fair value of loans receivable	$217,926	59%	$—	—%	$217,926	—%
Provision for loan losses	—	—	103,098	36	(103,098)	(100)
Direct marketing costs	20,532	6	30,353	11	(9,821)	(32)
Other cost of sales	9,013	2	9,718	3	(705)	(7)
Total cost of sales	$247,471	67%	$143,169	50%	$104,302	73%
Change in fair value of loans receivable. Change in fair value of loans receivable was $217.9 million for the nine months ended September 30, 2022 as compared to $95.9 million on a pro-forma basis for the period ended September 30, 2021, representing a 127% increase on a pro-forma basis. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to Change in fair value of loans receivable, the most directly comparable financial measure calculated in accordance with US GAAP.

The table below breaks out these changes by loan product:

	Nine Months Ended September 30, 2022
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Net charge-offs(1)	$143,875	$56,310	$15,291	$215,476
Net change in fair value(1)	555	(437)	2,332	2,450
Total change in fair value of loans receivable	$144,430	$55,873	$17,623	$217,926

Net charge-offs as a percentage of revenues	67%	42%	91%	59%
Total change in fair value of loans receivable as a percentage of revenues	67%	41%	105%	59%
Percentage past due	12%	8%	20%	11%
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
Total change in fair value of loans receivable for the nine months ended September 30, 2022 and pro-forma nine months ended September 30, 2021, was 59% and 33% of revenues, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). Of the total change in fair value of loans receivable, net charge-offs as a percentage of revenues for the nine months ended September 30, 2022 and 2021 were 59% and 33%, respectively. The increase in net charge-offs as a percentage of revenues is due to continued inflationary pressures that have impacted our customers' ability to repay their loans, as well as the growth in the loan portfolio during the second half of 2021 and associated seasoning, which included a higher mix of new customers that carry a higher overall loss rate.
Net change in fair value as a percentage of revenue was 1% and —% for the nine months ended September 30, 2022 and pro-forma nine months ended September 30, 2021, respectively, (See “—Non-GAAP Financial Measures” for more information and for a reconciliation to previously reported amounts for 2021 calculated in accordance with US GAAP.). The fair value premium of the combined loans receivable-principal portfolio was 10% at September 30, 2022 compared to pro-forma estimates of 9% at September 30, 2021 as we ramped up our loan growth starting in the third quarter of 2021, leading to a higher mix of new, and therefore riskier, customers in the loan portfolio, which carry a lower fair value premium.
Provision for loan losses.    Provision for loan losses decreased by $103.1 million, or 100%, from $103.1 million for the nine months ended September 30, 2021 to $0.0 million for the nine months ended September 30, 2022 due to adoption of fair value effective January 1, 2022 and no longer having a requirement to recognize a loan loss provision and loan loss allowance subsequent to that date.

The table below breaks out these changes by loan product for the prior year period:

	Nine Months Ended September 30, 2021
	Rise	Elastic	Today
(Dollars in thousands)	(Installment Loans)	(Lines of Credit)	(Credit Card)	Total
Combined loan loss reserve(1):
Beginning balance	$33,968	$13,201	$1,910	$49,079
Net charge-offs	(72,233)	(21,437)	(2,298)	(95,968)
Provision for loan losses	78,453	21,377	3,268	103,098
Ending balance	$40,188	$13,141	$2,880	$56,209
Combined loans receivable(1)(2)	$306,229	$194,459	$35,142	$535,830
Net charge-offs as a percentage of revenues	41%	20%	38%	33%
Combined loan loss reserve as a percentage of ending combined loans receivable	13%	7%	8%	11%
Provision for loan losses as a percentage of revenues	45%	20%	53%	36%
_________
(1)Not a financial measure prepared in accordance with US GAAP. See “—Non-GAAP Financial Measures” for more information and for a reconciliation to the most directly comparable financial measure calculated in accordance with US GAAP.
(2)Includes loans originated by third-party lenders through the CSO programs, which are not included in our condensed consolidated financial statements.

Total loan loss provision for the nine months ended September 30, 2021 was 36% of revenues, which was below our targeted range of 45% to 55%. For the nine months ended September 30, 2021, net charge-offs as a percentage of revenues was 33% due to reduced demand and limited origination activity in 2020 and early 2021 coupled with customers' receipt of monetary stimulus provided by the US government which allowed customers to continue making payments on their loans. The combined loan loss reserve as a percentage of combined loans receivable totaled 11% as of September 30, 2021.
Direct marketing costs.    Direct marketing costs decreased by $9.8 million, or 32%, from $30.4 million for the nine months ended September 30, 2021 to $20.5 million for the nine months ended September 30, 2022 as we took a measured approach to growth during the second and third quarters of 2022. For the nine months ended September 30, 2022, the number of new customers acquired decreased to 73,195 compared to 122,558 during the nine months ended September 30, 2021. Our CAC was higher for the nine months ended September 30, 2022 at $281 as compared to the nine months ended September 30, 2021 at $248, but within our target range of $250 to $300, due to our measured approach to growth.
Other cost of sales.    Other cost of sales decreased by $0.7 million, or 7%, from $9.7 million for the nine months ended September 30, 2021 to $9.0 million for the nine months ended September 30, 2022 primarily due to decreased data verification costs, partially offset by increased processing costs associated with the greater loan portfolio size.
Operating expenses

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Operating expenses:
Compensation and benefits	$56,585	15%	$58,038	20%	$(1,453)	(3)%
Professional services	20,251	6	24,161	8	(3,910)	(16)
Selling and marketing	2,825	1	2,520	1	305	12
Occupancy and equipment	17,927	5	15,766	5	2,161	14
Depreciation and amortization	13,001	4	14,339	5	(1,338)	(9)
Other	2,577	1	2,242	1	335	15
Total operating expenses	$113,166	31%	$117,066	41%	$(3,900)	(3)%

Compensation and benefits.    Compensation and benefits decreased slightly by $1.5 million, or 3%, from $58.0 million for the nine months ended September 30, 2021 to $56.6 million for the nine months ended September 30, 2022 due to the initial effects of our operating expense reduction plan implemented in the third quarter of 2022.
Professional services.     Professional services decreased by $3.9 million, or 16%, from $24.2 million for the nine months ended September 30, 2021 to $20.3 million for the nine months ended September 30, 2022 primarily due to reduced legal expenses, partially offset by increased consulting expenses.
Selling and marketing.    Selling and marketing increased $0.3 million or 12% from $2.5 million for the nine months ended September 30, 2021 to $2.8 million for the nine months ended September 30, 2022 primarily due to increased marketing agency fees in the first half of 2022.
Occupancy and equipment.    Occupancy and equipment increased by $2.2 million, or 14%, from $15.8 million for the nine months ended September 30, 2021 to $17.9 million for the nine months ended September 30, 2022 primarily due to increased web hosting expenses.
Depreciation and amortization.     Depreciation and amortization decreased by $1.3 million, or 9%, from $14.3 million for the nine months ended September 30, 2021 to $13.0 million for the nine months ended September 30, 2022 primarily due to the one-time impact of the acceleration of a board member's non-compete agreement amortization in 2021, partially offset by an increase in software development depreciation expense in 2022.
Other.    Other operating expenses increased by $0.3 million, or 15% from $2.2 million for the nine months ended September 30, 2021 to $2.6 million for the nine months ended September 30, 2022 primarily due to an increase in travel and meals expenses.
Net interest expense

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net interest expense	$37,951	10%	$26,897	9%	$11,054	41%
Net interest expense increased 41% during the nine months ended September 30, 2022 as compared to the prior year period. Our average balance of notes payable outstanding under the debt facilities in the first nine months of 2022 increased $178.6 million from the first nine months of 2021 which contributed additional interest expense of approximately $12 million. Conversely, our average effective interest rate on all debt outstanding, inclusive of funding facilities and sub-debt, decreased from 10.0% for the nine months ended September 30, 2021 to 9.7% for the nine months ended September 30, 2022, resulting in a decrease in interest expense of approximately $1 million. The majority of our debt is at a locked base rate through its maturity date of January 2024, while the base rate is adjusted for incremental borrowings on these facilities and therefore exposed to the current rising interest rate environment.

The following table shows the effective cost of funds of each debt facility for the period:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
VPC Facility
Average facility balance during the period	$84,600	$78,183
Net interest expense	6,093	5,912
Effective cost of funds	9.6%	10.1%

ESPV Facility
Average facility balance during the period	$193,290	$161,247
Net interest expense	14,247	12,286
Effective cost of funds	9.9%	10.2%

EF SPV Facility
Average facility balance during the period	$135,349	$87,725
Net interest expense	9,129	6,177
Effective cost of funds	9.0%	9.4%

EC SPV Facility
Average facility balance during the period	$51,617	$33,747
Net interest expense	3,645	2,513
Effective cost of funds	9.4%	10.0%

TSPV Facility
Average facility balance during the period	$39,956	$—
Net interest expense	2,437	—
Effective cost of funds	8.2%	—%

Pine Hill Term Note
Average note balance during the period(1)	$19,671	$—
Net interest expense	2,030	—
Effective cost of funds	15.1%	—%

PCAM Term Note
Average note balance during the period(2)	$15,000	$—
Net interest expense	370	—
Effective cost of funds	16.7%	—%
_________
(1)Average note balance from inception at January 31, 2022 to September 30, 2022.
(2)Average note balance from inception at August 8, 2022 to September 30, 2022.
In October 2021, we entered into a facility to fund the growth of the Today Card portfolio, the TSPV Facility, and we have drawn $43 million as of September 30, 2022. In January 2022, we entered into a $20 million credit agreement for working capital purposes, the Pine Hill Term Note. As of September 30, 2022 we have drawn $20 million. On August 8, 2022, ESPV, EF SPV, and EC SPV, individually and collectively, entered into a credit agreement for working capital purposes, the PCAM Term Note. As of September 30, 2022, we have drawn $15 million, with an additional $5 million drawn on October 31, 2022.

Equity method investment loss
In January 2022, we made an investment in Swell, a new fintech company offering credit and banking solutions. We do not consolidate Swell and apply the equity method of accounting based on our ownership percentage. We recognized an equity method investment loss of $1.1 million for the nine months ended September 30, 2022.
Non-operating income

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Non-operating income	$1,747	—%	$519	—%	$1,228	237%
For the nine months ended September 30, 2022, we had non-operating income of $1.7 million, primarily due to a $1.3 million gain related to intangibles and services contributed to Swell and an approximately $0.4 million gain related to the change in value of our stock purchased as part of the legacy litigation settlement under a forward agreement. For the nine months ended September 30, 2021, we received a partial recovery of an indemnification payment we made related to a lawsuit for $0.5 million and also recognized a gain on the sale of an intangible asset of $0.9 million, partially offset by impairment losses related to subleased assets of $0.9 million, resulting in non-operating income of $0.5 million.
Income tax expense

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Income tax expense	$5,058	1%	$1,829	1%	$3,229	177%
Our income tax expense increased $3.2 million, from $1.8 million for the nine months ended September 30, 2021 to $5.1 million for the nine months ended September 30, 2022, inclusive of a valuation allowance on our Deferred tax assets of $9.9 million. See Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 11, "Income Taxes" for more information about our tax expense.
Net loss

	Nine Months Ended September 30,				Period-to-period change
	2022		2021
(Dollars in thousands)	Amount	Percentage of revenues	Amount	Percentage of revenues	Amount	Percentage
Net loss	$(35,502)	(10)%	$(1,334)	—%	$(34,168)	2,561%
Our loss of $35.5 million for the nine months ended September 30, 2022 increased $34.2 million from a loss of $1.3 million for the prior year period. On a pro-forma basis, net income for the nine months ended September 30, 2021 was $4.5 million and a pro-forma decrease of $40 million. The overall increase in net loss is primarily due to a decrease in gross profit resulting from increased net charge-offs offset by higher revenue, as well as higher interest expense.
LIQUIDITY AND CAPITAL RESOURCES
We are closely monitoring the impacts of the current macroeconomic environment across our business, including the resulting uncertainties around customer demand, credit performance of the loan portfolio, our levels of liquidity and our ongoing compliance with debt covenants. We had cash and cash equivalents available of $73 million as of September 30, 2022 compared to cash and cash equivalents available of $85 million as of December 31, 2021, a decrease of $12 million primarily due to the growth in the loan portfolio and legal settlement payments

We are continuing to assess our minimum cash and liquidity requirements and implementing measures to ensure that our cash and liquidity position is maintained through the current economic cycle. We assess our ability to continue as a going concern each reporting period for one year after the date the financial statements are issued. This assessment evaluates whether relevant conditions and events, in the aggregate, raise substantial doubt that we will meet future financial obligations as they become due within one year. In accordance with ASC Subtopic 205-40: Presentation of Financial Statements - Going Concern, our initial evaluation does not consider potential mitigating effects of our management's plans unless they have been fully implemented as of the date the financial statements are issued. As a result of the continued inflationary pressures of the current macroeconomic environment, we are experiencing higher charge-offs and limiting loan portfolio growth, with both resulting in lower cash collections. We were in compliance with the terms of our debt agreements, as amended, as of September 30, 2022, however, the reduced collections and higher macroeconomic environment related charge-offs may result in non-compliance with debt agreements in future periods. If such non-compliance is not waived by our lenders, we are not able to obtain amendments or other relief, or we are otherwise unable to obtain new or alternate methods of financing on acceptable terms, such non-compliance can result in loss of ability to borrow under the facilities and/or events of default. Absent the actions below that our management is in the midst of executing, or has already executed, we concluded that the uncertainty surrounding our future non-compliance with our debt facilities, ability to negotiate some of our existing facilities, and maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern within one year of the issuance date of these financial statements.
Effective August 31, 2022, we have obtained amendments to our debt covenants to lower certain covenant thresholds through December 31, 2022. Furthermore, we obtained an additional $5.0 million in subordinated debt to improve liquidity. Our management is actively engaging with lenders to review and address debt covenant compliance and liquidity position beyond December 31, 2022 as we forecast the impacts of various scenarios associated with the current macroeconomic environment.
We have implemented measures to assist customers with their payments and additional verification procedures on new and returning originating customers. We have also taken aggressive measures to reduce costs for the foreseeable future by reducing operating expenses beginning in the third quarter of 2022. In addition, our management and the Board of Directors are conducting a strategic review process with the intention of maximizing shareholder value.
These steps have been taken, and others are under consideration, to help manage our liquidity and preserve capital. Although our management believes that the actions that have been implemented and the others that are planned will be sufficient to meet our liquidity needs for the 12 months from the issuance of these financial statements, substantial doubt about our ability to continue as a going concern exists as we cannot predict with certainty that these efforts will be successful or sufficient.
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
We principally rely on our working capital and our credit facilities with VPC and PCAM to fund the loans we make to our customers. At September 30, 2022, we had contractual obligations for our operating leases and long-term debt totaling $0.9 million for the remainder of 2022 and an additional $526 million in total due in the next two years. If our loan growth or our credit losses exceed our expectations or other unexpected liquidity needs arise, our available cash balances may be insufficient to satisfy our liquidity requirements, and we may seek additional equity or debt financing. This additional capital may not be available on reasonable terms, or at all.
Stock Repurchase Program
At September 30, 2022, we had an outstanding stock repurchase program authorized by our Board of Directors providing for the repurchase of up to $80 million of our common stock through July 31, 2024. During the nine months ended September 30, 2022, and as part of the settlement agreement related to the legacy litigation matters, we purchased 1.73 million common shares, roughly 5% of common shares outstanding at the beginning of the year for a total of $5.3 million under our previously approved common stock repurchase program with $24.0 million available for further repurchases. As of September 30, 2022, we had repurchased approximately 36% of all common shares issued and outstanding since August 2019 under this common stock repurchase program.

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

	As of and for the nine months ended September 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$72,599	$79,979
Restricted cash	3,852	4,962
Loans receivable at fair value	621,312	—
Loans receivable, net	—	479,621
Cash provided by (used in):
Operating activities	117,525	111,566
Investing activities	(179,325)	(199,462)
Financing activities	47,399	(28,281)
Our cash and cash equivalents at September 30, 2022 were held primarily for working capital purposes. We may, from time to time, use excess cash and cash equivalents to fund our lending activities, paydown debt or repurchase stock. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate working capital requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our excess cash is invested primarily in demand deposit accounts that are currently providing only a minimal return.
Net cash provided by operating activities
We generated $117.5 million in cash from our operating activities for the nine months ended September 30, 2022. This was up approximately $6.0 million from the $111.6 million of cash provided by operating activities during the nine months ended September 30, 2021 due to the increase in revenue realized for the nine months ended September 30, 2022, partially offset by settlement payments.
Net cash used in investing activities
For the nine months ended September 30, 2022 and 2021, cash used in investing activities was $179.3 million and $199.5 million, respectively. The decrease was primarily attributable to a reduction in net loans issued to customers, partially offset by an investment in an unconsolidated affiliate, and increased purchases of property and equipment. The following table summarizes cash used in investing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash used in investing activities
Loans issued to consumers, less repayments	$(154,626)	$(184,789)
Participation premium paid	(4,328)	(4,020)
Purchases of property and equipment	(16,371)	(11,903)
Investment in unconsolidated affiliate	(4,000)	—
Proceeds from sale of intangible assets	—	1,250
	$(179,325)	$(199,462)

Net cash provided by (used in) financing activities
Cash flows from financing activities primarily include cash received from issuing notes payable, payments on notes payable, and activity related to stock awards. For the nine months ended September 30, 2022 and 2021, cash provided by (used in) financing activities was $47.4 million and $(28.3) million, respectively. The following table summarizes cash used in financing activities for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash provided by (used in) financing activities
Proceeds from issuance of Notes payable, net	$80,000	$109,500
Payments on Notes payable	(25,000)	(112,550)
Debt issuance costs paid	(412)	(75)
Principal payments on insurance premium financing	(1,317)	—
Common stock repurchased	(5,328)	(24,453)
Proceeds from issuance of stock, net	384	480
Taxes paid related to net share settlement	(928)	(1,183)
	$47,399	$(28,281)
The change in cash provided by (used in) financing activities for the nine months ended September 30, 2022 versus the comparable period of 2021 was primarily due to a decrease in paydowns on our debt facilities and a decrease in common stock repurchases.
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

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities(1)	$117,525	$111,566
Adjustments:
Net charge-offs – combined principal loans	(167,544)	(70,636)
Capital expenditures	(16,371)	(11,903)
FCF(2)	$(66,390)	$29,027
 _________
(1)Net cash provided by operating activities includes net charge-offs – combined finance charges.
(2)FCF includes approximately $37 million in cash payments associated with legal settlements for the nine months ended September 30, 2022.
Our FCF was $(66.4) million for the nine months ended September 30, 2022 compared to $29.0 million for the comparable prior year period. While our net cash provided by operating activities increased by $6.0 million, this was offset by an increase of $96.9 million in net charge-offs - combined principal loans and a $4.5 million increase in capital expenditures.
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
See Note 6 - Notes Payable, Net in the Notes to the Condensed Consolidated Financial Statements included in this report for further information. See also Note 14 - Subsequent Events included in this report for information regarding recent debt activities.

The outstanding balances of notes payable as of September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
US Term Note bearing interest at the base rate + 7.0%	$84,600	$84,600
ESPV Term Note bearing interest at the base rate + 7.0%	197,100	192,100
EF SPV Term Note bearing interest at the base rate + 7.0%	146,800	137,800
EC SPV Term Note bearing interest at the base rate + 7.0%	55,500	55,500
TSPV Term Note bearing interest at the base rate + 3.60%	43,000	37,000
Pine Hill Term Note bearing interest at the base rate + 13.25%	20,000	—
PCAM Term Note bearing interest at the base rate + 13.25%	15,000	—
Total	$562,000	$507,000
The following table presents the future debt maturities as of September 30, 2022:

Year (dollars in thousands)	September 30, 2022
Remainder of 2022	$—
2023	—
2024	519,000
2025	43,000
2026	—
Thereafter	—
Total	$562,000
Other Commitments
We are a party to other contractual obligations involving commitments to make payments to third parties. These obligations may impact our short-term or long-term liquidity and capital resource needs. Our primary contractual obligations include our operating leases and various compensation and benefit plans. See Note 8 - Leases and Note 9 - Share-based Compensation in the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our leases and compensation plans, respectively.
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
RECENT REGULATORY DEVELOPMENTS
Set forth below are regulatory developments since the filing of our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. See those reports and our Annual Report on Form 10-K for additional information about prior regulatory developments that are currently impacting us or may impact us in the future.

Federal Regulations:
On August 31, 2021, the U.S. District Court for the Western District of Texas issued an order in Community Financial Services Association of America, LTD. v. Consumer Financial Protection Bureau, granting the Bureau's motion for summary judgment and staying the date for complying with the Consumer Financial Protection Bureau's ("CFPB") Rulemaking on Payday, Vehicle Title, and High-Cost Installment Loans for 286 days until June 13, 2022. On October 1, 2021, the trade groups appealed the Texas federal district court’s final judgment and argued that the compliance date should be 286 days after their appeal to the Fifth Circuit is resolved. On October 14, 2021, the Fifth Circuit Court of Appeals agreed to an extension of the compliance date until after resolution of the appeal. On October 19, 2022, the Fifth Circuit Court of Appeals issued a ruling in favor of the trade groups, declaring the CFPB's structure to be unconstitutional and vacating the CFPB's 2017 Payday Lending Rule. The CFPB is expected to request a stay and appeal this decision. Should the CFPB appeal and be successful in that appeal, it is anticipated that the rule will increase costs and create challenges in our collection activities.
On March 16, 2022, the CFPB updated its examination manual adopting the novel position that it can examine entities for alleged discriminatory conduct under its unfair, deceptive or abusive acts and practices authority. This action prompted the United States Chamber of Commerce, American Bankers Association, Consumer Bankers Association and other trade groups to file a lawsuit on September 28, 2022 against the CFPB and CFPB Director Chopra in the United States District Court for the Eastern District of Texas challenging the updates that were made on unfair, deceptive or abusive acts and practices (“UDAAPs”), which now characterizes discriminatory conduct as "unfair" under the Dodd-Frank Act. The plaintiffs allege that the Bureau’s changes to the examination manual are invalid for several reasons, including that (1) the Dodd-Frank Act does not give the CFPB statutory authority to characterize discriminatory practices as UDAAPs, (2) the changes violated the Administrative Procedures Act because they were not subject to a proper notice-and-comment process, and (3) the CFPB’s ability to self-fund violates the Appropriations Clause of the U.S. Constitution because it prevents Congress from exercising its power to check the Executive Branch by approving appropriations.
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
State Privacy Laws: The California Consumer Privacy Act went into effect January 1, 2020, and enforcement by California’s Office of the Attorney General began July 1, 2020. The California Privacy Rights Act ("CPRA") ballot initiative passed in November 2020, and the California Privacy Protection Agency ("CPPA") released its draft regulations for the CPRA on May 27, 2022, in advance of the CPPA's June 8, 2022 meeting. Amended draft regulations were released on October 18, 2022, in advance of the CPPA's October 28-29, 2022 meeting. The CPRA will go into effect January 1, 2023, however finalization of the regulations has yet to occur and whether this delay will impact the CPRA's enforcement date remains to be seen.
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
Not applicable as we are a smaller reporting company.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, from time to time, we have been and may be named as a defendant in various legal proceedings arising in connection with our business activities. We may also be involved, from time to time, in reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business (collectively, “regulatory matters”). We contest liability and/or the amount of damages as appropriate in each such pending matter. We do not anticipate that the ultimate liability, if any, arising out of any such pending matter will have a material effect on our financial condition, results of operations or cash flows. Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 12, "Commitments, Contingencies and Guarantees" under the heading "Other Matters."
Item 1A. Risk Factors

There have been no material changes from the Risk Factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as set forth below.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
There is substantial doubt about our ability to continue as a going concern.
As a result of the substantial inflationary pressures of the current macroeconomic environment, we are experiencing higher charge-offs and limiting loan portfolio growth, with both resulting in lower cash collections. While we were in compliance with the terms of our debt agreements, as amended, as of September 30, 2022, the reduced collections and higher charge-offs may result in non-compliance with debt agreements in future periods. In the future, if we were to be in non-compliance with our debt agreements, and our lenders did not waive the non-compliance, amend the debt agreements, or otherwise provide relief, or we could not obtain new or alternative methods of financing on acceptable terms, such non-compliance could result in loss of ability to borrow under the facilities and/or events of default. The uncertainty surrounding our future non-compliance with our debt facilities, our ability to negotiate some of our existing facilities, and our ability to maintain sufficient liquidity raises substantial doubt about our ability to continue as a going concern.
If we are unable to obtain sufficient funding to support our operations, it will adversely impact our business, prospects, results of operations, financial condition and cash flows, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on acceptable terms or at all.
We are subject to risks and uncertainties related to our strategic review.
On November 9, 2022, we announced that our Board of Directors and our management had initiated a strategic review to consider other ways to maximize shareholder value. There can be no assurances the strategic review will result in any transaction, and the process of exploring strategic alternatives may involve the dedication of significant resources and incur significant costs and expenses. Speculation and uncertainty regarding the strategic review process may cause or result in:
•disruption of our business;
•distraction of our employees;
•difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;
•difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions; and
•increased stock price volatility.
If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review process, it may disrupt our business or adversely impact our business, prospects, results of operations, financial condition or cash flows.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK
If our stock price falls and remains below $1.00 per share, our common stock may be subject to delisting from New York Stock Exchange, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.
Our securities are currently listed on the “NYSE.” For continued listing, we are required to meet specified listing standards, including a minimum stock price, market capitalization, and stockholders’ equity. If we are unable to meet the NYSE’s listing standards, including the requirement that our common stock continue to trade at over $1.00 per share, the NYSE would delist our securities. At that point, it is possible that our securities could be quoted on the over-the-counter bulletin board or the pink sheets. This could have negative consequences, including a negative effect on the price of our securities, reduced liquidity for stockholders, reduced trading levels for our securities, limited availability of market quotations or analyst coverage of our securities; stricter trading rules for brokers trading our securities, and reduced access to financing alternatives for us. We also would be subject to greater state securities regulation if our common stock was no longer listed on a national securities exchange. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE's listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities
During the nine months ended September 30, 2022, we repurchased $5.3 million of common shares under our outstanding stock repurchase program authorized by our Board of Directors. The stock repurchase program, as amended, provides for the repurchase of up to $80 million of our common stock through July 31, 2024 and up to a maximum aggregate amount of $35 million shares may be repurchased in any given fiscal year. Repurchases will be made in accordance with applicable securities laws from time-to-time in the open market and/or in privately negotiated transactions at our discretion, subject to market conditions and other factors. The share repurchase plan does not require the purchase of any minimum number of shares and may be implemented, modified, suspended or discontinued in whole or in part at any time without further notice. All repurchased shares may potentially be withheld for fulfillment of certain employee stock equity programs.
The following table provides information about our common stock repurchases during the quarter ended September 30, 2022:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (2)
July 1, 2022 to July 31, 2022	—	$—	—	$23,973,632
August 1, 2022 to August 31, 2022	47,319	$2.13	—	$23,973,632
September 1, 2022 to September 30, 2022	—	$—	—	$23,973,632
Total	47,319	$2.13	—
_________
(1)During the quarter ended September 30, 2022, certain RSUs were net share-settled to cover the required withholding tax and the remaining amounts were converted into an equivalent number of shares of the Company's common stock. The Company withheld 47,319 shares for applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities during the quarter ended September 30, 2022.
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

10.5+#	Employment, Confidentiality and Non-Compete Agreement, dated May 4, 2022, by and between Steve Trussell and Elevate Credit Service, LLC
10.6#	Third Amendment to Lease Agreement, dated May 19, 2022, by and between FLDR/TLC Overton Centre, L.P. and Elevate Credit Service, LLC
10.7#	Omnibus Amendment, dated July 20, 2022, by and among the Borrowers party hereto, the Guarantors party hereto, and the Agents
10.8#	Forms of Indemnification Agreements between the Registrant and each of its directors and its officers
10.9
Second-lien Financing Agreement, dated August 8, 2022, by and among Elastic SPV, LTD., EF SPV, LTD., and EC SPV, LTD. individually and collectively as the Borrower, the guarantors from time to time party hereto, the lenders party hereto and Park Cities Asset Management, LLC, as agent

10.10	First Amendment to Second-lien Financing Agreement and Consent, dated October 28, 2022, by and among the Borrower, the Guarantors, and the Lender party hereto and Agent.
10.11	Omnibus Amendment and Consent, dated October 31, 2022, by and among the Borrowers party hereto, the Guarantors party hereto, and the Agents.
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2&	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	XBRL for cover page of the Company's Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

#	Previously filed.
+	Indicates a management contract or compensatory plan.
&	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Elevate Credit, Inc.

Date:	November 9, 2022	By:	/s/ Jason Harvison
Jason Harvison
President & Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Steven A. Trussell
Steven A. Trussell
Chief Financial Officer (Principal Financial Officer)